Form 10-Q
period 2023-03-31
Interactive Strength, Inc.
filed 2023-06-09
CIK 1785056

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________

Commission File Number: 001-41610

INTERACTIVE STRENGTH INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1432916
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1005 Congress Ave, Suite 925 Austin , Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 697-8655

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	TRNR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 7, 2023, the registrant had 14,313,185 shares of common stock, $0.0001 par value per share, outstanding.

i

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company.

•
We have incurred operating losses in the past, expect to incur operating losses in the future, and may not achieve profitability, or if we achieve profitability, be able to maintain it in the future.

•
Our past financial results may not be a reliable indicator of our ability to successfully establish our product and service offerings in the marketplace, or of our future performance, and our revenue growth rate is likely to slow as our business matures.

•
We have a limited operating history with which to evaluate and predict the profitability of our subscription model, and any new revenue models we may introduce in the future may be unsuccessful.

•
Our negative cash flows from operations, history of losses, and significant accumulated deficit raise substantial doubt about our ability to continue as a “going concern.”

•
If we fail to compete successfully, we may fail to obtain a meaningful market share, which in turn would harm our business, financial condition, and results of operations.

•
Our results of operations and other financial and non-financial business metrics may fluctuate from period to period and our results from any prior periods, or any historical trends reflected in such results, may not be indicative of our future financial or operating performance.

•
We derive a significant majority of our revenue from sales of our Forme Studio equipment and if sales of our Forme Studio equipment decline, it would materially and negatively affect our future revenue and results of operations. Further, our membership revenue is largely dependent on our ability to sell our Forme Studio equipment.

•
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

•
If we are unable to sustain competitive pricing levels for our premium connected fitness hardware products and memberships to the Forme platform, our business could be adversely affected.

•
Changes in how we market our products and services could adversely affect our marketing expenses and membership levels.

•
The market for our products and services is still in the early stages of growth and if the market does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, or if our products and services do not gain market acceptance, our business, financial condition, and results of operations may be adversely affected.

•
Our revenue could decline if customers are no longer able to finance their purchases of our products due to changes in credit markets and decisions made by credit providers.

•
We may be unable to attract and retain members, which could have an adverse effect on our business and rate of growth.

•
If we are unable to attract or otherwise retain personal trainers and health coaches, as well as fitness instructors, including to produce and provide fitness content on our platform, our business, financial condition, and results of operations could be harmed.

•
If we fail to cost-effectively attract new members, provide high-quality member support, or increase utilization of the Forme platform by existing members, our business, financial condition, and results of operations could be harmed.

•
Changes to our pricing methodologies or business model could adversely affect our ability to attract or retain members as well as qualified personal trainers, health coaches, and fitness instructors.

•
If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.

•
If we fail to successfully expand our commercial and corporate wellness business, it could negatively impact our ability to grow our business and gain market share.

•
If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

•
If we are unable to successfully expand our retail showroom footprint, it could adversely affect our ability to expand our business.

ii

•
Design, manufacturing, and other defects in our products, or technical or performance issues related to our products or services, or similar events may result in claims against us and may cause us to incur significant additional expense to address these issues, and our liability insurance may not be adequate to cover any or all such costs.

•
The failure or inability of our contract manufacturers to comply with the specifications and requirements of our products could result in a product recall, which could adversely affect our reputation and subject us to significant liability should the use of any of our products cause or be claimed to cause physical harm.

•
If we are unable to access or use production studios or if we are unable to attract and retain high-quality and innovative fitness instructors or other content production providers, we may not be able to generate interesting and attractive content for our platform.

•
If we fail to establish and expand our strategic partnerships within the fitness and wellness industries or across the hospitality, fashion, sports and design industries, our ability to increase market share and grow our business may suffer.

•
We face risks, such as unforeseen costs and potential liability, in connection with content we acquire, produce, license, or distribute through our services.

•
We face certain risks related to the interaction of our members, trainers, and fitness instructors.

•
Stockholders owning a significant percentage of our common stock will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

•
We rely on a limited number of suppliers, manufacturers, and logistics partners for our Forme Studio equipment and are subject to risks related to increases in component and equipment costs, long lead times, supply shortages, and supply changes.

•
Our payments system depends on third-party providers and is subject to evolving laws and regulations.

•
Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technologies effectively, could adversely affect our business and operations.

•
Any disruption of our use of these third-party services, including those we use for computing, storage, processing, and similar services, could have an adverse effect on our business, financial condition, and results of operations.

•
If we experience any adverse change to, loss of, or claim that we do not hold necessary licenses to the music content included in our fitness content or otherwise accessible on our platform, it may have an adverse effect on our business, financial condition, and results of operations.

•
Our member engagement on mobile devices depends upon effective operation with mobile operating systems, networks, and standards that we do not control.

•
If our marketing efforts are not effective, our ability to grow our business and maintain or expand our market share could suffer.

•
We rely on third parties to drive traffic to our website, and these providers may change their algorithms or pricing in ways that could damage our business, operations, financial condition, and prospects.

•
We may not be able to accurately predict our future capital needs and may incur significant expenditures, and we may not be able to obtain additional financing to fund our operations.

•
If we do not remediate the material weaknesses identified in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.

•
We face risks related to intellectual property, privacy, cybersecurity, tax, and accounting matters, as well as risks related to our international operations and other regulatory matters, including contractor classification, export control, anti-corruption, environmental, ESG, and climate change.

•
We face risks related to being a public company and our common stock, as well as general risks, including those related to the COVID-19 pandemic, economic conditions, dependence on key personnel, acquisition-related matters, and litigation, among others.

iii

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,050	$226
Accounts receivable, net of allowances	11	—
Inventories, net	1,884	4,567
Vendor deposits	3,487	3,603
Prepaid expenses and other current assets	1,276	1,426
Total current assets	7,708	9,822
Property and equipment, net	1,050	1,326
Right-of-use-assets	22	110
Intangible assets, net	3,348	3,834
Long-term inventories	2,702	—
Deferred offering costs	3,935	2,337
Other assets	6,996	7,018
Total Assets	$25,761	$24,447
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,311	$7,743
Accrued expenses and other current liabilities	3,515	5,304
Operating lease liability, current portion	23	106
Deferred revenue	35	29
Loan payable	5,889	6,708
Senior secured notes	2,000	—
Income tax payable	7	7
Convertible note payable	4,350	4,270
Total current liabilities	24,130	24,167
Operating lease liability, net of current portion	—	9
Warrant liabilities	594	3,004
Total liabilities	$24,724	$27,180
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.0001; 50,000,000 and 369,950,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 11,774,279 and 2,450,922 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	7	4
Additional paid-in capital	132,279	112,436
Accumulated other comprehensive income	250	365
Accumulated deficit	(131,499)	(115,538)
Total stockholders' equity (deficit)	1,037	(2,733)
Total liabilities and stockholders' equity (deficit)	$25,761	$24,447

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Fitness product revenue	$72	$177
Membership revenue	24	12
Training revenue	61	—
Total revenue	157	189
Cost of revenue:
Cost of fitness product revenue	(743)	(554)
Cost of membership	(962)	(1,489)
Cost of training	(103)	(304)
Total cost of revenue	(1,808)	(2,347)
Gross loss	(1,651)	(2,158)
Operating expenses:
Research and development	3,113	4,967
Sales and marketing	600	2,009
General and administrative	15,847	3,162
Total operating expenses	19,560	10,138
Loss from operations	(21,211)	(12,296)
Other income (expense), net:
Other income (expense), net	117	15
Interest income (expense)	208	(386)
Gain upon debt forgiveness	2,595	—
Change in fair value of convertible notes	(80)	(24)
Change in fair value of warrants	2,410	—
Total other income (expense), net	5,250	(395)
Loss before provision for income taxes	(15,961)	(12,691)
Income tax expense	—	—
Net loss attributable to common stockholders	$(15,961)	$(12,691)
Net loss per share - basic and diluted	$(2.09)	$(43.81)
Weighted average common stock outstanding—basic and diluted	7,653,940	289,713

	Three Months Ended March 31,
	2023	2022
Net loss	$(15,961)	$(12,691)
Other comprehensive loss:
Foreign currency translation (loss) gain	(115)	167
Total comprehensive loss	$(16,076)	$(12,524)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

In thousands, except share amounts)

	Series Seed 0 - 10		Convertible Preferred Stock Series A		Series A-1		Series A-2		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	42,999	$7,594	86,703	$19,535	10,208	$2,604	—	$—	—	$—	181,362	$3	31,703	$—	$37,806	$(159)	$(57,313)	$(19,663)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	267,384	3	—	—	2,060	—	—	2,063
Issuance of Series A-2 preferred stock upon conversion of convertible notes	—	—	—	—	—	—	124,313	5,926	—	—	—	—	—	—	—	—	—	—
Issuance of Series A-2 preferred stock, net of issuance costs of $97	—	—	—	—	—	—	631,292	30,028	—	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	501	—	8	—	—	8
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	97	—	—	97
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,691)	(12,691)
Balances at March 31, 2022	42,999	$7,594	86,703	$19,535	10,208	$2,604	755,605	$35,954	—	$—	448,746	$6	32,204	$—	$39,971	$8	$(70,004)	$(30,019)

	Series Seed 0 - 10		Convertible Preferred Stock Series A		Series A-1		Series A-2		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	2,416,698	4	34,224	$—	112,436	365	(115,538)	(2,733)
Issuance of Common stock	—	—	—	—	—	—	—	—	8,676,924	3	—	—	—	—	4,449	—	—	4,452
Issuance of Common stock upon conversion of Class A Common Stock	—	—	—	—	—	—	—	—	2,416,698	4	(2,416,698)	(4)	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	646,433	—	14	—	—	14
Issuance of Common stock upon conversion of Class B Common Stock	—	—	—	—	—	—	—	—	680,657	—	—	—	(680,657)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,057	—	—	15,057
Net exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	323	—	—	323
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,961)	(15,961)
Balances at March 31, 2023	—	$—	—	$—	—	$—	—	$—	11,774,279	$7	—	$—	—	$—	$132,279	$250	$(131,499)	$1,037

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(15,961)	$(12,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	106	82
Depreciation	276	370
Amortization	1,323	1,068
Amortization of operating lease assets	27	—
Inventory valuation loss	73	121
Stock-based compensation	14,639	97
Gain upon debt forgiveness	(2,595)	—
Interest (income) expense	(208)	389
Change in fair value of convertible notes	80	24
Change in fair value of warrants	(2,410)	—
Changes in operating assets and liabilities
Accounts receivable	(11)	—
Inventories	(21)	(1,005)
Prepaid expenses and other current assets	150	(182)
Vendor deposits	116	(141)
Other assets	19	(1)
Accounts payable	257	1,475
Accrued expenses and other current liabilities	(572)	(371)
Deferred revenue	6	4
Operating lease liabilities	(32)	—
Net cash used in operating activities	(4,738)	(10,761)
Cash Flows From Investing Activities:
Purchase of property and equipment	—	(227)
Acquisition of internal use software	—	(1,647)
Acquisition of software and content	(416)	(808)
Net cash used in investing activities	(416)	(2,682)
Cash Flows From Financing Activities:
Payments of loans	(96)	(449)
Proceeds from senior secured notes	2,000	—
Proceeds from issuance of Preferred Stock - Series A, net of issuance costs	—	26,928
Proceeds from issuance of convertible notes	—	5,902
Proceeds from the issuance of common stock A	4,247	2,063
Proceeds from the exercise of common stock options	30	25
Repayment Bounce Back Loan	—	(73)
Net cash provided by financing activities	6,181	34,396
Effect of exchange rate on cash	(203)	18
Net Change In Cash and Cash Equivalents	824	20,971
Cash and restricted cash at beginning of year	226	1,697
Cash and restricted cash at end of year	$1,050	$22,668

Supplemental Disclosure Of Cash Flow Information:
Property & equipment in AP	18	80
Inventories in AP and accrued	1,078	130
Capitalized software and content in AP	18	17
Issuance of Series A preferred stock in connection with convertible notes payable	—	5,926
Deferred offering costs	1,598	—
Decrease in right-of-use asset and operating lease liabilities due to lease termination	61	—
Issuance of Common Stock from Rights Offering	202	—
Net exercise of options	313	—

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Presentation

Description and Organization

Interactive Strength Inc., together with its consolidated subsidiaries doing business as “Forme” (“Forme” or the “Company”), is an interactive home fitness platform that offers an immersive smart home gym with a life-size touchscreen mirror and accessories. Our Members are defined as any individual who has a Forme account through a paid connected fitness membership. The Company’s interactive home fitness platform is known as the Studio, for which the Company continues to develop new accessories and add-ons to further customize a Member’s experience (“Connected Fitness Products”). Through the Studio, Members can stream immersive, instructor-led boutique classes anytime, anywhere. The Company enables Members to get the most out of their wellness journey from their home.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of Interactive Strength Inc. and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, cash flows, and the changes in equity for the interim period.

Liquidity and Going Concern

Since its inception, the Company has sustained recurring losses and has relied on funding from private investors and other third -parties (collectively “outside capital”) to execute the Company’s growth strategy. As a result, the Company incurred a net loss of $16.0 million during the three months ended March 31, 2023 and had an accumulated deficit of $131.5 million as of March 31, 2023. The Company’s long-term success is dependent upon its ability to successfully develop, market, and deliver its revenue-generating products and services in a profitable manner. While management believes the Company can be successful in executing its growth strategy, no assurance can be provided it will be able to do so in a timely or profitable manner. As a result, the Company anticipates it will continue to rely on outside capital to fund the Company’s operations for the foreseeable future.

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), the Company’s available liquidity was not sufficient to fund the Company’s operations over the next twelve months or meet its obligations as they become due, absent the Company’s ability to secure additional outside capital. While management plans to take action to address the Company’s liquidity needs, such as cost mitigation initiatives to reduce unnecessary costs, securing additional outside capital, and/or pursuing other strategic arrangements, no assurance can be provided that management’s actions will be sufficient to fund the Company’s operations over the next twelve months or meet its obligations as they become due.

In addition, as of March 31, 2023, the Company had loans outstanding from certain related parties (See Note 19) with an aggregate principal and interest amount owed of approximately $5.9 million. All of these loans matured prior to March 31, 2023, but their repayment has been temporarily waived. However, absent additional outside capital, the Company will be unable to repay these loans upon their maturity and, as such, the aggregate amounts owed have been classified as current debt in the accompanying condensed consolidated balance sheet as of March 31, 2023.

In the event that one or more of management’s planned actions are not sufficient to fund the Company’s operations over the next twelve months or meet its obligations as they become due, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2022 and 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, the condensed consolidated statement of stockholders' equity (deficit) as of March 31, 2023 and condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, fair value measurements, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, stock-based compensation expense, valuation of the debt component of convertible notes, warrant liabilities, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of March 31, 2022 and 2021, substantially all of the Company’s long-lived assets are held in the United States.

Cash

Cash consists of cash on deposit in banks.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. The Company has incurred and expensed offering costs amounting to $3.9 million as of March 31, 2023.

Property and Equipment

Property and equipment purchased by the Company are stated at cost less accumulated depreciation. Major updates and improvements are capitalized, while charges for repairs and maintenance which do not improve or extend the lives of the respective asset, are expensed as incurred. The Company capitalizes the cost of pre-production tooling which it owns under a supply arrangement. Pre-production tooling, including the related engineering costs the Company will not own or will not be used in producing products under long-term supply arrangements, are expensed as incurred.

Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Pre-production tooling	2 – 5 years
Machinery and equipment	2 – 10 years
Furniture and fixtures	3 – 5 years
Leasehold improvements	Lesser of lease term or estimated useful life

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost or net realizable value, with cost determined using actual costs. The Company maintains inventory in a third-party warehouse. Reserves are established to reduce the cost of inventories to their estimated net realizable value and are reflected in cost of revenues in the consolidated statement of operations. The Company assessed the obsolescence reserve by evaluating factors such as inventory levels, historical sales, and the remaining life of its products. Inventory losses are written-off against the reserve. Inventory not expected to be sold in the next twelve months is classified as long-term.

Vendor Deposits

Vendor deposits represent prepayments made to the third-party manufacturers of the Company’s inventory. In general, the Company’s manufacturers require that the Company pay a portion of the costs for a manufacturing purchase order in advance, with the remaining cost being invoiced upon delivery of the products. Prior to receipt of the goods, any costs associated with the prepayments made by the Company are reflected as vendor deposits on the Company’s consolidated balance sheet.

Capitalized Studio Content

Capitalized Studio content costs include certain expenditures to develop video and live content for the Company’s customers. The Company capitalizes production costs for recorded content in accordance with ASC 926-20, Entertainment-Films - Other Assets - Film Costs. The Company recognizes capitalized content, net of accumulated amortization, within other non-current assets in the consolidated balance sheets and recognizes the related amortization expense as a component of cost of revenue in the consolidated statements of operations and comprehensive (loss). Costs which qualify for capitalization include production costs, development costs, direct costs, labor costs, and production overhead. Expenditures for capitalized content are included within operating activities in the consolidated statements of cash flows. Based on certain factors, including historical and estimated user viewing patterns, the Company amortizes individual titles within the Studio content library on a straight-line basis over a three-year useful life. The Company reviews factors impacting the amortization of the capitalized Studio content on an ongoing basis. Estimates related to these factors require considerable management judgment.

The Company considered certain factors in determining the useful life of the content, including expected periods over which the content will be made available through the platform and related viewership, the lack of “obsolescence” of such content over such period given the nature of its videos (i.e., exercise classes which are not significantly impacted by changes in markets or customer preferences, and/or for which the content is expected to significantly change or evolve over time), and the expected significant growth of its subscriber base which will contribute to substantial increases in viewership over time given the recent launch of its product and membership offerings. Based on these factors, the Company has determined that a three-year (3-year) amortization period is reasonable for the content. The Company will continue to review factors impacting the amortization of the capitalized content on an ongoing basis.

The Company’s business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, the Company has recognized one impairment with regards to the carrying value of its content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $3.9 million as of March 31, 2023.

Identifiable Intangible Assets

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life is three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development.

During the three months ended March 31, 2023 and 2022, the Company capitalized $0.0 million and $1.6 million, respectively, of internal use software.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Internal-use software	3 years

Music Royalty Fees

The Company recognizes music royalty fees as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of such royalties is primarily driven by the number of paid subscribers each month and it is classified as cost of membership and training within the Company’s statement of operations. The Company’s license agreements with music rights holders generally include provisions for advance royalties as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the agreement. As of March 31, 2023 and December 31, 2022 there were no music guarantee-related prepaids, respectively.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions, and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•
Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.
•
Level 2 inputs are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3 inputs are based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts payable, accrued expenses, convertible notes, and warrants. The carrying amounts of current financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, the Company has elected the fair value option to account for its convertible notes. In accordance with ASC Topic 825, the Company records these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. The Company concluded that it was appropriate to apply the fair value option as they are liabilities that are not, in whole or in part, classified as a component of members’ deficit. In addition, the convertible notes meet other applicable criteria for electing fair value option under ASC Topic 825.

Warrants

The Company records its warrants as a liability as allowed in the exceptions for derivative accounting under ASC Topic 815, Derivatives and Hedging. Accordingly, as the Company has elected the fair value option to account for its convertible notes as permitted under ASC Topic 825, the Company also records the warrants issued in association with the convertible notes at fair value, with changes in fair value recorded as a component of other expense, net in the condensed consolidated statement of operations and comprehensive loss. The Company concluded that it was appropriate to apply the fair value option as the warrants are liabilities that are not, in whole or in part, classified as a component of members’ deficit.

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party (the “acqui-hire transaction”) that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In accordance with ASC 718, as the warrant contains a performance condition dependent on an initial public offering, there has been no impact recorded prior to March 31, 2023.

In March 2023, we issued warrants to unrelated third-party service providers in consideration for certain marketing communications services, which warrants are exercisable for a total number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the initial public offering price per share in our initial public offering, whichever event occurs first, for an exercise price of $0.01 per share, in whole or in part. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In accordance with ASC 718, as the warrant contains a performance condition dependent on an initial public offering, there has been no impact recorded prior to March 31, 2023.

In March 2023, we issued warrants to certain existing affiliate and non-affiliate stockholders in lieu of future cash interest payments under our senior secured notes issued to such stockholders in connection with a note financing (the "Bridge Note Financing"). Such warrants are exercisable for a number of shares of our common stock that is determined by dividing: (A) (i) in the case of the warrants issued to the lead noteholder, 67% of the aggregate principal amount of notes issued to such lead noteholder and; (ii) in the case of all other noteholders in the Bridge Note Financing, 60% of the aggregate principal amount of notes issued to such other noteholders by (B) (i) the initial public offering price per share or (ii) if the initial public offering is not consummated, by either (x) the price per share offered in a change of control transaction or (y) if a change of control transaction does not occur, the fair market value of our common stock as determined by an independent appraiser. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In accordance with ASC 718, as the warrant contains a performance condition dependent on an initial public offering, there has been no impact recorded prior to March 31, 2023.

Income Taxes

The Company utilizes the asset and liability method for computing its income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, establishes a valuation allowance.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within income tax expense.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected not to “opt out” of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time public companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. As noted below, certain new or revised accounting standards were early adopted.

Accounting Pronouncements Recently Adopted ASU 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”), and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification of the underlying lease as either finance or operating. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted this accounting standard as of January 1, 2022. Financial positions for reporting periods beginning on or after January 1, 2022 are presented under the new guidance, while prior periods are not adjusted and continue to be reported in accordance with previous guidance.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-03, Measurement of Credit Losses on Financial Instruments (“CECL”), which amends ASC 326 “Financial Instruments - Credit Losses” which introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward looking “expected loss model” that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The Company adopted the new standard effective January 1, 2022 and the guidance did not have a material impact on our condensed consolidated financial statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecasted. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company adopted ASU 2019-12 effective January 1, 2022, using the modified retrospective method. The adoption did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted ASU 2020-04 and ASU 2021-01

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic ASC 848 and clarifies some of its guidance. The amendments in ASU 2021-01 are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Company plans to adopt this standard when LIBOR is discontinued. The Company is currently evaluating the potential impact of adopting this new accounting guidance, but does not expect the adoption of the standard to have a material impact on its condensed consolidated financial statements.
3.
Revenue Recognition

The Company’s primary source of revenue is solely derived from the United States from sales of its Connected Fitness Products and related accessories and associated recurring Membership revenue, as well as from sales of personal training services recorded within Training revenue.

The Company determines revenue recognition through the following steps:

•
Identification of the contract, or contracts, with a customer;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue is reported net of sales returns, discounts and incentives as a reduction of the transaction price. The Company estimates its liability for product returns and concessions based on historical trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

The Company applies the practical expedient as per ASC 606-10-50-14 and does not disclose information related to remaining performance obligations due to their original expected terms being one year or less.

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in the Company’s condensed consolidated statements of operations and comprehensive loss.

Connected Fitness Products

Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, delivery and installation services, and extended warranty agreements. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer, except for extended warranty revenue which is recognized over the warranty period. The Company allows customers to return products within thirty days of purchase, as stated in its return policy.

Amounts paid for payment processing fees for credit card sales for Connected Fitness Products are included as a reduction to fitness product revenue in the Company’s condensed consolidated statements of operations and comprehensive loss.

Membership

The Company’s memberships provide unlimited access to content in its library of on-demand fitness classes. The Company’s memberships are offered on a month-to-month basis.

Amounts paid for membership fees are included within deferred revenue on the Company’s condensed consolidated balance sheets and recognized ratably over the membership term. The Company records payment processing fees for its monthly membership charges within cost of membership and training in the Company’s condensed consolidated statements of operations and comprehensive loss.

Training

The Company’s training services are personal training services delivered through the Connected Fitness Products and third- party mobile devices. Training revenue is recognized at the time of delivery.

Standard Product Warranty

The Company offers a standard product warranty that its Connected Fitness Products and related accessories will operate under normal, non-commercial use for a period of one year which covers the touchscreen, frame and all incorporated elements, and related accessories from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs are recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices.

The Company also offers the option for customers in some markets to purchase a third-party extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 24 to 48 months.

For third-party extended warranty service sold along with the Company’s Connected Fitness Products, the Company does not obtain control of the warranty before transferring it to the customers. Therefore, the Company accounts for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission it retains. The Company considers multiple factors when determining whether it obtains control of third-party products including, but not limited to, evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product.

4.
Inventories, net

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Finished products	$1,884	$4,567
Finished products - LT	2,702	—
Total inventories, net	$4,586	$4,567

Finished products - LT represents inventory not expected to be sold in the next twelve months.

5.
Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Pre-production tooling	$3,094	$3,094
Machinery and equipment	125	125
Leasehold improvements	113	113
Furniture and fixtures	25	25
Software and technology development asset	13	13
Total	3,370	3,370
Less: Accumulated depreciation	(2,320)	(2,044)
Total property and equipment, net	$1,050	$1,326

Depreciation expense amounted to $0.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

6.
Intangible Assets, net

Identifiable intangible assets, net consist of the following:

	As of March 31,			As of December 31,
	2023			2022
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-Use Software	$5,827	$(2,479)	$3,348	$5,827	$(1,993)	$3,834
Total identifiable intangible assets	$5,827	$(2,479)	$3,348	$5,827	$(1,993)	$3,834

Amortization expense amounted to $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2023 (remaining)	1,459
2024	1,516
2025	373
2026	—
2027	—
Total	$3,348

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Security deposit	53	146
Prepaid licenses	10	45
Research and development tax credit	750	750
Other receivables	178	178
Other prepaid	285	307
Total prepaid expenses and other current assets	$1,276	$1,426

8.
Other Assets

	March 31,	December 31,
(in thousands)	2023	2022
Capitalized content costs	$3,900	$4,404
Capitalized software	3,088	2,605
Other	8	9
Total other non-current assets, net	$6,996	$7,018

9.
Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accrued bonus	$75	$145
Accrued payroll	146	193
Accrued PTO	61	188
Accrued offering costs	2,157	1,490
Accrued licenses	—	2,250
Accrued royalties	355	195
Customer deposits	417	517
Other accrued expenses and current liabilities	304	326
Total accrued expenses and other current liabilities	$3,515	$5,304

10.
Debt

2022 Convertible Notes

From January through March 2022, the Company issued convertible notes (the “2022 Convertible Notes”) with an aggregate principal amount of $5.9 million, pursuant to a private placement offering. The 2022 Convertible Notes bore interest at 6% per annum and had a scheduled maturity date of 24 months from issuance, at which time the principal and accrued interest would be due and payable. The Company elected the fair value option for the 2022 Convertible Notes under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

The 2022 Convertible Notes did not include any financial covenants and are subject to acceleration upon the occurrence of specified events of default. The 2022 Convertible Notes were subject to the following conversion features:

•
In the event the Company completed a qualified financing, which is defined as the sale of preferred stock for gross proceeds of at least $10.0 million prior to the maturity date of the related notes, all principal and accrued interest will automatically convert into preferred stock.
•
In the event the Company did not complete a qualified financing prior to the maturity date of the related notes, at the election of the note holder, all principal and accrued interest can be converted into common stock.

The conversion price with respect to an automatic conversion upon the occurrence of a qualified financing is equal to the lesser of i) 80% of the price per unit paid in cash by the other investors for preferred stock sold in a qualified financing, or ii) the “Cap Price”. The conversion price with respect to an elective conversion at the time of maturity is equal to the Cap Price.

In March 2022, the Company completed a qualified financing, and as a result the 2022 Convertible Notes were automatically converted into 124,313 shares of Series A-2.

November 2022 Convertible Notes

In November 2022, the Company issued convertible notes (the “November 2022 Convertible Notes”) with an aggregate principal amount of $4.4 million, pursuant to a private placement offering. The November 2022 Convertible Notes bore interest at 6% per annum and had a schedule maturing date of 12 months from issuance, at which time the principal and accrued interest would be due and payable. The Company elected the fair value option for the November 2022 Convertible Notes under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

The November 2022 Convertible Notes did not include any financial covenants and are subject to acceleration upon the occurrence of specified events of default. The November 2022 Convertible Notes were subject to the following conversion features:

•
In the event the Company completed a qualified financing, which is defined as the sale of preferred stock for gross proceeds of at least $10.0 million prior to the maturity date of the related notes, all principal and accrued interest will automatically convert into preferred stock.
•
In the event the Company did not complete a qualified financing prior to the maturity date of the related notes, at the election of the note holder, all principal and accrued interest can be converted into common stock.

The conversion price with respect to an automatic conversion upon the occurrence of a qualified financing is equal to the lesser of i) the price per share in the Next Financing round, or ii) the Original Issue Price of the Company’s Series A-2 Preferred Stock, which is $47.67. The conversion price with respect to an elective conversion at the time of maturity is equal to the Cap Price.

The Company recognized losses equal to $0.1 million and $0.02 million for the three months ended March 31, 2023 and 2022, respectively, related to changes in fair value for the November 2022 Convertible Notes. The outstanding balance of convertible notes as of March 31, 2023 and December 31, 2022 was $4.4 million and $4.3 million, respectively.

Senior Secured Notes

In March 2023, the Company issued an aggregate of $2.0 million of senior secured notes to three investors, including one related party, with associated warrants to purchase the Company’s common stock at an exercise price of $0.0001, in lieu of future cash interest payments under the senior secured notes issued to such investors. The outstanding balance of senior secured notes as of March 31, 2023 and December 31, 2022 was $2.0 million and $0.0 million, respectively. In May 2023, the Company repaid the $2.0 million in senior secured notes.

11.
Warrants

Class A Common Stock Warrants

On November 13, 2022, the Company issued an aggregate 92,296 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. Each warrant has a strike price of $0.01 per share and has a contractual term of ten years. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The fair value of the warrants issued in 2022 was recorded as a liability on the Balance Sheet and expensed to other (expense) income, net on the Statement of Operations and Comprehensive Loss, at the time of issuance. The Company recognized a gain equal to $2.4 million for the three months ended March 31, 2023, related to changes in fair value for the warrants issued in November 2022.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to March 31, 2023:

Class A Common Stock Warrants
Outstanding as of December 31, 2022	92,296
Warrants issued	—
Warrants exercised	—
Outstanding as of March 31, 2023	92,296

Class B Common Stock Warrants

The Company issued warrants in 2021 to purchase Class B Common Stock to various employees and non-employees. Each warrant has a strike price of $0.01 and has a contractual term of seven years. The warrants are classified as permanent equity within the condensed consolidated balance sheets.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to March 31, 2023:

Class B Common Stock Warrants
Outstanding as of December 31, 2022	5,753
Warrants issued	—
Warrants exercised	—
Outstanding as of March 31, 2023	5,753

12.
Fair Value Measurements

The Company’s financial instruments consist of its convertible notes and warrants.

There were no assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. Liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows:

	Fair value measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Convertible notes	—	—	4,350	4,350
Warrants	—	—	594	594
Total	$—	$—	$4,944	$4,944

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Convertible notes	—	—	4,270	4,270
Warrants	—	—	3,004	3,004
Total	$—	$—	$7,274	$7,274

During the three months ended March 31, 2023, there were no transfers between Level 1 and Level 2, nor into and out of Level 3.

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023:

(in thousands)	Convertible Notes
Fair value at December 31, 2022	$4,270
Issuance of convertible notes	—
Change in estimated fair value of financial instruments	80
Fair value at March 31, 2023	$4,350

(in thousands)	Warrants
Fair value at December 31, 2022	$3,004
Issuance of warrants	—
Change in estimated fair value of financial instruments	(2,410)
Fair value at March 31, 2023	$594

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022:

(in thousands)	Convertible Notes
Fair value at December 31, 2021	—
Issuance of convertible notes	5,902
Change in estimated fair value of financial instruments	24
Conversion of convertible notes into Series A preferred stock	(5,926)
Fair value at March 31, 2022	$—

Convertible Notes

As further described in Note 10, the Company entered into several convertible note arrangements with certain investors during 2022. The Company recorded the liability related to the convertible notes at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements. The fair value of the convertible notes was determined using a PWERM, in which the probability and timing of potential future events (such as a qualified equity financing prior to maturity) is considered in order to estimate the fair value of the convertible notes as of each valuation date. For the outstanding notes as of March 31, 2023, management determined the fair value of the convertible notes using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a discount rate of 21.05%.

The Company recorded a change in fair value adjustment of $0.08 million and $0.02 million in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

Warrants

As further described in Note 11, on November 13, 2022, the Company issued an aggregate 92,296 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. The Company recorded the liability related to the warrants at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements. The fair value of the warrants was determined using a PWERM, in which the probability and timing of potential future events (such as a qualified equity financing prior to maturity) is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of March 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a discount rate of 21.37%.

The Company recorded a change in fair value adjustment of $2.4 million and $0 million in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

13.
Commitments and Contingencies

Lease Obligations

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2023 (remaining)	41
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total	$41

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5 million and 1% of cumulative net sales above $5 million, up to a maximum total royalty of $1 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of March 31, 2023.

Legal Proceedings

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.
Stockholders’ Deficit

Common Stock

The Company’s authorized common stock consisted of 50,000,000 and 369,950,000 shares at $0.0001 par value, as of March 31, 2023 and December 31, 2022, respectively. The issued and outstanding common stock was 11,908,946 shares and 2,450,922 shares as of March 31, 2023 and December 31, 2022, respectively.

15.
Equity-Based Compensation

2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

	Year Ended March 31,
(in thousands)	2023	2022
Research and development	$2,131	$47
Sales and marketing	222	9
General and administrative	12,286	32
Total	$14,639	$88

For the three months ended March 31, 2023 and 2022, $0.4 million and $0.01 million of stock-based compensation was capitalized as software costs, respectively.

During the three months ended March 31, 2023, the Company granted options to purchase 2,028,425 shares under the 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

In December 2022, the Company enacted a restructuring cost savings initiative which resulted in employee terminations in both December 2022 and January 2023. In association with January 2023 terminations, the Company accelerated the vesting of a number of individual option awards, resulting in the accelerated vesting of 5,938 shares on the date of modification. Also in January 2023, the Company repriced 301,537 option awards . Both the accelerated vesting and repricing were accounted for as an equity award modification under ASC Topic 718 which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule in the case of awards which were modified to have accelerated vesting. The adjustment resulted in additional expense of $0.5 million.

The following summary sets forth the stock option activity under the 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	446,839	$2.30	9.6	$11,706
Granted	2,028,425	0.51
Exercised	(677,350)	0.53		12,690
Cancelled or forfeited	(13,651)	3.04
Outstanding as of March 31, 2023	1,784,263	0.73	9.8	$52,232
Options exercisable as of March 31, 2023	157,608	$6.70	9.2	$3,672
Options unvested as of March 31, 2023	1,145,712	$0.82	9.8	$33,429

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of March 31, 2023.

A summary of unvested common stock from early option exercises that are subject to repurchase by the Company under the 2020 Plan is as follows:

	Early Option Exercises
	Number of options	Weighted average exercise price	Repurchase liability (in thousands)
Unvested common stock as of December 31, 2022	3,823	$—	$306
Issued	30,947	1.19	—
Vested	—	—	—
Repurchased	(736)	—	—
Unvested common stock as of March 31, 2023	34,034		$55

For the three months ended March 31, 2023 the weighted-average grant date fair value per option was $18.86. There were no options granted for the three months ended March 31, 2022. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	March 31,	March 31,
	2023	2022
Weighted-average risk-free interest rate (1)	3.6%	—%
Weighted-average expected term (in years)	6.03	—%
Weighted-average expected volatility (2)	57.9%	—%
Expected dividend yield	—%	—%

(1)
Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)
Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the 2020 Plan, the Company recognized stock compensation expense of $14.6 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had $29.2 million and $5.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.7 years and 1.6 years, respectively.

For financial reporting purposes for the awards granted in January 2023, we applied a straight-line calculation between the $30.00 per share determined in the contemporaneous third-party valuation as of December 31, 2022 and the $6.08 per share determined in the contemporaneous third-party valuation as of March 31, 2023 to determine the fair value of our common stock on the grant date. Using the benefit of hindsight, we determined that the straight-line calculation would provide the most appropriate conclusion for the valuation of our common stock on the interim dates between valuations because we did not identify any single event or series of events that occurred during this interim period that would have caused a material change in fair value. Based on this calculation, we assessed the fair value of our common stock for awards granted in January 2023 to be $19.27 per share.

16.
Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the three months ended March 31, 2023 and 2022, there were no customers representing greater than 10% of the Company’s total revenue.

The Company had three vendors representing greater than 10% of total finished goods purchases for the three months ended March 31, 2023 and year ended December 31, 2022, respectively.

17.
Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the three months ended March 31, 2023 and 2022, the Company did not make any contributions to the plan.

18.
Loss Per Share

The computation of loss per share is as follows:

	Three months ended March 31,
	2023	2022
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(15,961)	$(12,691)
Net loss attributable to common stockholders	$(15,961)	$(12,691)
Denominator:
Weighted average common stock outstanding - basic and diluted	7,653,940	289,713
Net loss per share attributable to common stockholders - basic and diluted	$(2.09)	$(43.81)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	March 31,
	2023	2022
Series A convertible preferred stock (as converted to common stock)	—	86,707
Series A-1 convertible preferred stock (as converted to common stock)	—	10,212
Series A-2 convertible preferred stock (as converted to common stock)	—	755,613
Series Seed convertible preferred stock (as converted to common stock)	—	7,558
Series Seed 1 convertible preferred stock (as converted to common stock)	—	2,396
Series Seed 2 convertible preferred stock (as converted to common stock)	—	1,667
Series Seed 3 convertible preferred stock (as converted to common stock)	—	249
Series Seed 4 convertible preferred stock (as converted to common stock)	—	141
Series Seed 5 convertible preferred stock (as converted to common stock)	—	3,416
Series Seed 6 convertible preferred stock (as converted to common stock)	—	817
Series Seed 7 convertible preferred stock (as converted to common stock)	—	1,719
Series Seed 8 convertible preferred stock (as converted to common stock)	—	4,437
Series Seed 9 convertible preferred stock (as converted to common stock)	—	18,501
Series Seed 10 convertible preferred stock (as converted to common stock)	—	2,181
Warrants to purchase series Class A common stock (as converted to common stock)	92,296	—
Warrants to purchase series Class B common stock (as converted to common stock)	5,753	9,673
Stock options to purchase common stock	1,784,263	49,670
Total	1,882,312	954,956

19.
Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Founder Notes

The Company had noninterest bearing promissory notes, of which $0.0 million and $0.08 million was outstanding as of March 31, 2023 and December 31, 2022.

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a principal stockholder of the Company:

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied.
•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied.

As of March 31, 2023, all principal stockholder promissory notes were outstanding and included within the loan payable on the Condensed Consolidated Balance Sheet for a total of $5.2 million, including accrued interest and default interest of $1.2 million. As the 2019, 2020, and 2021 notes were not paid upon maturity, these loans were in default as of March 31, 2023. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.1 million for the three months ended March 31, 2023. On September 30, 2022, the principal officer and certain related parties waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets.

Other Related Party Promissory Notes

During 2019, 2020, 2021, and 2022, the Company entered into the following promissory notes with other related parties:

•
On September 30, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and a maturity date of September 30, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Total payments made to this loan equate to $0.2 million. This loan remains outstanding for interest in the amount of $0.1 million. Upon default, on the September 30, 2019, loan the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets.
•
On October 21, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and maturity date of October 21, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The principal and interest of this loan has been paid as of March 31, 2023.
•
On February 18, 2020, a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied.
•
On June 9, 2020, a $75,000 note was entered into by the Company from the president and co-founder of the Company. This note has interest at the rate of 5.0% per annum and a maturity date of June 9, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. The principal and interest of this loan has been paid as of March 31, 2023.
•
On June 15, 2020, a $0.1 million note with interest at the rate of 7.5% per annum and a maturity date of June 15, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 12.5%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The principal and interest of this loan has been paid as of March 31, 2023.
•
On November 2, 2020, a $50,000 note was entered into by the Company from to the president and co-founder of the Company. This note has interest at the rate of 5.0% per annum and a maturity date of June 2, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. The principal and interest of this loan has been paid as of March 31, 2023.
•
On January 12, 2021, a $0.3 million note with interest at the rate of 12.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied.
•
On February 22, 2021, a $40,000 note with interest at the rate of 12.0% per annum and a maturity date of June 22, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied.

•
On October 27, 2022, a $0.4 million note with interest at the rate of 12.0% per annum and a maturity date of January 27, 2023. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. Total payments made to this loan equate to $0.4 million. This loan remains outstanding in the amount of $0.01 million. .The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets.

As of March 31, 2023, all other related party promissory notes were outstanding and included within the loan payable on the Condensed Consolidated Balance Sheet for a total of $0.7 million, including accrued interest and default interest of $0.3 million. All notes were not paid upon maturity. These loans were in default as of period end due to outstanding interest. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.04 million for the three months ended March 31, 2023. On September 30, 2022, related parties waived their rights to remedy in the event of default, which in effect releases the Company from the obligation of the incremental interest and fees, as well as the lender from their lien on and security interest in the Company’s assets.

During 2022, multiple of the loans above with maturity dates in 2022 remained unpaid as of the maturity date. On September 30, 2022, those lenders waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. Currently, the Company is renegotiating the terms of the loans.

Loan payable consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022
Founder Notes	$-	$79
Principal stockholder promissory notes	5,173	5,503
Other related party promissory notes	716	1,126
Total Loan Payable	$5,889	$6,708

Other Related Party Transactions

In 2016, the Company entered into an agreement with Fuseproject, a design firm that designed the Company’s main product, its fitness mirror. As of March 31, 2023 and December 31, 2022, the Company had incurred $0.1 million and $0.2 million, respectively, of expenses for design services provided by Fuseproject.

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5 million and 1% of cumulative net sales above $5 million, up to a maximum total royalty of $1 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of March 31, 2023. As of March 31, 2023 the Company has accrued $0.2 million in royalty payments.

As of March 31, 2023, the principal stockholder associated with Fuseproject referenced above owned 226,217 of the Company’s common stock., with fully diluted ownership of 1.59% and 1.26 % as of March 31, 2023 and December 31, 2022, respectively.

In 2022, the Company entered into an agreement with Apeiron Advisory Ltd for promotion of the Company, participation in industry conferences, and ongoing structural advice and consulting. The agreement was terminated and the Company is no longer receiving any advisory services from Apeiron Advisory Ltd. As of March 31, 2023 and December 31, 2022, the Company has incurred $0.0 million and $0.9 million, respectively, of expenses for such services provided by Apeiron Advisory Ltd.

As of March 31, 2023 and December 31, 2022, Apeiron Investment Group Ltd and certain of its affiliates ('Apeiron") owned 1,279,848 shares of common stock and 447,318 shares of the Company’s Class A common shares, and 24,143 of the Company’s Class A common warrants, respectively, with fully diluted ownership of 8.9% and 15.6%, respectively.

20.
Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date, March 29, 2023, pursuant to ASC 855-10 Subsequent Events.

In April 2023, the Company issued 1,500,000 shares of our common stock at $8.00 per share in an underwritten public offering. Net proceeds to the Company in connection with its initial public offering were approximately $6.9 million after deducting underwriting discounts, commissions and other offering expenses.

In May 2023, the Company repaid the approximately $2.0 million in senior secured notes in connection with the Bridge Note Financing.

In June 2023, the Company entered into a note purchase agreement pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025. The Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The Notes will mature on June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in Part I, Item 1. of this Form 10-Q, and together with our audited consolidated financial statements and the related notes and other information for the year ended December 31, 2022 included in our registration statement on Form S-1 (file no. 333-269246) which was declared effective by the SEC on April 27, 2023. Historic results are not necessarily indicative of future results.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements include, but are not limited to, statements regarding:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and maintain future profitability;

•

our business model, growth strategy, and our ability to effectively manage our growth, the factors which may affect our performance and the potential impact thereof and the potential significance and indicators and impact of our key operational and business metrics;

•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

•	our market opportunity, including our potential or anticipated growth of the fitness and wellness industry, including the smart home gym and connected fitness sector of this industry;

•	market acceptance of our connected fitness hardware and services;

•	beliefs and objectives for future operations, products, and services;

•	our ability to maintain and increase sales of our Forme Studio equipment, increase memberships to the Forme platform, and expand our product and service offerings;

•	our ability to attract and retain qualified trainers, including personal trainers, and to contract with fitness instructors and other content production personnel;

•	our expectations regarding potential changes to our membership or pricing models or to our products and services;

•	our plans to expand our commercial and corporate wellness customer base;

•	our ability to develop new content, features, equipment, and other services to integrate with or complement the Forme platform and bring them to market in a timely manner;

•	our expectations regarding content costs included in our products and services;

•	the effects of seasonal trends on our results of operations;

•

our expectations concerning relationships with third-party manufacturers, suppliers, content providers, ecosystem partners, and other third parties, as well as current and potential strategic relationships;

•	our expectations regarding our manufacturing and supply chain, including any defects or warranty claims;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our international expansion plans and ability to continue to expand internationally;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends, projected growth, or trend analysis;

•	statements regarding our liquidity position, capital requirements and need for additional financing;

•	our expectations regarding the impact of general economic conditions, geopolitical events, and the COVID-19 pandemic;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act and as a smaller reporting company; and

•	our anticipated use of the net proceeds from our initial public offering.

These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and under Item 1A. Risk Factors, as well as the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law. You should carefully read the “Risk Factors” section to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

Forme is a digital fitness platform that combines premium connected fitness hardware products with expert customizable coaching deliver an immersive experience and better outcomes for both consumers and trainers. Our health coaching services encompass guidance and coaching on nutrition, recovery, sleep, and other health and lifestyle categories. Our coaching services are delivered primarily by our team of more than 50 trainers. All of our coaches can deliver personal training and 32 can deliver health coaching in other areas of wellness. We believe we are the pioneer brand in the emerging sector of virtual health coaching and that our products and services are accelerating a powerful shift towards outcome-driven fitness solutions.

Key milestones in our growth history include:

•
May 2017 – Forme founded
•
July 2021 – Commenced commercial delivery of Forme Studio (fitness mirror), our first connected fitness hardware product
•
July 2022 – Live 1:1 personal training service launched
•
August 2022 – Commenced commercial delivery of Forme Studio Lift (fitness mirror and cable-based digital resistance)

Our revenue is primarily generated from the sale of our connected fitness hardware products and associated recurring membership revenue. As we launched our first connected fitness hardware product in July 2021, we began generating revenue from sales of our products starting in the second half of 2021.

During the three months ended March 31, 2023 and 2022, we generated total revenue of $0.2 million and $0.2 million, respectively, and incurred net losses of $16.0 million and $12.7 million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, and the issuance of common stock. Through March 31, 2023, we had received gross proceeds of $60.5 million from sales of our redeemable convertible preferred stock, $12.4 million from the sale of our SAFE notes, and $30.6 million from the issuance of convertible notes, and $10.9 million from the sale of our common stock.

Business Model and Growth Strategy

Increase uptake of add-on services through compelling member experience

We intend to increase uptake of our add-on memberships and services by providing a compelling member experience focused on introducing our members to the variety of services available on our platform and specifically, the value-added benefits of our coaching and personal training offering. We believe our ability to provide service offerings at a number of price points will serve as a valuable lever for growth by increasing overall service revenues over time.

Reduce the cost of personal training and expand addressable market without sacrificing quality

We intend to continue to explore ways to leverage our products, technology, and proprietary trainer education platform to bring the cost of coaching down incrementally, while maintaining an unwavering focus on the quality of the coaching experience we deliver to our members. This strategy is key to our medium- to long-term objectives, as we believe we can expand the addressable market for coaching services by reducing the per session cost and increasing accessibility of expert coaching services through our hardware and mobile experiences.

Build out partnership ecosystem

We intend to continue to build our strategic partner ecosystem with a focus on relationships that enable us to extend our platform to new audiences. We are pursuing opportunities in a number of attractive verticals, including sports, physical therapy and rehabilitation, and telemedicine. We are continuously identifying and evaluating opportunities to apply our coaching know-how in new and innovative ways to expand our reach and impact.

Expand corporate wellness

We intend to expand our recently launched corporate wellness initiative. Historically, corporate wellness programs were generally one-size-fits-all solutions for employees, such as corporate gyms. The rise of the hybrid workforce has made robust corporate wellness both an imperative and a challenge for many companies. We believe our comprehensive product portfolio makes us a better fit for modern corporate wellness programs than many existing alternatives. Our solution enables corporations to provide all of their employees with a coaching platform regardless of whether they work from home, in the office, or both. Our multi-pronged service offering also provides a new level of customization that can be adapted to employees at virtually all levels of tenure.

Expand into new geographies

We intend to expand the international reach of our product and service offerings. With more than 180 million people belonging to gyms globally in 2019, according to IHRSA, we believe there is significant opportunity to grow internationally. For example, we are currently evaluating potential international expansion in the United Kingdom and Canada, although we have not yet made any definitive plans regarding such expansion or the potential timing thereof. We plan to continue to pursue disciplined international expansion by targeting countries with high fitness penetration and spend, as well as the presence of boutique fitness, and where we believe Forme’s value proposition will resonate.

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:

•
We have a limited operating history; and our past financial results may not be a reliable indicator of our ability to successfully establish our product and service offerings in the marketplace, or of our future performance, and our revenue growth rate is likely to slow as our business matures.
•
We derive a significant majority of our revenue from sales of our Forme Studio and Forme Lift equipment and if sales of our Forme Studio and Forme Lift equipment decline, it would materially and negatively affect our future revenue and results of operations.
•
Our membership revenue is largely dependent on our ability to sell our Forme Studio equipment and if sales of our Forme Studio equipment decline, our membership revenue would decline, and it would materially and negatively affect our future revenue and results of operations. Similarly, we may be unable to attract and retain members, which could have an adverse effect on our business and rate of growth.

•
If we fail to compete successfully against existing and future competitors, we may fail to obtain a meaningful market share, which in turn would harm our business, financial condition, and results of operations.
•
Increases in component and equipment costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and negatively impact our business, financial condition, and results of operations.

We have experienced, and expect to continue to experience, some disruptions to parts of our supply chain, including procuring necessary components or parts in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components or parts of our fitness equipment, and has impacted, and could in the future impact, our ability to timely deliver our products to customers. These supply chain disruptions have not materially affected our business outlook and goals or our operating results, including our sales, revenue, or liquidity or capital resources, and we have not implemented any mitigation efforts to date as a result. However, we cannot predict the impact to us of any future or prolonged supply chain disruptions or any mitigation efforts we may take going forward. For example, as a result of these supply chain disruptions, we may be required to increase customer order lead times and place some products on allocation. In addition, we may consider additional or alternative third-party manufacturing and logistics providers or suppliers. Such mitigation efforts may result in cost increases and any attempts to offset such increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Further, if we were to elect to transition or add manufacturing or logistics providers or suppliers, it may result in temporary or additional delays in product delivery or risks related to consistent product quality or reliability. This in turn may limit our ability to fulfill customer orders and we may be unable to satisfy all of the demand for our products. We may in the future also purchase components further in advance, which in return can result in less capital being allocated to other activities such as marketing and other business needs. We cannot quantify the impact of such disruptions at this time or predict the impact of any mitigation efforts we may take in response to supply chain disruptions on our business, financial condition, and results of operations.

In addition, customer demand for our products may be impacted by weak economic conditions, inflation, weak growth, recession, equity market volatility, or other negative economic factors in the United States or other nations. The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses, increased manufacturing and supplier costs, and increasing market prices of certain components, parts, supplies, and commodity raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. These components, parts, supplies, and commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such components, parts, supplies and commodities, such as inflation or supply chain constraints. Given our limited operating history, we cannot predict how ongoing or increasing recessionary or inflationary pressures may impact our business, financial condition, and results of operations in the future.

Key Operational and Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. We may in the future elect to use additional metrics, discontinue the use of current metrics, or adjust our methodology or definitions of our operational and business metrics as our business evolves.

	Three Months Ended March 31,
	2023	2022
Total Households (at end of period)	204	115
Total Members (at end of period)	235	115
Annual Recurring Revenue	$364,800	$58,919
Average Annualized Recurring Revenue per Household	$1,650	$490
Net Dollar Retention Rate	176%	NM
Net Loss (in thousands)	$(15,961)	$(12,691)
Adjusted EBITDA (in thousands)	$(4,427)	$(10,770)

NM - Not meaningful.

Households

We believe our ability to expand the number of households is an indicator of our market penetration and growth. Total households are defined as individuals or entities with an active paid membership and training.

Members

Our total member count is a key indicator of the size of our future revenue opportunity. We define a member as someone who has a unique profile on our platform, either as the primary membership owner or an associated user within the household.

ARR

Given the recurring nature of usage on our platform, we view annual recurring revenue as an important indicator of our progress towards growth targets and of the overall health of the member base. We calculate ARR at a point in time by multiplying the latest monthly period’s revenue by 12.

ARPH

We believe that our average revenue per household, which we refer to as ARPH, is a strong indication of our ability to deliver value to our members and we use this metric to track expanding usage on our platform by our existing members. We calculate ARPH on a monthly basis as our total revenue in that period divided by the number of households determined as of the last day of that period. For a quarterly or annual period, ARPH is determined as the weighted average monthly ARPH over such three or 12-month period.

Net Dollar Retention Rate

Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue from our existing members. To help us measure our performance in this area, we monitor our net dollar retention rate. We calculate net dollar retention rate monthly by starting with the revenue from the cohort of all members during the corresponding month 12 months prior, or the Prior Period Revenue. We then calculate the revenue from these same members as of the current month, or the Current Period Revenue, including any expansion and net of any contraction or attrition from these members over the last 12 months. The calculation also includes revenue from members that generated revenue before, but not in, the corresponding month 12 months prior, but subsequently generated revenue in the current month and are therefore reflected in the Current Period Revenue. We include this group of re-engaged members in this calculation because our members may use our platform for workouts that stop and start over time. We then divide the total Current Period Revenue by the total Prior Period Revenue to arrive at the net dollar retention rate for the relevant month. For a quarterly or annual period, the net dollar retention rate is determined as the average monthly net dollar retention rates over such three or 12-month period.

Components of Our Operating Results

We generate revenue from sales of our connected fitness products, membership revenue, and personal training revenue. We identify our reportable segment based on the information used by management to monitor performance and make operating decisions. See Note 2 of the notes to our consolidated financial statements included elsewhere in this report for additional information regarding our reportable segment.

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 15% of total revenue for the three months ended March 31, 2023, and 6% of total revenue for the three months ended March 31, 2022.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 39% of total revenue for the three months ended March 31, 2023, and 0% of total revenue for the three months ended March 31, 2022.

Cost of Revenue

Connected Fitness Product

Connected Fitness Product cost of revenue consists of Studio and Studio Lift and accessories product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management and facilities expenses associated with supply chain logistics.

Membership

Membership cost of revenue includes costs associated with personnel related expenses, filming and production costs, hosting fees, music royalties, and amortization of capitalized software development costs.

Training

Training cost of revenue includes costs associated with personnel related expenses.

Operating Expenses

Research and Development

Research and development expense primarily consists of personnel and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials, and software platform expenses. We capitalize certain qualified costs incurred in connection with the development of internal-use software and software to be sold or marketed which may also cause research and development expenses to vary from period to period.

Sales and Marketing

Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative, all showroom expenses and related lease payments, payment processing fees incurred in connection with the sale of our connected fitness products, and sales and marketing personnel-related expenses.

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance.

We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations expenses, and professional services. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue, but we expect to leverage these expenses over time as we grow our revenue and member base.

Other (Expense) Income, Net

Other (expense) income, net consists of unrealized currency gains and losses.

Interest Expense

Interest expense consists of interest associated with the related party loans.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes consists of the change in the fair value of the outstanding convertible notes since the previous reporting period.

Change in Fair Value of Warrants

The change in fair value of warrants consists of the change in the fair value of the outstanding warrants notes since the previous reporting period.

Provision for Income Taxes

The provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred assets will not be utilized.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenue:	(in thousands, expect share and per share data)
Fitness product revenue	$72	$177	$(105)	(59%)
Membership revenue	24	12	12	100%
Training revenue	61	—	61	100%
Total revenue	157	189	(32)	(17%)
Cost of revenue:
Cost of fitness product revenue	(743)	(554)	(189)	34%
Cost of membership (2)	(962)	(1,489)	527	(35%)
Cost of training	(103)	(304)	201	(66%)
Total cost of revenue	(1,808)	(2,347)	539	(23%)
Gross loss	(1,651)	(2,158)	507	(23%)
Operating expenses:
Research and development (1)	3,113	4,967	(1,854)	(37%)
Sales and marketing (1)	600	2,009	(1,409)	(70%)
General and administrative (1) (2)	15,847	3,162	12,685	401%
Total operating expenses	19,560	10,138	9,422	93%
Loss from operations	(21,211)	(12,296)	(8,915)	73%
Other (expense)income, net:
Other (expense) income, net:	117	15	102	680%
Interest income (expense)	208	(386)	594	(154%)
Gain upon debt extinguishment	2,595	—	2,595	100%
Change in fair value of convertible notes	(80)	(24)	(56)	233%
Change in fair value of warrants	2,410	—	2,410	100%
Total other (expense) income, net	5,250	(395)	5,645	(1,429%)
Loss before provision for income taxes	(15,961)	(12,691)	(3,270)	26%
Income tax benefit (expense)	—	—	—	-
Net loss	$(15,961)	$(12,691)	$(3,270)	26%

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, expect share and per share data)
Research and development	2,131	47	2,084	4,434%
Sales and marketing	222	9	213	2,367%
General and administrative	12,286	32	12,254	38,294%
Total stock-based compensation expense	14,639	88	14,551	16,535%

For the three months ended March 31, 2023 and 2022, $0.4 million and $0.01 million of stock based compensation was capitalized as software costs, respectively.

In December 2022, the Company enacted a restructuring cost savings initiative which resulted in employee terminations in both December 2022 and January 2023. In association with the January 2023 terminations, the Company accelerated the vesting of a number of individual option awards, resulting in the accelerated vesting of 5,938 shares on the date of modification. Also in January 2023, the Company repriced 301,537 option awards . Both the accelerated vesting and repricing were accounted for as an equity award modifications under ASC Topic 718 which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule in the case of awards which were modified to have accelerated vesting. The adjustment resulted in additional expense of $0.5 million.

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, expect share and per share data)
Cost of membership	837	810	28	3%
General and administrative	763	628	135	21%
Total depreciation and amortization expense	1,600	1,438	162	11%

Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenue:	(in thousands, expect share and per share data)
Fitness product	$72	$177	$(105)	(59%)
Membership	24	12	12	100%
Training	61	—	61	100%
Total revenue	157	189	(32)	(17%)
Percentage of revenue
Fitness product	46%	94%
Membership	15%	6%
Training	39%	-
Total	100%	100%

Fitness product revenue decrease $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily attributable to fewer Studio installations.

Membership revenue increased $0.01 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to the year-over-year growth in our memberships and price increase from $39 to $49 effective in August 2022.

Training revenue increased $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to launch of our Live 1:1 personal training services.

Cost of Revenue and Gross Loss

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Cost of Revenue:	(in thousands, expect share and per share data)
Fitness product	$743	$554	$189	34%
Membership	962	1,489	(527)	(35%)
Training	103	304	(201)	(66%)
Total cost of revenue	1,808	2,347	(539)	(23%)
Gross Loss:
Fitness product	(671)	(377)	(294)	78%
Membership	(938)	(1,477)	539	(36%)
Training	(42)	(304)	262	(86%)
Total gross loss	(1,651)	(2,158)	507	(23%)
Gross Margin:
Fitness product	(932%)	(213%)
Membership	(3,908%)	(12,308%)
Training	(69%)	-
Total	(1,052%)	(1,142%)

Fitness product cost of revenue for the three months ended March 31, 2023 increased $0.2 million, or 34%, compared to the three months ended March 31, 2022. The increase is primarily due to the royalty minimum on product sales during first 12 months after product release (see Note 19).

Membership cost of revenue for the three months ended March 31, 2023 decreased $0.5 million, or 35%, compared to the three months ended March 31, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Training cost of revenue for the three months ended March 31, 2023 decreased $0.2 million, or 66%, compared to the three months ended March 31, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Our gross loss decreased by $0.5 million due to decrease in personnel-related expenses from reduction in headcount.

Operating Expenses

Research and Development

Research and development expense for the three months ended March 31, 2023 decreased $1.9 million, or 37%, compared to the three months ended March 31, 2022. The decrease was due primarily to a decrease of $2.6 million in personnel-related expenses from a reduction in headcount and a decrease of $1.2 million in engineering expense, partially offset by an increase of $2.1 million in stock-based compensation expenses.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2023, decreased $1.4 million, or 70%, compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease of $0.7 million in personnel-related expenses from a reduction in headcount, a decrease of $0.7 million in advertising and marketing, and a decrease of $0.2 million in rent expense due to the closure of retail locations, partially offset by an increase of $0.2 million in stock-based compensation expenses.

General and Administrative

General and administrative expense for the three months ended March 31, 2023 increased $12.7 million, or 401%, compared to the three months ended March 31, 2022. The increase was due primarily to increases of $12.2 million in stock-based compensation expenses and $1.0 million in accounting and tax expenses, offset by decreases in travel of $0.3 million and legal of $0.2 million.

Other (Expense) Income, net

Other (expense) income, net for the three months ended March 31, 2023, was $0.1 million compared to $0.02 million for the three months ended March 31, 2022. The increase in other (expense) income was primarily attributable to changes in unrealized currency gains.

Interest Expense

Interest expense was $(0.2) million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. The decrease in interest expense was due to an adjustment to penalty interest offset by default interest on outstanding balances.

Gain on debt extinguishment

Forgiveness of debt of $2.6 million related to the third-party content provider.

Change in Fair Value of Convertible Notes, and Change in Fair Value of Warrants

Change in fair value of convertible notes for the three months ended March 31, 2023, decreased $0.05 million compared to the three months ended March 31, 2022. Change in fair value of warrants for the three months ended March 31, 2023, was $2.4 million compared to $0 for the three months ended March 31, 2022. The changes were due primarily to change in fair value of these financial instruments.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance

Adjusted EBITDA

We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; impairment expense; reorganization, severance, exit, disposal and other costs associated with restructuring plans; vendor settlements; IPO related expenses; and other adjustment items that arise outside the ordinary course of our business.

We use Adjusted EBITDA as a measure of operating performance and the operating leverage in our business. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our business and in understanding and evaluating our operating results for the following reasons:

▪
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, other expense (income), net, and provision for income taxes that can vary substantially from company to company depending upon their financing, capital structures, and the method by which assets were acquired;
▪
Our management uses Adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
▪
Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and may also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this measure in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:

•
Although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•
Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•
Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us; or (3) tax payments that may represent a reduction in cash available to us;
•
Adjusted EBITDA does not reflect impairment charges for fixed assets, and gains (losses) on disposals for fixed assets;
•
Adjusted EBITDA does not reflect gains associated with vendor settlements.
•
Adjusted EBITDA does not reflect non-cash fair value gains (losses) on convertible notes, warrants and unrealized currency gains (losses).
•
Adjusted EBITDA does not reflect IPO readiness costs and expenses that do not qualify as equity issuance costs.
•
Adjusted EBITDA does not reflect reorganization, severance, exit, disposal and other costs associated with restructuring plans;
•
The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results and we may, in the future, exclude other significant, unusual expenses or other items from these financial measures. Because companies in our industry may calculate such measures differently than we do, their usefulness as comparative measures can be limited. Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

Because of these limitations, Adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net Loss	$(15,961)	$(12,691)
Adjusted to exclude the following:
Total other expense (income), net	(2,655)	395
Income tax benefit (expense)	—	—
Depreciation and amortization expense	1,600	1,438
Stock-based compensation expense (1)	14,639	88
Vendor settlements (2)	(2,595)	—
IPO related expenses (3)	545	—
Adjusted EBITDA	$(4,427)	$(10,770)

(1)
Stock based compensation of $0.4 million and $0.01 million was capitalized as software costs for the three months ended March 31, 2023 and 2022.
(2)
Gain on forgiveness of debt of $2.6 million related to the third-party Content Provider.
(3)
Adjusts for IPO- readiness costs and expenses that do not qualify as equity issuance costs.

Liquidity and Capital Resources

Since our inception, we have sustained recurring losses and has relied on funding from private investors and other third-parties (collectively “outside capital”) to execute our growth strategy. As a result, we incurred a net loss of $16.0 million during the three months ended March 31, 2023 and had an accumulated deficit of $131.5 million as of March 31, 2023. Our long-term success is dependent upon its ability to successfully develop, market, and deliver its revenue-generating products and services in a profitable manner. While management believes we can be successful in executing our growth strategy, no assurance can be provided we will be able to do so in a timely or profitable manner. As a result, we anticipate we will continue to rely on additional financing and outside capital, including in the near term, to fund our operations for the foreseeable future.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), our available liquidity was not sufficient to fund our operations over the next twelve months or meet our obligations as they become due, absent our ability to secure additional outside capital. While management plans to take action to address our liquidity needs, such as cost mitigation initiatives to reduce unnecessary costs, securing additional outside capital, pursuing a follow on public offering of our common stock, and/or pursuing other strategic arrangements, no assurance can be provided that management’s actions will be sufficient to fund our operations over the next twelve months or meet our obligations as they become due.

In addition, as of March 31, 2023, we had loans outstanding from certain related parties (See Note 19) with an aggregate principal and interest amount owed of approximately $5.9 million. All of these loans matured prior to March 31, 2023, but their repayment has been temporarily waived. However, absent additional outside capital, we will be unable to repay these loans upon their maturity and, as such, the aggregate amounts owed have been classified as current debt in the accompanying consolidated balance sheet as of March 31, 2023.

In the event that one or more of management’s planned actions are not sufficient to fund our operations over the next twelve months or meet its obligations as they become due, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in our operations, a sale of certain of the our assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy. These uncertainties raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Debt and Preferred Equity

Convertible Notes

From January through March 2022, we issued convertible notes (the “2022 Convertible Notes”) with an aggregate principal amount of $5.9 million, pursuant to a private placement offering. The 2022 Convertible Notes bore interest at 6% per annum and had a scheduled maturity date of 24 months from issuance, at which time the principal and accrued interest would be due and payable. We elected the fair value option for the 2022 Convertible Notes under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

The 2022 Convertible Notes did not include any financial covenants and are subject to acceleration upon the occurrence of specified events of default. The 2022 Convertible Notes were subject to the following conversion features:

•
In the event the Company completed a qualified financing, which is defined as the sale of preferred stock for gross proceeds of at least $10.0 million prior to the maturity date of the related notes, all principal and accrued interest will automatically convert into preferred stock.
•
In the event the Company did not complete a qualified financing prior to the maturity date of the related notes, at the election of the note holder, all principal and accrued interest can be converted into common stock.

The conversion price with respect to an automatic conversion upon the occurrence of a qualified financing is equal to the lesser of i) 80% of the price per unit paid in cash by the other investors for preferred stock sold in a qualified financing, or ii) the “Cap Price”. The conversion price with respect to an elective conversion at the time of maturity is equal to the Cap Price.

In March 2022, we completed a qualified financing, and as a result the 2022 Convertible Notes were automatically converted into 124,313 shares of Series A-2.

November 2022 Convertible Notes

In November 2022, we issued convertible notes (the “November 2022 Convertible Notes”) with an aggregate principal amount of $4.4 million, pursuant to a private placement offering. The November 2022 Convertible Notes bore interest at 6% per annum and had a scheduled maturing date of 12 months from issuance, at which time the principal and accrued interest would be due and payable. The Company elected the fair value option for the November 2022 Convertible Notes under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

The November 2022 Convertible Notes did not include any financial covenants and are subject to acceleration upon the occurrence of specified events of default. The November 2022 Convertible Notes were subject to the following conversion features:

•
In the event the Company completed a qualified financing, which is defined as the sale of preferred stock for gross proceeds of at least $10.0 million prior to the maturity date of the related notes, all principal and accrued interest will automatically convert into preferred stock.
•
In the event the Company did not complete a qualified financing prior to the maturity date of the related notes, at the election of the note holder, all principal and accrued interest can be converted into common stock.

The conversion price with respect to an automatic conversion upon the occurrence of a qualified financing is equal to the lesser of i) the price per share in the Next Financing round, or ii) the Original Issue Price of the Company’s Series A-2 Preferred Stock, which is $47.67. The conversion price with respect to an elective conversion at the time of maturity is equal to the Cap Price.

The Company recognized losses equal to $0.1 million and $0.02 million for the three months ended March 31, 2023 and 2022, respectively, related to changes in fair value for the 2022 Convertible Notes. The outstanding balance of convertible notes as of March 31, 2023 and December 31, 2022 was $4.4 million and $4.3 million, respectively.

Warrant Transactions

On November 13, 2022, the Company issued an aggregate 92,296 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. The fair value of the warrants was determined using a PWERM, in which the probability and timing of potential future events (such as a qualified equity financing prior to maturity) is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of March 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a discount rate of 21.37%. A change in the fair value of warrants of $2.4 million resulted in a long-term liability of $0.6 million as of March 31, 2023.

Class B Common Stock Warrants

During July 2021 we issued an aggregate 6,632 warrants to purchase Class B Common Stock to various employees and nonemployees. Each warrant has a strike price of $0.01 and has a contractual term of seven years. The warrants are classified as permanent equity within the consolidated balance sheets. 4,000 of these warrants with an aggregate fair value of $0.2 million were issued as compensation for services provided to us and are recorded within operating expenses.

Series A Financing

On March 10, 2022, we amended our Amended and Restated Certificate of Incorporation to authorize 173,135,395 total shares of Series A-2. As a result, on that date, we completed a closing of Series A-2 and issued a total of 631,293 shares at a purchase price of approximately $47.67 per share.

The aggregate gross proceeds from the Series A Financing were approximately $58.1 million. Proceeds from the issuances associated with the cancellation of the convertible notes were equal to the fair value of the convertible notes upon conversion.

We classify preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, which requires that contingently redeemable securities be classified outside of permanent stockholders’ equity.

Due to the conversion of all outstanding preferred shares in the year ended December 31, 2022, there were no contingently redeemable securities classified outside of permanent stockholders’ equity as of March 31, 2023.

Cash Flows

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(4,738)	$(10,761)
Net cash used in investing activities	(416)	(2,682)
Net cash provided by financing activities	6,181	34,396
Effect of exchange rate on cash	(203)	18
Net Change In Cash and Cash Equivalents	$824	$20,971

Operating Activities

Net cash used in operating activities of $4.7 million for the three months ended March 31, 2023, was primarily due to a net loss of $16.0 million offset by depreciation and amortization of $1.6 million, stock-based compensation of $14.6 million, partially offset by gain on debt forgiveness of $2.6 million, change in the fair value of warrants of $2.4 million and a decrease in operating assets and liabilities of $0.1 million due to a decrease in accounts payable and accrued and other current liabilities.

Net cash used in operating activities of $10.7 million for the three months ended March 31, 2022, was primarily due to a net loss of $12.7 million offset by depreciation and amortization of $1.4 million.

Investing Activities

Net cash used in investing activities of $0.4 million for the three months ended March 31, 2023 was from acquisition of the software and content.

Net cash used in investing activities of $2.7 million for the three months ended March 31, 2022, was primarily related to the development of internal-use software, software and content to be sold and marketed and, and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $6.2 million for the three months ended March 31, 2023 was primarily related to $4.3 million of proceeds from the issuance of common stock in connection with the rights offering completed in February 2023 and $2.0 million senior secured notes in connection with the Bridge Note Financing.

Net cash provided by financing activities of $34.4 million for the three months ended March 31, 2022 was primarily related to proceeds from the issuance of preferred stock – Series A, convertible notes and common stock.

Contractual Obligations and Other Commitments

Lease Obligations

The following represents our minimum annual rental payments under operating leases for each of the next five years and thereafter as of March 31, 2023:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2023 (remaining)	41
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total	$41

Commitments

In May 2021, we entered into two agreements with a third-party content provider (“Content Provider”), a service agreement and a collaboration agreement. Per the service agreement, Forme is to provide content creation services for the Content Provider in which we are to produce workout content using the Content Provider’s trainers and studios. Under the collaboration agreement, both we and the Content Provider agree to jointly market their partnership; in addition, the collaboration agreement provides us with a license to use the Content Provider’s content and marks on our Studio fitness ecosystem (i.e., the “License”). The license issued to us allows us to reproduce, modify, prepare derivative works based upon, distribute, publicly display, publicly perform the content and the modified content, to market, advertise or promote Forme, perform specified activities, and provide our customers access to and use of the Content Provider’s content, throughout the world on our Studio products and in any media, so long as such other media is associated or related to the use of our Studio products.

A liability for total minimum commitment (the license fee) on a quarterly basis was recognized as a liability of $2.3 million as of December 31, 2022. In March 2023, both agreements with the Content Provider were terminated by mutual agreement and no payments remain due or payable thereunder and the liability was recognized as a gain on settlement for the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

In accordance with ASC 718, when a nonrecourse note is used to fund the exercise of a stock option, the stock option is not considered “exercised” for accounting purposes until the employee repays the loan. Prior to repayment of a nonrecourse loan, the outstanding shares received in exchange for the loan are excluded from the denominator of basic earnings per share. Additionally, the nonrecourse loan itself is not recorded on the Company’s balance sheet since the arrangement is, in substance, a stock option.

In 2022 and 2021, the sale of the shares of common stock to several employees was completed in the form of issuances of Secured Partial Recourse Promissory Notes (the “Note(s)”) by the respective employee to the Company.

The Notes were in the aggregate amount of $477,290 and $449,750 for 353,532 and 299,832 shares as of March 31, 2023 and December 31, 2022, respectively. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of March 31, 2023, and are not recorded on the balance sheet.

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party (the “acqui-hire transaction”) that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.01 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In accordance with ASC 718, as the warrant contains a performance condition dependent on an initial public offering, there has been no impact recorded prior to March 31, 2023.

In March 2023, we issued warrants to unrelated third-party service providers in consideration for certain marketing communications services, which warrants are exercisable for a total number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the initial public offering price per share in our initial public offering, whichever event occurs first, for an exercise price of $0.01 per share, in whole or in part. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In accordance with ASC 718, as the warrant contains a performance condition dependent on an initial public offering, there has been no impact recorded prior to March 31, 2023.

In March 2023, we issued warrants to certain existing non-affiliate stockholders in lieu of future cash interest payments under our senior secured notes issued to such stockholders in connection with the Bridge Note Financing. Such warrants are exercisable for a number of shares of our common stock that is determined by dividing: (A) (i) in the case of the warrants issued to the lead noteholder, 67% of the aggregate principal amount of notes issued to such lead noteholder and; (ii) in the case of all other noteholders in the Bridge Note Financing, 60% of the aggregate principal amount of notes issued to such other noteholders by (B) (i) the initial public offering price per share or (ii) if the initial public offering is not consummated, by either (x) the price per share offered in a change of control transaction or (y) if a change of control transaction does not occur, the fair market value of our common stock as determined by an independent appraiser. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In accordance with ASC 718, as the warrant contains a performance condition dependent on an initial public offering, there has been no impact recorded prior to March 31, 2023.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions, and credit risk.

We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•
Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.
•
Level 2 inputs are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3 inputs are based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Our material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, and warrants. The carrying amounts of current financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

Internal-use Software

We capitalize certain eligible software development costs incurred in connection with our internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to our Studio software that is accessed by our customers on a membership basis as well as certain costs associated with our information systems. Capitalized software costs are amortized over the estimated useful life, which is three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for our intended use. We expense all costs incurred that relate to planning and post-implementation phases of development.

During the three months ended March 31, 2023 and March 31, 2022 , we capitalized $0.4 million and $0.8 million, respectively, of software costs. During the three months ended March 31, 2023 and March 31, 2022, we capitalized $0.0 million and $1.6 million, respectively, of internal-use software.

As of March 31, 2023 and December 31, 2022, we had $3.0 million and $2.6 million of unamortized software costs, respectively. As of March 31, 2023 and December 31, 2022, we had $3.3 million and $3.8 million of unamortized internal-use software costs, respectively.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Internal-use Software	3 years

Capitalized Studio Content

Capitalized Studio content costs include certain expenditures to develop video and live content for our customers. We capitalize production costs for recorded content in accordance with ASC 926-20, Entertainment-Films – Other Assets – Film Costs. We recognize capitalized content, net of accumulated amortization, within other non-current assets in the consolidated balance sheets and recognizes the related amortization expense as a component of cost of revenue in the consolidated statements of operations and comprehensive loss. Costs which qualify for capitalization include production costs, development costs, direct costs, labor costs, and production overhead. Expenditures for capitalized content are included within operating activities in the consolidated statements of cash flows. Based on certain factors, including historical and estimated user viewing patterns, we amortize individual titles within the Studio content library on a straight-line basis over a three-year useful life. We review factors impacting the amortization of the capitalized Studio content on an ongoing basis. Estimates related to these factors require considerable management judgment.

We considered certain factors in determining the useful life of the content, including expected periods over which the content will be made available through the platform and related viewership, the lack of “obsolescence” of such content over such period given the nature of our videos (i.e., exercise classes which are not significantly impacted by changes in markets or customer preferences, and/or for which the content is expected to significantly change or evolve over time), and the expected significant growth of our member base which will contribute to substantial increases in viewership over time given the recent launch of our product and membership offerings. Based on these factors, we have determined that a three-year (3-year) amortization period is reasonable for the content. We will continue to review factors impacting the amortization of the capitalized content on an ongoing basis.

Our business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, we have not recognized an impairment with regards to the carrying value of our content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $3.9 million as of March 31, 2023.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for our convertible notes. In accordance with ASC Topic 825, we record these convertible notes at fair value with changes in fair value recorded as a component of other expense, net in the consolidated statement of operations and comprehensive income (loss). As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. We concluded that it was appropriate to apply the fair value option as they are liabilities that are not, in whole or in part, classified as a component of members’ deficit. In addition, the convertible notes meet other applicable criteria for electing fair value option under ASC Topic 825. As of March 31, 2023, there are $4.4 million of convertible notes outstanding.

Revenue Recognition

Our primary source of revenue is from sales of our Connected Fitness Products and related accessories and associated recurring membership revenue.

We determine revenue recognition through the following steps:

•
Identification of the contract, or contracts, with a customer;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns, discounts, incentives, and rebates to commercial distributors as a reduction of the transaction price. We estimate our liability for product returns and concessions based on historical trends by product category, impact of seasonality, and an evaluation of current economic and market conditions and records the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of revenue. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

We apply the practical expedient as per ASC 606-10-50-14 and does not disclose information related to remaining performance obligations due to their original expected terms being one year or less.

We expense sales commissions on our connected fitness products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in our consolidated statements of operations and comprehensive loss.

Connected Fitness Products

Connected Fitness Products include our portfolio of connected fitness products and related accessories, delivery and installation services, and extended warranty agreements. We recognize Fitness Product revenue net of sales returns and discounts when the product has been delivered to the customer, except for extended warranty revenue which is recognized over the warranty period. We allow customers to return products within 30 days of purchase, as stated in our return policy.

We record payment processing fees for our credit card sales for connected fitness products within fitness product revenue in our consolidated statements of operations and comprehensive loss.

Membership

Our memberships provide unlimited access to content in our library of on-demand fitness classes. Our memberships are offered on a month-to-month basis.

Amounts paid for membership fees are included within deferred revenue on our consolidated balance sheets and recognized ratably over the membership term. We record payment processing fees for our monthly membership charges within cost of membership and training in our consolidated statements of operations and comprehensive loss.

Training

Our training services are personal training services delivered through the Connected Fitness Products and third- party mobile devices. Training revenue is recognized at the time of delivery.

Stock-Based Compensation

In December 2020, our board of directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”). Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We estimate the fair value of stock options using the Black-Scholes option pricing model. The determination of the grant date fair value of stock awards issued is affected by a number of variables, including the fair value of our common stock, the expected common stock price volatility over the expected life of the awards, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of our common stock. We derive our volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. We estimate the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as we have not paid and does not currently anticipate paying dividends on our common stock.

Stock-based compensation expense is classified in the accompanying consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient's service payments are classified. For the three months ended March 31, 2023, the Company recognized an additional stock- based compensation expense of $0.5 million as a result of a modification related to accelerated option vesting and repricing of options. There were no modifications during the three months ended March 31, 2022.

Income Taxes

We utilize the asset and liability method for computing our income tax provision. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating loss, capital loss, and tax credit carryforwards, using enacted tax rates. Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits, which to date have not been material, are recognized within provision for income taxes.

Common Stock Valuations

Historically, for all periods prior to our initial public offering, as there was no public market for our common stock prior to such date, the estimated fair value of our common stock has been determined by our board of directors, with input from management, as of the date of each award grant, considering our most recently available independent third- party valuations of common stock and any additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the date of each award grant. The independent third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately- Held-Company Equity Securities Issued as Compensation. We determined that based on our stage of development and other relevant factors, it was most appropriate to prepare our common stock valuations using the option-pricing method, or OPM, which used a market approach to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

The assumptions underlying these valuations were highly complex and subjective and represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.

Given the absence of a public trading market, our board of directors with input from management, considered numerous objective and subjective factors to determine the fair value of common stock. The factors included, but were not limited to:

•
contemporaneous valuations performed by an independent third-party valuation firm;
•
our stage of development and material risks related to our business;
•
the progress of our research and development programs, including the development of Studio Lift;
•
sales of our preferred stock;
•
the rights, preferences and privileges of our preferred stock relative to those of our common stock;
•
lack of marketability of our common and preferred stock as a private company;
•
our operating results and financial performance;
•
the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, in light of prevailing market conditions;
•
the trends, developments and conditions in the fitness sectors;
•
analysis of initial public offerings and the market performance and stock price volatility of similar public companies in the health and fitness sectors; and
•
the economy in general.

Once a public trading market for our common stock has been established in connection with the completion of our initial public offering, it will no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this report.

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable we have early adopted certain standards as described in Note 2 of our condensed financial statements included elsewhere in this report. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after our initial public offering if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, a material weaknesses is identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, we were privately owned and not subject to the internal control over financial reporting requirement of the Sarbanes Oxley Act.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In preparing our financial statements as of and for the three months ended March 31, 2023 and March 31, 2022, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2023 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the three months ended March 31, 2023, as we expect to implement new software in 2023. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of March 31, 2023, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of our initial public offering.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings please refer to Note 13 - Commitments and Contingencies on Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our business, financial condition, or results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our prospectus, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks are realized, in whole or in part, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and stockholders could lose part or all of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and prospects.

We have incurred operating losses in the past, expect to incur operating losses in the future, and may not achieve profitability, or, if we achieve profitability, be able to maintain it in the future.

We have incurred operating losses each year since our inception, including net losses of $16.0 million and $12.7 million for three months ended March 31, 2023 and March 31, 2022, respectively, and expect to continue to incur net losses for the foreseeable future. We had an accumulated deficit of $131.5 million at March 31, 2023. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in technology and engineering, expand our operating and retail infrastructure, add training and fitness programs, classes, content, and software features to our streaming platform, expand into new geographies, and invest in new or complementary products, equipment, accessories, content, and services for our immersive, customizable, and digital fitness platform, which include the Forme Studio, Forme Studio Lift, accompanying accessories, and our coaching services which we collectively refer to as the “Forme platform.” Further, as a public company, we will incur additional legal, accounting, and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we may not be able to increase our revenue to offset any increase in our expenses. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve or maintain profitability.

We have a limited operating history; and our past financial results may not be a reliable indicator of our ability to successfully establish our product and service offerings in the marketplace, or of our future performance, and our revenue growth rate is likely to slow as our business matures.

We commenced operations in May 2017, launched our first retail stores in late 2020, commenced delivery of our first Forme Studio in July 2021, commenced delivery our first Forme Studio Lift in August 2022, and conducted our first live personal training session in July 2022. We have a limited history of generating revenue. As a result of our brief operating history, we have limited financial data that can be used to evaluate our current business, including our ability to successfully establish our product and service offerings in the marketplace. Furthermore, while our business has grown and much of that growth has occurred in recent periods, the smart home gym and connected fitness industry, including the market for connected fitness hardware, may not develop or continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, our historical revenue growth should not be considered indicative of our future performance, and estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections. In particular, we have experienced periods of higher revenue growth since we began selling our Forme Studio and Forme Studio Lift (collectively with any ancillary or related accessories and equipment, “Forme Studio equipment” or “our connected fitness hardware products”) that we do not expect to continue as our business matures. Our revenue growth, if any, may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, the impacts to our business from inflation and rising interest rates, which in turn could, among other things, increase financing costs and thus reduce sales of our products, the COVID-19 pandemic, a decrease in the growth or reduction in size of our overall market, a reduction in discretionary spending by consumers, or if we cannot capitalize on growth opportunities. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by emerging companies in rapidly changing industries, including market acceptance of our products and services, attracting and retaining members, and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

Our business, financial condition, and results of operations are subject to risks associated with rising interest rates, which could negatively impact our customers’ ability to finance their purchases of our products or to make timely payments and our ability to obtain additional financing.

We face risks associated with rising interest rates, which could, among other things, negatively impact sales of, and demand for, our products, the ability of customers to make timely payments, and our ability to obtain debt financing on terms acceptable to us, if at all. Historically, a significant percentage of our members have financed their purchase of our Forme Studio equipment through third-party credit providers with whom we have existing relationships. If our third-party credit providers were to increase interest rates, it could negatively impact potential customers’ ability to finance purchases of our products, which in turn would negatively impact our revenue. In addition, general reductions in consumer lending and the availability of consumer credit as a result of higher interest rates could limit the number of customers with the financial means to purchase our products and could reduce demand for our products and services. Higher interest rates could also increase our costs or the monthly payments for our products financed through other sources of consumer financing, or negatively impact the ability of our customers to make timely payments for our products and services. Third-party financing providers may not continue to provide consumers with access to credit or may reduce available credit limits. Restrictions or reductions in the availability of consumer credit, the loss or deterioration of our relationships with our current financing partners or changes in the terms such entities may provide to our potential customers could have an adverse effect on our business, financial condition, and results of operations. In addition, we will need to raise additional financing to support our operations, which could include equity or debt financing, in the immediate and near term. Rising interest rates would negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs through price increases, other cost control measures, or other means. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation.

We have a limited operating history with which to evaluate and predict the profitability of our recurring revenue model and any new revenue models we may introduce in the future may be unsuccessful.

We began selling memberships to our VOD platform in 2021 with the delivery of our first Forme Studio, and launched our Live 1:1 personal training service in July 2022. Accordingly, we have a limited operating history with which to evaluate our subscription model. For example, all of our members are on month-to-month membership terms and may cancel their memberships at any time. We have limited historical data with respect to rates of membership renewals, so we may be unable to accurately predict member renewal or retention rates. We measure our membership retention rate by the number of members as of the beginning of the month who have a paid membership with a successful credit card billing of at least three months. Additionally, prior renewal rates may not accurately predict future member renewal rates for a variety of reasons, such as members’ dissatisfaction with our offerings and the cost of our memberships, macroeconomic conditions, or new offering introductions by us or our competitors. If our members do not renew their memberships, our revenue may decline and our business will suffer.

In the future, we may offer new membership products, services, or pricing models, implement promotions, or replace or modify current membership pricing models, any of which could result in additional costs. For example, we recently launched our Custom Training service, which is currently charged as a monthly membership for $149/month. We cannot predict member reaction to, or the success of, any new or modified products, services, or pricing models, or whether the costs or logistics of implementing these changes, including any new or updated pricing models, will adversely impact our business. If the adoption of new revenue models adversely impacts our member relationships, then member growth, member engagement, and our business, financial condition, and results of operations could be harmed.

Our negative cash flows from operations, history of losses, and significant accumulated deficit raise substantial doubt about our ability to continue as a “going concern.”

Our negative cash flows from operations and our history of losses, as well as our significant accumulated deficit, raise substantial doubt about our ability to continue as a “going concern.” Since inception, we have sustained recurring losses and have relied on funding from private investors and other third parties to finance our operations. We have historically generated losses from our operations as reflected in our accumulated deficit of $131.5 million as of March 31, 2023 and negative cash flows from operating activities. In addition, as of March 31, 2023, we had loans outstanding with an aggregate principal and interest amount owed of approximately $5.9 million. All of these loans matured prior to March 31, 2023, but their repayment has been temporarily waived. In addition, in March 2023, we issued approximately $2.0 million in senior secured notes in connection with the Bridge Note Financing, which senior secured notes were repaid in May 2023. Due to our history of losses from operations, negative cash flows from operations, and a significant accumulated deficit, our management concluded that there is substantial doubt about our ability to continue as a going concern. In our accompanying financial statements, our independent auditor included an emphasis of matter paragraph regarding the substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our becoming profitable in the future or obtaining the necessary capital to meet our obligations. Our determination of substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity securities, debt financing, or otherwise. There can be no assurance that any such issuance of equity securities, debt financing, or other means of financing will be available in the future, or the terms of any such financing will be acceptable to us. Further, there can be no assurance that we will ever become profitable or continue as a going concern. See “— Risks Related to Financial, Accounting, and Tax Matters — We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.”

If we fail to compete successfully against existing and future competitors, we may fail to obtain a meaningful market share, which in turn would harm our business, financial condition, and results of operations.

We operate in a highly competitive market. We face significant competition from multiple industries and exercise verticals, including at-home fitness equipment and content, fitness clubs, in-studio fitness classes, in-person personal training, and health and wellness apps. In addition, we compete with other virtual or smart home gym providers such as Curiouser Products Inc., dba MIRROR (acquired by Lululemon and now sold as the lululemon Studio Mirror), Peloton Interactive, Inc., and Tonal Systems, Inc., among others. We expect the competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with ours.

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may offer products at lower price points due to other revenue sources available within such competitors that are unavailable to us, may have better brand recognition, may undertake more successful product development efforts, create more compelling employment opportunities, or marketing campaigns, may be willing to offer products at price points with which we cannot compete, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising, or be better positioned to withstand substantial price competition. Current and future competitors have established or may establish financial and strategic relationships among themselves or with our existing or potential customers or other third parties in our industry, such as manufacturing and logistics providers. Additionally, any of the foregoing may enable our current and future competitors to better withstand adverse economic or market conditions, such as those caused by the current COVID-19 pandemic, now or in the future, and significantly reduce their pricing so as to compete against us. If we are not able to compete effectively against our competitors, they may acquire and engage customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and results of operations.

Our business may be affected by seasonality.

Although we do not have sufficient history with our product sales to assess the potential impact of seasonality, we expect that our business may be influenced by seasonal trends consistent with traditional retail selling periods. Accordingly, fluctuations in revenue during months of high demand could have a disproportionate effect on our results of operations for the entire year. In addition, we may experience quarterly fluctuations caused by seasonality and other factors, and thus comparisons of our results of operations across different fiscal quarters may not be accurate indicators of our future performance. Annual or quarterly comparisons of our results of operations may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be affected by introductions of new or enhanced products and services, including the costs associated with such introductions.

Our results of operations and other financial and non-financial business metrics may fluctuate from period to period due to a variety factors, many of which are beyond our control, and as a result, our results from any prior periods, or any historical trends reflected in such results, should not be viewed as indicative of our future financial or operating performance.

Our revenue and results of operations have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•
our ability to maintain and attract new members;

•
membership cancellation and renewal rates;

•
product returns;

•
changes in our recurring revenue model or pricing methodologies, or our adoption of any new membership, pricing, or revenue models;

•
the receipt, reduction or cancellation of, or changes in the forecasts or timing of, memberships by members;

•
changes in our mix of products and services, such as changes in demand for certain accessories or bundles or our Live 1:1 personal training and health coaching services, fitness programs and classes, or other streaming fitness content on our platform;

•
the impact of the COVID-19 pandemic on our business, suppliers, and members;

•
the diversification and growth of our revenue sources, including our ability to successfully expand our commercial and corporate wellness channels;

•
our ability to maintain gross margins and operating margins;

•
inaccurate forecasting of the demand for our products and services, which could lead to lower revenue or increased costs, or both;

•
the timing and amount of research, development, and new product expenditures, including resources allocated to the development of new equipment and accessories, programs, classes, and other content, and innovative features and technologies, as well as the continued development and upgrading of our proprietary technology platform;

•
increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•
changes in our relationship with our third-party financing partner who provides financing assistance to our members for the purchase of our Forme Studio equipment;

•
constraints on the availability of consumer financing or increased down payment requirements to finance purchases of our Forme Studio equipment;

•
the continued maintenance and expansion of our delivery, installation, and maintenance services and network for our Forme Studio equipment;

•
supply chain disruptions, delays, shortages, and capacity limitations;

•
increases or other changes in our product development and manufacturing costs, or the timing and extent thereof, and our ability to achieve cost reductions in a timely or predictable manner;

•
changes in market and customer acceptance of and demand for our products, content, and services, including cyclicality and seasonal fluctuations in memberships and usage of the Forme platform by our members, each of which may change as our products and services evolve or mature, or as our business grows;

•
the continued market acceptance of, and the growth of the smart home gym and connected fitness market;

•
the emergence of new industry expectations and product obsolescence;

•
the timing and success of new product, content, and service introductions by us or our competitors;

•
the competitive landscape and pricing pressure as a result of competition or otherwise;

•
the ability to maintain and open new retail locations and studio showrooms;

•
successful expansion into international markets;

•
significant warranty claims;

•
loss of key personnel or the inability to attract qualified personnel, including personal trainers and fitness instructors;

•
geopolitical events, such as war, threat of war or terrorist actions, or the occurrence of pandemics, epidemics, or other outbreaks of disease, or natural disasters, and the impact of these events on the factors set forth above.

•
system failures or breaches of security or privacy;

•
adverse litigation judgments, settlements, or other litigation-related costs;

•
changes in the legislative or regulatory environment, including with respect to privacy, consumer product safety, advertising, and employment matters, or enforcement by government regulators, including fines, orders, or consent decrees;

•
fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•
changes in our effective tax rate; and

•
changes in accounting standards, policies, guidance, interpretations, or principles; and changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

As a result of these and other factors, our results of operations and revenue may vary significantly from period to period. Accordingly, you should not rely on the results of any prior quarterly or annual periods, or any historical trends reflected in such results, as indications of our future revenue or operating performance.

We derive a significant majority of our revenue from sales of our Forme Studio equipment and if sales of our Forme Studio equipment decline, it would materially and negatively affect our future revenue and results of operations.

Our Forme Studio equipment is sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a decline in our revenue derived from our Forme Studio equipment, which may have a material adverse effect on our business, financial condition, and results of operations. Sales of our Forme Studio equipment currently account for substantially all of our revenue, accounting for approximately 99% of revenue in 2021 and 78% of revenue in 2022 and 46% of revenue for the three months ended March 2023. As a result, any meaningful decline in sales of our Forme Studio equipment would materially and adversely affect our business, financial condition, and results of operations.

Our membership revenue is largely dependent on our ability to sell our Forme Studio equipment.

Our customer acquisition model is generally initiated upon the sale to customers and installation of our Forme Studio or Forme Studio Lift, with additional revenue generated from sales of memberships and health coaching services. While members are invited to gain access to our basic VOD membership upon purchase of the Forme Studio or Forme Studio Lift through an account creation process, they can cancel their membership at any time. As a result, our membership and health coaching revenue is largely dependent on our ability to sell our Forme Studio equipment and to engage and retain members to use our services on an ongoing basis thereafter. If we are unable to expand sales of our Forme Studio equipment or to engage new members or to maintain and expand our member base, our business, financial condition, and results of operations may suffer.

Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products and services. Failure to accurately forecast our needs, and any concomitant failure to place sufficient orders, may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in consumer demand for our products and services, changes in demand for the products and services of our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate consumer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity.

An inability to meet consumer demand and delays in the delivery of our products to our members could result in an increased rate of order cancellations, reputational harm and damaged member relationships and could have an adverse effect on our business, financial condition, and results of operations.

If we are unable to sustain competitive pricing levels for our connected fitness hardware products and memberships to the Forme platform, our business could be adversely affected.

We compete with products and services that are generally sold at lower prices. If we are unable to sustain competitive pricing levels for our connected hardware products, including Forme Studio and Forme Studio Lift, and our membership and health coaching services, whether due to consumer sentiment and spending power, competitive pressure or otherwise, our financial results and cash flow could be significantly reduced. Further, our decisions around the development of new products and services are partly based on assumptions about pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business. In addition, while we believe we offer high-quality, differentiated products and services, our pricing levels may be higher than those of our competitors. Our ability to maintain our pricing levels depends on several factors, including our brand recognition, product design and technology features and quality, innovative content, and public perception of our company. If we are unable to sustain our pricing levels due to these or other factors, our ability to attract new members and our business, financial condition, and results of operations could be harmed.

Changes in how we market our products and services could adversely affect our marketing expenses and membership levels.

We use a broad mix of marketing and other brand-building measures to attract members. We use online advertising, including through native advertising and social media influencers, as well as third-party social media platforms, as marketing tools. As online and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. Moreover, as we expand and as competition for customers increases in the industry, we may experience increased marketing expenses. If we cannot cost effectively use these marketing tools or if we fail to promote our products and services efficiently and effectively, our ability to acquire new members, maintain or increase membership levels and our financial condition may suffer. In addition, an increase in the use of online, social media, or any other marketing channels for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims, or otherwise violate applicable laws or regulations.

The market for our products and services is still in the early stages of growth and if the market does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, or if our products and services do not gain market acceptance, our business, financial condition, and results of operations may be adversely affected.

The smart home gym and connected fitness market is relatively new, rapidly growing, largely unproven, and it is uncertain whether this market will achieve or sustain high levels of demand and achieve wide market acceptance. In addition, while we experienced some positive impact on demand for our product, as a result of the COVID-19 pandemic, we cannot predict the potential impact on our business as the pandemic continues to evolve. Our success depends substantially on the willingness of consumers to widely adopt our products and services. To be successful, we will have to make significant investments in the education of consumers about our products and services and provide quality products, content, member experience that is superior to the products, content, and experiences provided by our competitors. Additionally, the fitness and wellness market is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. We cannot assure you that the connected fitness market will continue to develop, that the public’s interest in smart home gym and connected fitness will continue, or that our products and services will be widely adopted.

It is difficult to predict the future growth rates, if any, and size of the smart home gym and connected fitness market, and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Any forecasts relating to the expected growth in the smart home gym and connected fitness market, including internally developed estimates and those which may be included in the prospectus related to our initial public offering, may prove to be inaccurate. Even if the market experiences the forecasted growth described, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in the reports or other filings we may make with the SEC should not be taken as indicative of our future growth. If our market does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve market acceptance, our business, financial condition, and results of operations could be adversely affected.

Our revenue could decline if members are no longer able to finance their purchases of our products due to changes in credit markets and decisions made by credit providers.

Historically, a significant percentage of our members have financed their purchase of our Forme Studio equipment through third-party credit providers with whom we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our members with financing on similar terms, and our ability to sell our Forme Studio equipment may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for our products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial condition, and results of operations.

We may be unable to attract and retain members, which could have an adverse effect on our business and rate of growth.

Our business and revenue growth is dependent on our ability to continuously attract and retain members, and we cannot be sure that we will be successful in these efforts, or that member retention levels will not materially decline. There are a number of factors that could lead to a decline in member levels or that could prevent us from increasing our member levels, including:

•
our failure to introduce new products and services, including related equipment and accessories, programs, content, classes, features and technologies, that members find engaging and compelling;

•
our introduction of new products, content, or services, or changes to existing products, content, and services that are not favorably received;

•
harm to our brand and reputation;

•
pricing and perceived value of our offerings;

•
our inability to deliver quality products, content, and services;

•
our members engaging with the products and services of our competitors;

•
interruptions or disruptions preventing rapid and reliable access to our content and services or otherwise affecting the member experience;

•
members being unsatisfied with the delivery, installation, or service of our Forme Studio equipment;

•
a decline in the public’s interest in home fitness workouts, or other fitness disciplines we invest or decide to invest in; and

•
deteriorating general economic conditions or a change in consumer spending preferences or buying trends.

Additionally, further expansion into international markets such as Canada, the United Kingdom, and Europe will create new challenges in attracting and retaining members that we may not successfully address. As a result of these factors, we cannot be sure that our member levels will be adequate to maintain or permit the expansion of our operations. A decline in member levels could have an adverse effect on our business, financial condition, and results of operations.

If we are unable to attract or otherwise access health coaches and personal trainers, and fitness instructors to produce and provide fitness content and services on our platform, our business, financial condition, and results of operations could be harmed.

Our business depends in part on our ability to attract and access qualified trainers and fitness instructors to produce and provide fitness content and services on our platform. For example, during the COVID-19 pandemic, we have experienced decreased access to fitness instructors due to social distancing and other restrictions imposed, which in turn impacted our ability to produce new fitness content in the volume we had originally anticipated. In addition, trainers and fitness instructors may become dissatisfied with our brand, products, services, programs, and/or benefits. If we are unable to access trainers and fitness instructors due to these or similar occurrences, or due to competition or other reasons, it would harm our ability to produce and provide fitness content on our platform, which in turn could materially and adversely affect our business, financial condition, and results of operations.

If we fail to cost-effectively attract, recruit, and retain qualified health coaches, personal trainers, and fitness instructors, our business would be materially and adversely affected.

Our business depends in part on our ability to cost-effectively access, attract, recruit, and retain qualified trainers and fitness instructors. Competition for qualified trainers and fitness instructors is intense and may increase due to various factors beyond our control. For example, the easing of COVID restrictions in the past year resulted in more people returning to traditional gyms and in-person fitness, resulting in increased demand for trainers and fitness instructors. As a result, we experienced increased competition for such personnel in the past year. Our competitors may attempt to compete for trainers and fitness instructors on the basis of providing a more compelling platform or more lucrative earning opportunities. In addition, we may experience complaints, negative publicity, strikes, or other work stoppages that could dissuade potential candidates from joining our company.

In addition, most of the fitness instructors who are featured in our On-Demand content, as well as other content production providers with whom we work, are independent contractors and the classification of any of our independent contractors may be subject to challenge. Our use of independent contractors for content production activities fluctuates depending on production volume and schedule. Further, certain jurisdictions may adopt laws and regulations seeking to limit the scope of individuals who may be appropriately classified as independent contractors and instead seek to classify them as employees. If we are required to classify our independent contractors as employees, we would need to adapt our employment model accordingly. We may face specific risks relating to our ability to onboard fitness instructors as employees, our ability to partner with third-party organizations to source trainers and fitness instructors, and our ability to effectively utilize employee trainers and fitness instructors to meet customer demand.

Changes in certain laws and regulations, including immigration, labor and employment laws, occupational licensure regulations or background check requirements, may result in a change in the pool of qualified trainers and fitness instructors, which may result in increased competition for such personnel or higher costs of recruitment, operation and retention. Other factors outside of our control, such as the COVID-19 pandemic, may also reduce the number of trainers and fitness instructors on the Forme platform or impact our ability to onboard new trainers and fitness instructors. If we fail to attract qualified trainers and fitness instructors on favorable terms, or lose qualified trainers and fitness instructors to our competitors, we may not be able to meet customer demand or maintain competitive pricing for our personal training, health coaching, and fitness programs and classes, and our business, financial condition, and results of operations could be adversely affected.

If we fail to cost-effectively attract new members, or to increase utilization of the Forme platform from existing members, our business, financial condition, and results of operations could be harmed.

Our success depends in part on our ability to cost-effectively attract new members, retain existing members and increase membership rates of the Forme platform. Members have a wide variety of fitness options, including at-home fitness equipment and content, fitness clubs, in-studio fitness classes, in-person personal training, and health and wellness apps. To expand our member base, we must have the ability to appeal to individuals who have historically used other methods of personal fitness and training or who have not previously used personal fitness and training or regularly exercised. Our reputation, brand, and ability to build trust with existing and new members may be adversely affected by complaints and negative publicity about us, our offerings, our pricing and policies, trainers and fitness instructors on the Forme platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new members do not perceive the services provided by trainers and fitness instructors on the Forme platform to be helpful, effective, engaging, or affordable, or if we fail to offer compelling offerings, services, content, and features on the Forme platform, we may not be able to attract or retain members or to increase their utilization of the Forme platform. If we fail to continue to grow our member base, retain existing members, or increase the overall utilization of the Forme platform by existing members, our business, financial condition, and results of operations could be adversely affected.

Changes to our pricing methodologies or business model could adversely affect our ability to attract or retain members as well as qualified trainers and fitness instructors.

Many factors, including operating costs, legal, and regulatory requirements or constraints and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain customers as well as qualified trainers and fitness instructors at a lower cost than us. We may reduce our membership and other pricing for members, increase the compensation we pay to trainers and fitness instructors, increase our marketing and other expenses, or otherwise modify our business model to attract and retain members, as well as qualified trainers and fitness instructors in response to competitive pressures. Furthermore, local regulations may affect our pricing in certain geographic locations, which could amplify these effects. For example, state and local laws and regulations may impose minimum earnings standards for trainers and fitness instructors, which in turn may cause us to revise our pricing methodology in certain markets. We have from time to time modified existing, or implemented new, pricing methodologies and strategies, which may not prove effective. Any of the foregoing actions may not ultimately be successful, and in turn could cause our business, financial condition, and operating results to suffer.

As many of the individuals who develop, provide, or produce content on our platform are independent contractors, any challenge to, or determination that, such individuals should be classified as employees versus independent contractors, could affect our business model and pricing methodologies. We have also launched, and may in the future launch, certain changes to the rates and fee structure for trainers and fitness instructors on the Forme platform, which may not ultimately be successful. Our assessments of the impact of any changes in our pricing methodologies or business model may not be accurate and we could be underpricing or overpricing our offerings. In addition, if the offerings on the Forme platform change, then we may need to revise our pricing methodologies. As we continue to develop and launch new product and service offerings, such as Forme Studio Lift, factors such as maintenance, customer financing, and supply chain efficiency may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition, and results of operations.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.

Our success in maintaining and increasing our member base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner, our competitors may introduce similar offerings faster than us, which could result in our new or enhanced offerings not being accepted by our members and negatively affect our rate of growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower membership rates, lower sales, pricing pressure, lower gross margins, discounting of our existing Forme Studio equipment, and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings. Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying each product and service introduction.

Moreover, we must successfully manage introductions of new or enhanced products and services, which could adversely impact the sales of our existing products and services. For instance, consumers may decide to purchase new or enhanced products and services instead of our existing products and services, which could lead to excess product inventory and discounting of our existing products and services.

Our success depends on our ability to develop and maintain the value and reputation of the Forme brand.

We believe that developing and maintaining our brand recognition and image is important to attracting and retaining members. Developing and maintaining our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality products, services, features, content, and support to our members. We believe that the importance of our brand will increase as competition further intensifies and brand promotion activities may require substantial expenditures. Our brand could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. Unfavorable publicity about us, including our products, services, technologies, customer service, content, personnel, and suppliers, or similar incidents involving our competitors in the smart home gym and smart home gym and connected fitness industry, could diminish confidence in, and the use of, our products and services. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our member base and result in decreased revenue, which could have an adverse effect on our business, financial condition, and results of operations.

We also sell the Forme platform to commercial and wellness customers, which exposes us to additional business and financial risks. In addition, if we fail to successfully expand our commercial and corporate wellness business, it could negatively impact our ability to grow our business and gain market share.

We also sell the Forme platform to commercial and wellness customers. For example, we are actively installing Forme Studios in hotels, resorts, and other commercial environments such as boutique hotels, luxury apartments, and private condominiums, as well businesses with which we establish corporate wellness partnerships for the benefit of their employees. For commercial customers, we typically sell our connected hardware products with a three-year content membership paid up front, plus we offer an extended warranty program. In addition, many of the risks associated with our individual members are often exacerbated or heightened in the commercial or corporate environment. For example, the equipment we install at these locations may be used more frequently and by a larger group of users, which may increase the rate of wear and tear or the risk of product malfunction or injury in connection with the use of our equipment. This in turn could expose us to liability claims, warranty expense, and damage to our brand and reputation, among other risks, any of which could harm our reputation, business, financial condition, and results of operations. If we fail to successfully expand our commercial and corporate wellness business, it could harm our ability to grow our business, gain market share, and expand our brand.

We have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current scale of operations. For example, we commenced commercial delivery of the Forme Studio in July 2021, launched our Live 1:1 personal training service in July 2022, and delivered our Forme Studio Lift in August 2022. As we continue our transition from initial product development to mass production and commercial shipment of our products, we have experienced, and may in the future experience, adjustments in our business operations and headcount. For example, as a result of completing development and commencing mass production of the Forme Studio Lift and in response to economic headwinds, we reduced the size of our engineering team in 2022 and expect to continue to reallocate our personnel resources to support our ongoing product development efforts while also increasing our focus on marketing and sales and building our brand. Our headcount reduction in July of 2022 comprised approximately 26% of our full-time employee base at the time of such reduction. We had a subsequent headcount reduction in December of 2022, comprising approximately 50% of our full-time employee base at the time of such reduction. We expect our headcount to fluctuate in the near term but to grow over the longer term as we continue to grow our business and expand our target markets. Further, we expect that our business and operations will become increasingly complex as we grow our business. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, and upgrade our management information systems and other processes. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design and develop our own Forme Studio equipment and accessories, and software, produce original fitness and wellness programming, recruit, train, and educate personal trainers, sell our products exclusively through our own sales teams, retail locations, and e-commerce site, and coordinate the delivery, installation, and service of our Forme Studio equipment with our third-party logistics providers, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, we utilize both air and ocean shipment for our Forme Studio equipment and our limited history with commercial shipment of our products has in the past, and may in the future, result in delays in delivery and installation. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. Failure to manage our future growth effectively could have an adverse effect on our business, financial condition, and results of operations.

If we are unable to successfully expand our retail showroom footprint, it could adversely affect our ability to expand our business.

Our growth strategy contemplates a significant increase in our advertising and other marketing spending and expanding our retail locations and showroom presence. We currently have one retail location. We cannot assure you that these retail locations or showrooms or that future retail locations or showrooms will generate revenue and cash flow. Further, our current retail locations and showrooms are leased, and we expect any future showrooms will be leased, pursuant to multi-year short-term leases, and our ability to negotiate favorable terms on an expiring lease or for a lease renewal option may depend on factors that are not within our control. Successful implementation of our growth strategy will require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth.

If our marketing efforts are not effective, our ability to grow our business and maintain or expand our market share could suffer.

Maintaining and promoting awareness of the Forme platform is important to our ability to retain existing, and to attract new, customers. To facilitate our future growth and profitability, we are investing in our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•
select the right markets, media, and media vehicles in which to advertise;

•
identify the most effective and efficient level of spending in each market, media, and media vehicle; and

•
effectively manage marketing costs, including creative and media expenses, to maintain acceptable customer acquisition costs.

We may adjust or re-allocate our advertising spend across channels, product verticals, and geographic markets to optimize the effectiveness of these activities. We expect to increase advertising spend in future periods to continue driving our growth.

Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective or provide a meaningful return on investment. We also may incur marketing and advertising expenses significantly in advance of recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our brand, business, financial condition, and results of operations could suffer.

Our products and services may be affected from time to time by design and manufacturing or other defects that could adversely affect our business and result in harm to our reputation.

We offer complex hardware and software products and services that can be affected by design and manufacturing or other defects, errors, and bugs. Sophisticated operating system software and applications, such as those included in our products, often have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components or parts that we source from third parties. Any such defects could make our products and services unsafe, create a risk of environmental or property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims, regulatory investigations, and related litigation. We have in the past and may in the future experience these defects and similar issues in our products. If any of our products have reliability, quality, or safety problems, we may not be able to successfully correct these problems in a timely manner or at all.

There can be no assurance that we will be able to detect and fix all issues and defects in the products, software, and services we offer. Failure to do so could result in widespread technical and performance issues affecting our products and services, damage our reputation, result in customer warranty or return claims, and deter customers from purchasing our products. In addition, these defects, errors, or bugs could interrupt or delay sales and revenue. If any defects or issues are not discovered until after we have commenced commercial production of a new product, we may incur significant additional development costs and product recall, repair or replacement costs. In addition, from time to time we may experience outages, service slowdowns, or errors that affect our fitness and wellness programming. As a result, our services may not perform as anticipated and may not meet customer expectations. Further, quality problems could adversely affect the experience for users of our products and services, and result in harm to our reputation, loss of competitive advantage, poor market acceptance, reduced demand for our products and services, delay in new product and service introductions, and lost revenue. Any of the foregoing could harm our ability to retain existing members and attract new customers, and could adversely affect our business, financial condition, and results of operations.

Service interruptions, outages, technical or performance issues, or similar events, including those related to, or caused by, defects or similar issues in our products and services, may result in claims against us and may cause us to incur significant additional expense to address these issues, and our liability insurance may not be adequate to cover any or all such costs.

Service interruptions, outages, technical and performance issues, or similar events affecting our products and services, including those related to, or caused by, defects or similar issues in our products and services, may result in claims against us by our members or others. For example, we have received claims in the past, including in the past year, and while such claims have not had a significant impact on our results of operations, we may be subject to future claims, which could have a material and adverse impact on our business, financial condition, and results of operations.

We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment, or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms, or maintain adequate coverage against potential claims, our financial results could be adversely impacted.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and results of operations.

We generally provide a 12-month limited warranty on our Forme Studio and Forme Studio Lift. The occurrence of any defects or other warranty claims for which we have a legal obligation could make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and member confidence and demand, and adversely affect our business, financial condition, and results of operations. Moreover, certain other companies within our industry have in the past, and may in the future, received reports of injuries related to the use of their products and services and issued product recalls. Such activity by other companies within our industry, and the associated negative publicity, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us. Also, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and results of operations.

In addition to warranties supplied by us, we also offer the option for members to purchase third-party extended warranty and services contracts and accidental protection coverage. Extended warranties are regulated in the United States on a state level and are treated differently by state. Outside the United States, regulations for extended warranties vary from country to country. In addition, changes in interpretation of the insurance regulations or other laws and regulations concerning warranties, whether limited, full, extended, or implied, on a federal, state, local, or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure to comply with past, present, and future similar laws regarding warranties on our products, whether express or implied, could result in reduced sales of our products, reputational damage, litigation, penalties, and other sanctions, which could have an adverse effect on our business, financial condition, and results of operations.

The failure or inability of our contract manufacturers to comply with the specifications and requirements of our products could result in a product recall, which could adversely affect our reputation and subject us to significant liability should the use of any of our products cause or be claimed to cause physical harm.

All of our products are manufactured by independent third-party contract manufacturers. We do not have long-term contracts with our third-party contract manufacturers, and instead, order from these manufacturers on a purchase order basis. Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products.

A widespread recall or withdrawal of any of our products may negatively and significantly impact our sales and profitability for a period of time and could result in significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers. We may also be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings), resulting in liability for actual or claimed injuries or death. Any of these events could adversely affect our business, financial condition and results of operations. Even if a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused physical harm could adversely affect our reputation with existing and potential consumers and its corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall could adversely affect our business, financial condition and results of operations.

If we fail to offer high-quality member support, our business and reputation will suffer.

We currently work with third-party logistics providers to handle shipment and delivery of our connected fitness hardware products, including the Forme Studio and Forme Studio Lift. Our third-party logistics providers also facilitate white glove installation services of our products. Our in-house field operations team is responsible for training our third-party logistics providers on how to safely and correctly install our products, coordinating shipment and delivery matters, and communicating with our members throughout the entire pre-installation process. We do not have any minimum or long-term binding commitments with our third-party logistics providers and are generally billed upon shipment of the freight and believe alternative third-party logistics services would be available if needed. Our members also rely on our member support services to resolve any issues related to the use of our Forme Studio equipment and platform. Providing a high-quality member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing members. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract members, or to sell additional products and services to existing members, could be harmed.

We rely on access to production studios, crews, and equipment and the creativity of our fitness instructors, third parties, and a network of independent contractors to generate and produce the content on our platform. If we are unable to access these resources or if we are unable to attract and retain high-quality and innovative fitness instructors or other content production providers, we may not be able to generate interesting and attractive content for our platform.

We offer fitness and wellness content on our platform that is produced by our in-house team located in Los Angeles, California, and by contracting seasoned content production and creative professionals. Due to our reliance on a limited number of studios in a concentrated location, any incident involving our studios, or affecting Southern California generally, could render our studios inaccessible or unusable and could inhibit our ability to produce and deliver new fitness and wellness content for our members. Production of the fitness and wellness content on our platform is further reliant on the creativity of our fitness instructors who, with the support of the content production team, plan and record our VOD content. Most of the fitness instructors who provide content for our On-Demand services are independent contractors. In addition, we also bid out our content production work, including lighting, direction, and sound, to a network of independent contractors. Once engaged, these contractors typically work on a day rate basis until the contracted-for content shoot is complete. If we are unable to attract or retain creative and experienced instructors or other content production providers, we may not be able to generate content on a scale or of a quality sufficient to grow our business. If we fail to produce and provide our members with interesting and attractive content led by instructors who they can relate to, then our business, financial condition, and results of operations may be adversely affected.

Our growth will depend in part on our ability to develop and expand our strategic and commercial relationships with companies across the fitness, wellness, hospitality, fashion, sports and design industries.

We have developed, and intend to continue to develop and expand, collaborations with companies across the fitness, wellness, hospitality, fashion, sports, and design industries. Our current and potential partners include international hotel chains, celebrity trainers, interior designers, celebrity stylists, and boutique fitness clubs. These strategic relationships tend to be focused on generating awareness of our brand by accessing audiences and followings and educating them regarding our products and services. If these arrangements do not continue to result in an increase in the number of customers and revenue, our business may be harmed.

The loss of a partnership could harm our results of operations, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, or increase our marketing costs. If we are not successful in maintaining existing and creating new relationships with any of these third parties, or if we encounter technological, content licensing, or other impediments to our development of these relationships, our ability to grow our business could be adversely impacted.

If we fail to obtain and retain high-profile strategic relationships, or if the reputation of any of these parties is impaired, our business may suffer.

A principal component of our marketing program and employee retention and recruitment has been to develop relationships with highly qualified and high-profile persons to help us extend the reach of our brand. Although we have relationships with well-known individuals in this manner, we may not be able to attract and build relationships with new persons in the future. In addition, if the actions of these parties were to damage their or our reputation, our relationships may be less attractive to our current or prospective customers. Any of these failures by us or these parties could materially and adversely affect our business, financial condition, and results of operations.

We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.

As a creator and distributor of fitness and wellness content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of our fitness and wellness content. We believe that original content can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our fitness and wellness content does not meet our expectations, in particular, in terms of costs, usage, and popularity, our business, including our brand and results of operations may be adversely impacted. As we expand our fitness and wellness content, we continue to be responsible for production costs and other expenses. We also take on risks associated with production, such as completion and key talent risk with respect to our trainers and fitness instructors, which risks have been heightened during COVID-19. We also contract with third parties related to the development, production, marketing and distribution of our fitness and wellness content. We may face potential liability or may suffer significant losses in connection with such arrangements, including, but not limited to, if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we license rights of our fitness and wellness content to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service, or discontinue or alter production of our original content if we believe such content might not be well received by our members, or could be damaging to our brand or business. To the extent we, in the future, do not accurately anticipate costs or mitigate risks, including for content that we produce but ultimately does not appear on or is removed from our service, or if we incur liability for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

Apeiron Investment Group Ltd. and its affiliates, and block.one Investments 1, each own a significant percentage of our common stock, will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

Apeiron Investment Group Ltd. and its affiliates (“Apeiron”) and block.one Investments 1 (“block.one”), each beneficially owned as of March 31, 2023 approximately 9.34% and 22.20%, respectively, of the voting power of our outstanding common stock on an as-converted basis. As such, each of Apeiron and block.one has the ability to substantially influence us through this ownership positions, and could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. For example, each of Apeiron or block.one, acting together with one another or with a small number of our other large stockholders, will be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of Apeiron’s or block.one’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

Apeiron’s or block.one’s interests may not always coincide with our corporate interests or the interests of our other stockholders, and each may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. So long as Apeiron or block.one continue to own a significant portion of our outstanding voting securities, each of them will continue to have considerable influence in all matters that are subject to approval by our stockholders and will be able to strongly influence our other decisions.

Risks Related to Suppliers, Manufacturers, and Other Ecosystem Partners

We rely on a limited number of suppliers, manufacturers, and logistics partners for our Forme Studio equipment. A loss of any of these partners could negatively affect our business.

We rely on a limited number of suppliers to manufacture, transport, and install our Forme Studio equipment, which exposes us to supply chain and other risks. We have previously experienced, and may experience in the future, production, shipping, or logistical constraints that cause delays. Although we believe we have redundancy and alternatives for the manufacturers and suppliers for the key components of our products, our reliance on a limited number of manufacturers for the components and parts for our Forme Studio equipment and the geographic concentration among our suppliers increase our supply chain risk. In addition, we do not have long-term binding commitments with any of our manufacturers and suppliers and instead operate on a purchase order basis. Therefore, we have no guarantee that they will continue to manufacture or supply products or components for us on an ongoing basis. In the event of interruption from any of our manufacturers, we may not be able to replace or increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, our manufacturing partners’ primary facilities are located in Taiwan. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location. Such suppliers also have experienced, and may continue to experience, production, shipping, or logistical constraints arising from the COVID-19 pandemic.

Our suppliers and partners have no obligation to continue to accept purchase orders from us, and we may be unable to get them to accept additional orders or engage an alternate manufacturer on terms that are acceptable to us, which may undermine our ability to deliver our products to members in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our Forme Studio equipment to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, manufactures, or logistics partners could have an adverse effect on our business, financial condition, and results of operations.

We have limited control over our suppliers, manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.

We have limited control over our suppliers, manufacturers, and logistics partners, which subjects us to risks, such as the following:

•
inability to satisfy demand for our Forme Studio equipment;
•
limited control over delivery timing and product reliability;
•
limited ability to monitor the manufacturing process and components or parts used in our Forme Studio equipment;
•
limited ability to develop comprehensive manufacturing specifications that take into account any materials shortages or substitutions;
•
variance in the manufacturing capability of our third-party manufacturers;
•
price increases;
•
failure of a significant supplier, manufacturer, or logistics provider to perform its obligations to us for technical, market, or other reasons;
•
variance in the quality of the delivery and installation services provided by our third-party logistics providers;
•
difficulties in establishing additional supplier, manufacturer, or logistics partner relationships if we experience difficulties with our existing suppliers, manufacturers, or logistics providers;
•
shortages of materials or components or parts included in our Forme Studio equipment;
•
misappropriation of our intellectual property;
•
exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability;
•
changes in local economic conditions in the jurisdictions where our suppliers, manufacturers, and logistics providers are located;
•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, tariffs, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and insufficient warranties and indemnities on components and parts supplied to or by our manufacturers or in connection with performance by our providers.

In addition, we do not have long-term binding commitments with any manufacturers and suppliers and instead operate on a purchase order basis. We also rely on our logistics partners, including our warehouse and delivery partners, to complete a substantial percentage of our deliveries to members, with the rest of the deliveries handled by our own white glove delivery and installation team. Our primary delivery and installation partner relies on a network of independent contractors to perform delivery and installation services for us in many markets. If any of these independent contractors, or the delivery and installation partner as a whole, do not perform their obligations or meet the expectations of us or our members, our reputation and business could suffer.

The occurrence of any of these risks, especially during periods of peak demand, could cause us to experience a significant disruption in our ability to produce and deliver our products to our members.

Increases in component and equipment costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and negatively impact our business, financial condition, and results of operations.

Our ability to maintain and expand our business depends on our ability to obtain timely and adequate delivery of components and parts for our Forme Studio equipment. The majority of the components and parts that go into the manufacturing of our Forme Studio equipment are sourced from a limited number of third-party suppliers, and some of these components or parts are provided by a single supplier based in Taiwan. In addition, the global semiconductor supply shortage is having wide-ranging effects across multiple industries. We have experienced, and may continue to experience, direct and indirect adverse impacts on our business, including delays in securing certain components, including semiconductors, of our Forme Studio equipment. Our manufacturers generally purchase these components or parts on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component or parts suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components or parts and the risk that our suppliers discontinue or modify components or parts used in our Forme Studio equipment. In addition, the lead times associated with certain components or parts are lengthy and preclude rapid changes in design, quantities, and delivery schedules. We may in the future experience component shortages, and the predictability of the availability of these components or parts may be limited. In the event of a component shortage or supply interruption from suppliers of these components or parts, we may not be able to develop alternate sources in a timely manner. While we believe we can obtain alternative sources of supply on commercially reasonable terms if needed, developing alternate sources of supply for these components or parts may be time-consuming, difficult, and costly and there can be no assurance that we will be able to source these components or parts on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these components or parts, or the inability to obtain these components or parts from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled deliveries to our members.

Moreover, volatile global economic conditions may make it more likely that our suppliers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. Several of the components or parts that go into the manufacturing of our Forme Studio equipment are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported therefrom following the U.S. Trade Representative Section 301 Investigation. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components or parts, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and results of operations.

Our ability to maintain a sufficient supply of components and raw materials for our products or to adequately control the costs thereof have been, and may be, negatively impacted by global supply chain constraints, which in turn may be impacted by geopolitical events or other factors beyond our control.

Our products incorporates various components and raw materials, such as semiconductors, and our ability to maintain a sufficient supply of such components has been, and may continue to be, impacted by global supply chain issues. Further, the availability of such components and raw materials at reasonable cost, which is essential to the successful production and sale of our products, is subject to factors beyond our control, such as geopolitical unrest, global health crises, and global economic conditions, among others. For example, Russia’s invasion of Ukraine has resulted in sanctions levied by the United States and other countries against Russia, higher energy prices, and higher prices for certain raw materials and goods and services, which in turn is contributing to higher inflation in the United States and globally, and has caused significant disruption to financial markets. While we do not currently believe our business has been significantly impacted by the Ukraine crisis to date, we could potentially be adversely impacted by any significant disruption to the global economy as a result of the ongoing crisis or any escalation thereof. For example, the conflict between Ukraine and Russia has adversely impacted, and could continue to exacerbate, global supply chain constraints and disrupt our operations or negatively impact the demand for our products and services. Any such disruption could result in an adverse impact to our financial results. Further, military, social, and political instability in a number of countries around the world, including continued hostilities and civil unrest in Ukraine and civil unrest in the Middle East, may have a negative effect on our business, financial condition, and operations as a result of any impact on our customers and manufacturing partners, the global supply chain, the volatility in the prices of components, the global economy, and the financial markets.

Further, as our products incorporate semiconductor components, our manufacturing processes are subject to risks and trends within the semiconductor industry generally, including wafer foundry manufacturing capacity, wafer prices, and production yields, as well as timely delivery of semiconductors from foundries to our manufacturing partners and regulatory and geopolitical developments in various jurisdictions, including Russia, Ukraine, and Asia. If the cost of raw materials increases, or our manufacturing partners experience difficulties in obtaining sufficient components of sufficient quality for incorporation in our products, it could impact our ability to deliver products to our customers in a timely manner and adversely impact our business, financial condition, and results of operations, including our gross margins. For example, as Russia and Ukraine produce a significant portion of certain key raw materials used in semiconductor manufacturing such as neon and palladium, Russia’s invasion of Ukraine could exacerbate the ongoing semiconductor supply chain issues. Although we do not currently expect Russia’s invasion of Ukraine to materially impact us directly, we are unable at this time to predict the ultimate impact this conflict will have on our company, our supply chain, our customers, the global economy, or the financial markets. Further, future global pandemics similar to the COVID-19 pandemic may cause manufacturing and supply constraints that affect our products, and increased tensions between the United States and other countries, such as Russia or China, may negatively impact the supply of certain components incorporated in our products, which in turn could harm our business, financial condition, and results of operations.

We depend on sole source and limited source suppliers for certain components and parts used in the manufacture of our products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.

We depend on sole source and limited source suppliers for certain components and parts used in the manufacture of our products. Any of the sole source and limited source suppliers upon whom we rely could stop producing our components or parts, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such interruption or delay may force us to seek similar components or products from alternative sources, which may not be available. Switching suppliers may require that we redesign our products to accommodate new components or parts, which would be costly and time-consuming. Any interruption in the supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business. Although we have not experienced any significant disruption as a result of our reliance on limited or sole source suppliers, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.

Our manufacturing partners and our sole supplier are located in Taiwan, which exposes us to various risks, including due to tensions between Taiwan and mainland China.

As the primary facilities of our manufacturing partners and the sole supplier of certain components and parts used in the manufacture of our products are located in Taiwan, we face risks associated with geopolitical conditions, natural disasters, and other factors. For example, Taiwan is susceptible to regional natural disasters such as earthquakes, tsunamis, and typhoons, and has experienced an increasing frequency of extreme weather events, including heavier rains and atypical heat waves. In addition, we face risks associated to changes in governmental policies, taxation, inflation, or interest rates in Taiwan and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. For example, since 1949, Taiwan and the Chinese mainland have been separately governed. The government for the People’s Republic of China (the “PRC” which unless the context otherwise requires, refers to mainland China) claims that it is the only legitimate government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and mainland China in the past few years, relations between Taiwan and mainland China remain strained. For example, the PRC government has refused to renounce the use of military force to gain control over Taiwan and, in March 2005, passed an Anti-Secession Law that authorized non-peaceful means and other necessary measures should Taiwan move to gain independence from the PRC. The PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan “declares independence.” Past developments in relations between Taiwan and mainland China have on occasion depressed the market prices of the securities of companies doing business in Taiwan. If political tensions between mainland China and Taiwan were to increase further, it could negatively impact our business, financial condition, and results of operations given our reliance on manufacturing partners and a sole source supplier in Taiwan. Given the current political and military situation in China and Taiwan, if the relationship between China and the United States worsens further, or if either China or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our manufacturing and supplier relationships with entities in Taiwan or the ability of such parties to maintain their relationships with us is disrupted, our costs could increase, and our ability to fulfill customer orders could be significantly harmed. Furthermore, relations between Taiwan and mainland China and other factors affecting military, political, or economic conditions in Taiwan could materially and adversely affect our business, financial condition, and results of operations, as well as the market price of our common stock. See “Risk Factors – We depend on sole source and limited source suppliers for certain components and parts used in the manufacture of our products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.”

Our payments system depends on third-party providers and is subject to evolving laws and regulations.

Our members pay for our products and services, including their monthly membership fees, using a variety of different payment methods, including credit and debit cards, gift cards, and online wallets. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We leverage our third-party payment processors to bill members on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our services.

We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if they terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments, or conduct other payment transactions, any of which could make our platform less convenient and attractive and harm our ability to attract and retain customers. In addition, our ability to accept orders could be negatively impacted and our business would be harmed. In addition, if these providers increase the fees they charge us, our operating expenses could increase.

The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering certain third-party payment services. As we expand the availability of new payment methods in the future, we may become subject to additional regulations and compliance requirements.

Further, through our agreement with our third-party credit card processor, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply.

Any major disruption or failure of our information technology systems or websites, or our failure to successfully implement upgrades and new technologies effectively, could adversely affect our business and operations.

Certain of our information technology systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our Forme Studio equipment, online sales of our Forme Studio equipment, and the ability of our members to access content on our platform. Our growth has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

In addition, any unexpected technological interruptions to our systems or websites would disrupt our operations, including our ability to timely deliver and track product orders, project inventory requirements, manage our supply chain, sell our Forme Studio equipment online, provide services to our members, and otherwise adequately serve our members.

Substantially all of our units have been sold through our commercial website in 2021. The operation of our direct-to-consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Forme Studio equipment.

Moreover, the ability of our members to access the content on our platform could be diminished by a number of factors, including members’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in member traffic for our platform. Platform failures would be most impactful if they occurred during peak platform use periods, which generally occur before and after standard work hours. During these peak periods, there are a significant number of members concurrently accessing our platform and if we are unable to provide uninterrupted access, our members’ perception of our platform’s reliability may be damaged, our revenue could be reduced, our reputation could be harmed, and we may be required to issue credits or refunds, or risk losing members.

In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner which could have a material adverse effect on our business, financial condition, and results of operations.

We rely heavily on third parties for most of our computing, storage, processing, and similar services. Any disruption of or interference with our use of these third-party services could have an adverse effect on our business, financial condition, and results of operations.

We have outsourced our cloud infrastructure to third-party providers, and we currently use these providers to host and stream our services and content. We are therefore vulnerable to service interruptions experienced by these providers and we expect to experience interruptions, delays, or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions, and capacity constraints. Outages and capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or security attacks. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our members’ satisfaction with, our products and services and could harm our business and reputation. In addition, hosting costs will increase as membership engagement grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of similar providers.

Furthermore, our providers have broad discretion to change and interpret the terms of service and other policies with respect to us, and those actions may be unfavorable to our business operations. Our providers may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data in a way that is unfavorable or costly to us. Although we expect that we could obtain similar services from other third parties, if our arrangements with our current providers were terminated, we could experience interruptions on our platform and in our ability to make our content available to members, as well as delays and additional expenses in arranging for alternative cloud infrastructure services.

Any of these factors could further reduce our revenue, subject us to liability, and cause our members to decline to renew their memberships, any of which could have an adverse effect on our business, financial condition, and results of operations.

We face certain risks related to the interaction of our members, trainers, and fitness instructors.

The nature of our services is such that we cannot control all aspects of the interactions of our members, trainers, and fitness instructors. There is a possibility that one or more of our members, trainers, or fitness instructors could be subject to actual or perceived harm following interaction with another one of our members, trainers, or fitness instructors. For example, a verbal interaction between a member and a personal trainer may be perceived by one party as hostile, unwelcome, or causing emotional harm, unintentionally or otherwise. To the extent an unfortunate incident of this nature occurred, our reputation would be harmed and we could be exposed to liability, including through litigation. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

If we experience any adverse change to, loss of, or claim that we do not hold necessary licenses to the music content included in our fitness content or otherwise accessible on our platform, it may have an adverse effect on our business, financial condition, and results of operations.

We include music in the fitness content, including our classes and on-demand and Live 1:1 personal training services, that we make available to our members. To secure the rights to use music in our content, we enter into license agreements with and pay royalties to rights holders such as record labels, music publishers, and performing rights organizations.

The process of obtaining licenses involves identifying and negotiating with many rights holders, some of whom are unknown or difficult to identify, and implicates a myriad of complex legal issues. Rights holders also may attempt to take advantage of their market power to seek burdensome financial terms from us. Our relationship with certain rights holders may deteriorate. Artists and/or artist groups may object and may exert public or private pressure on rights holders to discontinue or to modify license terms. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into new license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Although we expend significant resources in an attempt to comply with our music licenses and to avoid using music for which we do not have all applicable licenses, the fragmented nature of music rights and the lack of reliable data on copyright ownership, particularly with respect to musical compositions, make it nearly impossible to do so with 100% accuracy, so we cannot guarantee that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future.

Comprehensive and accurate ownership information for the musical compositions embodied in sound recordings is sometimes unavailable. In some cases, we obtain ownership information directly from music publishers, and in other cases we rely on the assistance of third parties to determine ownership information. If the information provided to us or obtained by such third parties does not comprehensively or accurately identify the ownership of musical compositions, or if we (or our third-party vendor) are unable to determine which musical compositions correspond to specific sound recordings, it becomes difficult or impossible to identify the appropriate rights holders to whom to pay royalties. This may make it difficult to comply with the obligations of any agreements with those rights holders or to secure the appropriate licenses with all necessary parties.

These challenges, and others concerning the licensing of music on our platform, may subject us to liability for copyright infringement, breach of contract, or other claims.

We are a party to many music license agreements that are complex and impose numerous obligations upon us that may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, financial condition, and results of operations.

Our license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

•
calculate and make payments based on complex royalty structures, which requires tracking usage of content in our service that may have inaccurate or incomplete metadata necessary for such calculation;
•
provide periodic reports on the exploitation of the content in specified formats;
•
represent that we will obtain all necessary publishing licenses and consents and pay all associated fees, royalties, and other amounts due for the licensing of musical compositions;
•
comply with strict technical and content security-related rules and restrictions;
•
comply with certain marketing and advertising restrictions; and
•
grant the licensor the right to audit our compliance with the terms of such agreements; and comply with certain security and technical specifications.

Certain of our license agreements also contain minimum guarantees or require that we make minimum guarantee or advance payments, which are not always tied to our number of members or stream counts for music used in our services. Accordingly, our ability to achieve and sustain profitability and operating leverage in part depends on our ability to increase our revenue through increased sales of memberships on terms that maintain an adequate gross margin. Our license agreements that contain minimum guarantees typically have terms of between one and three years, but our members may cancel their memberships at any time. We rely on estimates to forecast whether such minimum guarantees and advances against royalties could be recouped against our actual content costs incurred over the term of the license agreement. To the extent that our estimates underperform relative to our expectations, and our content costs do not exceed such minimum guarantees and advance payments, our margins may be adversely affected.

Some of our license agreements also include so-called “most-favored nations” provisions, which require that certain terms (including material financial terms) are no less favorable than those provided to any similarly situated licensor. If agreements are amended or new agreements are entered into on more favorable terms, these most-favored nations provisions could cause our payment or other obligations to escalate substantially. Additionally, some of our license agreements restrict our ability to undertake new business initiatives utilizing the licensed content (e.g., alternative distribution models), and without consent or negotiating additional licenses, our ability to undertake new business initiatives may be limited and our competitive position could be impacted.

The license agreements generally have a term of two years, with some arrangements including demonstration periods or pre-launch periods. The minimum guarantees or advances contained in the license agreements range from $20,000 to $150,000 and the royalty rates, after giving effect to “most-favored nations” provisions, are at the greater of 8.33% of gross service revenue or $3.25 per subscriber (or $6.50 per subscriber for an enterprise/commercial offering). In some arrangements, we may deduct a portion of payments (generally ranging from 2.5% to 25%) to performing rights organizations for performance rights.

If we breach any obligations in any of our license agreements, or if we use content in ways that are found to exceed the scope of such agreements, we could be subject to monetary penalties or claims of infringement, and our rights under such agreements could be terminated.

Our member engagement on mobile devices depends upon effective operation with mobile operating systems, networks, and standards that we do not control.

A significant and growing portion of our members access our platform through our Forme Studio app and there is no guarantee that popular mobile devices will continue to support our Forme Studio app or that mobile device users will use our Forme Studio app rather than competing products. We are dependent on the interoperability of our Forme Studio app with popular mobile operating systems that we do not control, such as Android and iOS devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards.

The smaller screen size and reduced functionality associated with some mobile devices may make accessing our Live 1:1 personal training service, and our On-Demand programs, classes, and content more difficult or less appealing to customers. If we are not able to deliver a rewarding experience on mobile devices, our business may suffer. Further, although we strive to provide engaging mobile experiences for members who visit our mobile website using a browser on their mobile device, we depend on members downloading our mobile apps to provide them the optimal mobile experience. As new mobile devices and mobile platforms are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.

The success of our mobile apps could also be harmed by factors outside our control, such as:

•
actions taken by providers of mobile operating systems or mobile app download stores;
•
unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•
increased costs in the distribution and use our mobile apps; or
•
changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products.

In the event that it is more difficult for our members to access and use our platform on their mobile devices or members find our mobile offerings do not effectively meet their needs, our competitors develop products and services that are perceived to operate more effectively on mobile devices, or if our members choose not to access or use our platform on their mobile devices or use mobile products that do not offer access to our platform, our member growth and member engagement could be adversely impacted.

We rely on third parties to drive traffic to our website, and these providers may change their algorithms or pricing in ways that could damage our business, operations, financial condition, and prospects.

We rely in part on digital advertising, including search engine marketing, to promote awareness of our brand and business and attract new, and increase engagement with existing members. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, and our ranking in searches may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display, or the featuring of search results, determine we are out of compliance with their terms of service, or if competition increases for advertisements, we may be unable to cost-effectively add content and services to our website and apps. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our digital advertising initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid digital advertising efforts, such increase may not offset the additional digital advertising expenses we incur.

Risks Related to Our Intellectual Property

We have in the past, and may in the future, face claims of intellectual property infringement, misappropriation or other violations, which could be time-consuming or costly to defend or settle, result in the loss of significant rights or harm our relationships with our members or reputation in the industry.

Our commercial success depends in part upon our ability, and the ability of our future collaborators, to develop, manufacture, market and sell our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property of third parties. Companies in the fitness industry, including the smart home gym and connected fitness sector, may vigorously pursue, protect and enforce their intellectual property rights. Further, companies in the fitness industry are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our product offering. We may be unaware of the intellectual property rights that others may claim cover some or all of our technologies. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. From time to time, third parties have in the past and may in the future assert against us and our members their patent and other intellectual property rights to technologies that are important to our business.

We have in the past, and may in the future, particularly as a public company with an increased profile and visibility, receive communications from others alleging our infringement, misappropriation or other violation of patents, trade secrets, or other intellectual property rights. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are involved in the development of products that are similar to the products they assisted in developing for their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by our suppliers, employees, consultants, or contractors asserting an ownership right in our patents or patent applications, or other intellectual property as a result of the work they performed on our behalf.

Claims that our products or technologies infringe, misappropriate or otherwise violate third-party intellectual property rights, regardless of their merit or resolution, could be time-consuming or costly to defend or settle and could divert the efforts and attention of our management and technical personnel. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. If such parties were to assert their intellectual property rights against us, even if we believe we would have defenses against any such assertion, there can be no assurance that any such defenses will be successful. For example, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. We may be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Further, any litigation may also involve non-practicing entities or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or other adverse patent owners. Infringement claims also could harm our relationships with our members and might deter future customers from doing business with us. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•
cease the manufacture, use, sale, or importation of the infringing products, content, services, or technologies;

•
pay substantial damages for infringement, misappropriation or other violation, which could include treble damages and attorneys’ fees if we are found to willfully infringe a third party’s intellectual property rights;

•
expend significant time, expense, and resources to develop, acquire, or license alternative non-infringing products, content, services, or technologies, which may not be successful;

•
license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•
cross-license our intellectual property rights to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or pay substantial damages to our members or end-users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

Additionally, even if successful in such proceedings, our intellectual property rights in our products, services, content, or technologies may be invalidated or narrowed. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of the foregoing results could have a material adverse effect on our business, financial condition, and results of operations.

In addition, certain contracts with our suppliers or customers may contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement. Claims made under these provisions, even those without merit, could adversely affect our relationship with that third party as well as with new and existing customers, could be expensive to litigate and could result in significant payments. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

We use a significant amount of intellectual property in our business. Monitoring unauthorized use of our intellectual property can be difficult and costly and if we are unable to obtain, maintain, and protect our intellectual property, our business, financial condition, and results of operations could be adversely affected.

Our success depends in part upon our ability to obtain and maintain intellectual property rights with respect to our products and the technologies we develop. To accomplish this, we rely on a combination of intellectual property rights, including patents, copyrights, trade areas, domain name, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also rely on trade secret laws, as well as confidentiality and non-disclosure, licensing, and other contractual protections, to protect our intellectual property rights. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time.

However, our efforts to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business. Certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.

Effective protection of patents, trademarks, such as our rights to use the “Forme Life” mark, and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought patent and trademark rights in a limited number of countries outside of the United States, a process that can be expensive and may not always be successful. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction. Further, intellectual property protection may not be available to us in every country in which our products and services are available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Further, the laws of some countries in which we operate or intend to operate do not protect proprietary rights and intellectual property to the same extent as the laws of the United States, and mechanisms for protection and enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and technologies may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.

Patents and Other Registered Intellectual Property

Our patent and patent application portfolio primarily relates to various hardware and software inventions that may or may not be embodied in our current or future products. The United States patents in the portfolio and issued as of March 31, 2023 are expected to expire between 2036 and 2040, without taking potential patent term extensions or adjustments into account. We cannot assure you that any patents from any pending or future patent applications will be issued, and even if our pending patent applications are granted, the scope of the rights granted to us may not be meaningful, may not provide us with a commercial advantage and may be subject to reinterpretation after issuance. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance.

We also rely on our trademarks to build name recognition and our brand in the markets in which we do business. Our registered or unregistered trademarks or trade names in the United States and in international jurisdictions may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks, and our current and future trademark applications may not be allowed or may subsequently be opposed. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, and we may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We cannot guarantee that:

•
any of our present or future patents or patent claims will not lapse or be invalidated, narrowed, circumvented, opposed or otherwise challenged, or abandoned;

•
our intellectual property rights will provide competitive advantages to us;

•
our ability to assert our intellectual property rights against others (including potential competitors) or to settle current or future disputes will not be limited by our agreements with third parties;

•
any of our pending or future patent applications will be issued or have the coverage originally sought;

•
our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protections may be weak;

•
all inventors or contributors to intellectual property have executed appropriate and effective invention assignment agreements assigning their inventions and contributions to us; and

•
any of the trademarks, copyrights, trade secrets, or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, narrowed, circumvented, challenged, abandoned or otherwise diminished or eliminated; or we will not lose the ability to assert our intellectual property rights against or to license our technologies to others and collect royalties or other payments.

In addition, our competitors or others may infringe on our trademarks or patents, independently develop similar offerings, duplicate our offerings, or design around our patents or other intellectual property rights. Further legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are constantly developing, uncertain, and may be applied or interpreted in ways that limit our ability to protect and enforce our rights. Effective intellectual property protection may be unavailable or more limited in foreign jurisdictions relative to those protections available in the United States. Further, intellectual property protection may not be applied for in one or more relevant jurisdictions. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. The failure of our patents to adequately protect our technologies might make it easier for our competitors to offer similar products or technologies, and our business, financial condition, and results of operations could be adversely affected.

Trade Secrets and Other Unregistered Intellectual Property

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets and other proprietary information that is not patentable or that we elect not to patent. We rely on contractual protections with our members, suppliers, employees, consultants, and contractors, and we implement security measures designed to protect our intellectual property, and proprietary technology. For example, all employees and consultants are generally required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies. Further, these agreements do not prevent our competitors or others from independently developing products or technologies that are substantially equivalent or superior to ours. The confidentiality agreements on which we rely to protect our intellectual property may be breached, may not be adequate to protect our confidential information, trade secrets, and proprietary technologies, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets, or proprietary technologies.

Our trade secrets, know-how, and other proprietary information may be stolen, disclosed to our competitors, used in an unauthorized manner, or compromised through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors, through cyber intrusions into our computer systems, physical theft through corporate espionage, or other means, or through more indirect routes, including by licensees that do not honor the terms of the license or other parties reverse engineering our products or technologies. Others may independently develop substantially equivalent products or technologies or otherwise gain access to our trade secrets. Unauthorized copying or other misappropriation of our trade secrets and other intellectual property could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business. We cannot assure you that our contractual protections and security measures have not been or will not be breached or that we will have adequate remedies for any such breach. Accordingly, we cannot guarantee that we have secured, or will be able to secure, effective protections for all of our trade secrets or other proprietary information that we use or claim rights to. We rely in part on the laws of the United States and international laws to protect our intellectual property. Intellectual property such as trade secrets are difficult to protect, and some courts inside and outside of the United States are less willing or unwilling to protect intellectual property, including trade secrets.

Monitoring Unauthorized Use of Intellectual Property

Monitoring unauthorized use of our intellectual property is difficult and costly. Although we are not aware of any material misappropriation of our intellectual property to date, unauthorized use of our intellectual property may have occurred or may occur in the future. Although we have taken steps to minimize the risk of this occurring, any such failure to identify unauthorized use and otherwise adequately protect our intellectual property would adversely affect our business. When we become aware of companies infringing on our intellectual property rights, we seek to enforce our rights through appropriate actions. From time to time, we may need to commence litigation or other legal proceedings in order to:

•
assert claims of infringement of our intellectual property rights;

•
defend our products from piracy;

•
protect our trade secrets or know-how; or determine the enforceability, scope, and validity of the propriety rights of others.

Lawsuits or other proceedings that we initiate to protect or enforce our patents or other intellectual property rights could be expensive, time consuming, and unsuccessful. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or alleging that our intellectual property is invalid or unenforceable. Moreover, if we are required to commence litigation, whether as a plaintiff or defendant, we would also be forced to divert our attention and the efforts of our employees, which could, in turn, result in lower revenue and higher expenses. If we pursue litigation to assert our intellectual property rights, an adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technologies or otherwise negatively impact our business, financial condition, and results of operations. Legal fees related to such litigation will increase our operating expenses and may reduce our net income.

Protection and pursuit of intellectual property rights and positions often results in protracted and expensive litigation for many companies. In the ordinary course of our business, we may become party to disputes involving intellectual property rights. We have in the past received, and we may in the future receive, communications alleging liability for damages or challenging the validity of our intellectual property or proprietary rights. We also have in the past, and may in the future receive claims of infringement or inquiries regarding possible infringement of the intellectual property rights of others, demands seeking royalty payments or other remedies, or cease and desist letters. Depending on the situations, we may defend our position, seek to negotiate a license, or engage in other acceptable resolution that is appropriate to our business.

If we encounter disputes or other issues related to the intellectual property we license from or that we develop with third parties, it could narrow or restrict our ability to use such intellectual property and adversely impact our ability to develop and market our current or new products and services.

Many of our products and services include intellectual property licensed from third parties, and we are party to a number of third-party intellectual property license agreements. Some of these license agreements require us to make one-time payments or ongoing royalty payments. We cannot guarantee that the technologies we license will not be licensed to our competitors or others in the fitness and wellness sector, including the smart home gym and connected fitness industry. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In the future, we may need to obtain additional licenses, renew existing license agreements, or otherwise replace existing technologies. We are unable to predict whether these license agreements can be obtained or renewed or whether the technologies can be replaced on acceptable terms, or at all. In that event, we may be required to expend significant time and resources to redesign our technologies, products or the methods for manufacturing them or to develop or license replacement technologies, all of which may not be feasible on a technical or commercial basis. Any disputes with our licensing partners with respect to such agreements could narrow what we believe to be the scope of our rights to the relevant intellectual property, increase our obligations under such agreements, or restrict our ability to develop and market our current or new products and services. Any of these events could negatively impact our business, financial condition, and results of operations.

In addition, from time to time, we enter into agreements with select customers, such as our commercial customers, to customize and otherwise develop technologies and intellectual property, and we expect to enter into new, similar arrangements from time to time in the future. Some of these agreements contain terms that allocate ownership of, and rights to use and enforce, technologies and intellectual property rights. As a result of these agreements, we may be required to limit use of, refrain from using, or co-own certain of such related technologies and intellectual property rights in parts of our business. Determining inventorship and ownership of technologies and intellectual property rights resulting from development activities can be difficult and uncertain. Certain intellectual property rights to which we claim ownership are or may be subject to co-ownership disputes with certain inventors or third parties due to unexecuted assignment agreements. Disputes may arise with customers, vendors, and other third parties regarding ownership of and rights to use and enforce these technologies and intellectual property rights or regarding interpretation of our agreements with these third parties, and these disputes may result in claims against us or claims that intellectual property rights, which we believe we own, are not owned by us, are not enforceable, or are invalid. The cost and effort to resolve these types of disputes, or the loss of intellectual property rights if we lose these types of disputes, could harm our business, financial condition, and results of operations. Further, co-ownership of intellectual property rights may allow the other owners to freely use such intellectual property rights, or license or transfer such intellectual property rights to others including our competitors. Any of these could negatively impact our business, financial condition, and results of operations.

We may be involved in lawsuits to protect or enforce our patents or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate our patents or our other intellectual property rights. To counter infringement, misappropriation, or other violations, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and, even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our scientific and management personnel from their normal responsibilities. Any such litigation or proceedings also could substantially increase our operating losses and reduce the resources available for development activities or future sales, marketing, or distribution activities.

The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties also may raise similar validity claims against our patents before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future proprietary technologies. Such a loss of patent protection could harm our business.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our use of third-party open source software may pose particular risks to our proprietary software, technologies, products, and services in a manner that could harm our business.

Certain of our software, as well as that of our vendors, may use or be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Some open software is made available under license terms that may impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. Additionally, some open source software licenses also require those who distribute or make available across a network software and services that include open source software which may include valuable proprietary code.

While we may take steps to monitor the use of all open source software in our products and technologies, and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or technology when we do not wish to do so, we have not conducted a complete open source license review and such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and technologies, we could, under certain circumstances, be required to disclose the source code to our products and technologies. This could harm our intellectual property position and have a material adverse effect on our business, financial condition, and results of operations.

Further, although some open source vendors provide warranty and support agreements, it is common for such software to be available “as-is” with no warranty, indemnity, or support.

Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require us to expend significant additional research and development resources, and we cannot guarantee that we will be successful.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the functionality or origins of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. We cannot be sure that all open source software is identified, reviewed, or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Privacy, Cybersecurity, and Infrastructure

We collect, store, process, and use personal information and other member data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

In the ordinary course of our business, we may collect, process, transmit, disclose, store, and use a wide variety of data from current and prospective members, including personal information or personal data, such as home addresses and geolocation. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our members’ personal information. Although we have established security procedures to protect member information, we may rely upon third-party service providers and technologies to operate critical business systems that process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, security technology, employee email, content delivery to members, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties. Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security, or other developments may result in a compromise or breach of the technology we use to protect member data. Any compromise of our security, the security of our third-party service providers, or any other breach of our members’ privacy could harm our reputation or financial condition and, therefore, our business.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We and the third parties upon which we rely may be subject to a variety of these evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services. We may expend significant resources or modify our business activities in an effort to protect against security incidents.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our member data, we may also have obligations to notify members, along with administrative bodies, about the incident. We may also need to provide some form of remedy, such as a membership to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises member data.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in certain jurisdictions.

Finally, we are subject to laws and regulations that govern our collection, use, and transfer of member data. In some jurisdictions, we are subject to affirmative requirements to meet certain data privacy rights afforded to the residents of that jurisdiction (e.g., access rights, data portability rights, sales opt-out rights). These laws are numerous and complex and if we, or our third-party service provider, are accused of noncompliance, we could face penalties. Moreover, these laws and rules are changing and could therefore impose additional requirements with respect to the retention and security of member data, raise our internal compliance costs, limit our marketing activities, and/or otherwise adversely affect our business, financial condition, and results of operations.

Cybersecurity risks could adversely affect our business and disrupt our operations.

We face various cybersecurity threats, including threats to our information technology infrastructure, denial-of-service attacks, zero day attacks, phishing and spoofing attempts, fraudulent requests for money transfers, attempts to compromise proprietary information, and ransomware attacks. In addition, we face cybersecurity threats from entities that may seek to target us by exploiting our relationships with our members, vendors, subcontractors, employees, independent contractors, and other third parties with whom we do business. While the cyber threat landscape is ever-changing, the current risks may be heightened by ongoing tensions with various nation state threat actors.

Threats to our information technology assets, network, and data stored therein, are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, the commercial products we use, our servers, and other assets, along with those of our third party service providers, are vulnerable to cybersecurity threats, including zero day attacks, malware, phishing and spoofing exploits, denial-of-service attacks, compromise of physical assets, insider theft or misuse or mistake, and similar disruptions.

Despite our efforts to create security barriers to such threats, we may not be able to successfully guard against every threat or mitigate the resulting risks. A successful cyber-attack could lead to interruptions, delays, loss of critical data, unauthorized access to member data, and require large expenditure to investigate and remediate. This could, in turn, adversely affect consumer confidence, our business, our financial condition, and damage our reputation.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Also, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

A breach of our information technology systems or physical security systems, or any actual or perceived violation of privacy or data protection laws, could harm our reputation, business, financial condition, and results of operations.

We rely on our information technology systems to process, transmit, and store electronic information (including sensitive data such as confidential business information, financial information, and personally identifiable information relating to employees, members, and other business partners), and to manage or support a variety of critical business processes and activities, as well as physical security systems to protect our facilities and employees. We can provide no assurance that our current information technology or physical security systems, or those of the third parties upon which we rely, are fully protected.

Although we have not experienced any known cyber or physical security events which have materially impacted our business, financial condition, operations, liquidity, or reputation to date, it is possible that we (and/or our members, vendors, partners, or others) have faced a cyber or physical security compromise that is not (yet) known. Further, future threats could, among other consequences: cause harm to our business and our reputation; disrupt our operations; cost significant resources to address; expose us to potential liability, regulatory actions, and the loss of business; and impact our results of operations materially. Due to the evolving nature of these security threats, we cannot predict the potential impact of any future incident.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

While we take measures to protect the security of, and prevent unauthorized access to, our systems, facilities, and personal and proprietary information, the security controls for our systems and facilities, as well as other security practices we follow, may not prevent unauthorized access or damage to our systems and facilities, or prevent the disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of our data or the data of others (including personally identifiable information and proprietary information). Any actual or perceived security incident could harm our business and results of operations and could result in, among other things, unfavorable publicity, governmental inquiry, oversight, and sanction, difficulty in marketing our services, allegations by our members or partners that we have not performed our contractual obligations, litigation by affected parties including our members and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could negatively impact our business, financial condition, and results of operations.

Data privacy and security are subject to frequently changing rules and regulations, and failure to comply with these rules and regulations could materially and adversely harm our reputation, business, financial condition, and results of operations.

We are, or could become, subject to a variety of local, state, national and international laws, directives, and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in the different jurisdictions, and which sometimes conflict among the various jurisdictions and countries in which we operate. If and as we expand our business internationally, we expect to become subject to data privacy and security laws in additional jurisdictions. Data privacy laws and regulations, including, but not limited to, the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”), as well as the European Union’s General Data Protection Regulation (“GDPR”) and its equivalent in the United Kingdom (to which we may become subject if we expand into those jurisdictions), pose increasingly complex compliance challenges, which may increase compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties.

The CCPA requires, among other things, that covered companies provide disclosures to California consumers and affords such consumers with certain rights, including the ability to opt out of certain sales of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights and provides for civil penalties for violations, as well as a private right of action in certain circumstances. Additionally, the CPRA, which will become effective in most material respects starting on January 1, 2023, further expands the CCPA with additional compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain and will impose additional compliance requirements that may impact our business. In addition, we may be subject to other new data privacy laws, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act in the United States (all of which go into effect in 2023) as well as the European Union Regulation on Privacy and Electronic Communications (or ePrivacy Regulation). Further, in the United States, emerging state data privacy laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements.

The GDPR regulates the collection, control, sharing, disclosure, use, and other processing of data that can directly or indirectly identify a living individual that is a resident of the European Union and imposes stringent data protection requirements with significant penalties and the risk of civil litigation, for noncompliance. Moreover, following the UK’s exit from the European Union, the GDPR was transposed into UK law (the “UK GDPR”). However, a risk of divergent parallel regimes (and related uncertainty) exist. We cannot predict how the GDPR, the UK GDPR, or other UK or international data protection laws or regulations may develop or impact our business if and when we become subject to such laws and regulations, nor can we predict the effects of divergent laws and related guidance.

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability to adequately address data privacy or data protection, or other information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with members, or to comply with applicable laws, regulations and policies relating to privacy, data protection and information security, could result in additional cost and liability to us, harm our reputation and brand, and could negatively impact our business, financial condition, and results of operations.

Risks Related to Financial, Accounting, and Tax Matters

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.

We will need to raise additional funds in the future, including in the short term and after our initial public offering. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from sales of our redeemable convertible preferred stock, the sale of SAFE notes, and the issuance of convertible notes, as well as from promissory notes. Certain of our outstanding promissory notes provides for a security interest on our assets. If we were to default on such promissory notes or any other secured debt instrument and such default is not waived, any secured collateral would become subject to liens or risk of forfeiture. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include security interests on our assets, negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, limit our production activities, or implement other cost reduction measures, including personnel costs. For example, partially as a result of economic headwinds, we reduced our headcount in July of 2022 by approximately 26% of our full-time employee base at the time and in December of 2022, we had a subsequent headcount reduction comprising approximately 50% of our full-time employee base at the time. Further, if we are unable to secure additional financing when needed, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities, or respond to competitive pressures, which could negatively impact our business, financial condition, and results of operations. See “Certain Relationships and Related Party Transactions.”

We have identified material weaknesses in our internal control over financial reporting, and in the future, we may identify additional material weaknesses or fail to maintain an effective system of controls. If we do not remediate the material weaknesses in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the three months ended March 31, 2023 and March 31, 2022, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2023 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the fiscal year ended December 31, 2022 as we expect to implement new software in 2023. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

We may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business, financial condition, and results of operations.

To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures, and controls may not be adequate to support our future operations. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods. Any failure to successfully implement systems enhancements and improvements will likely have a negative impact on our ability to manage our expected growth as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies.

Our members’ ability to obtain financing on commercially reasonable terms and our ability to receive timely payments from our members, could adversely affect our results of operations.

Many of our members seek third-party financing, including through Affirm Holdings, Inc. (“Affirm”), our financing partner, to purchase our Forme Studio equipment. Our members’ ability to obtain such financing, the ability of Affirm or other consumer financing providers to provide financing to our members, and our ability to receive timely payments from our members could adversely impact our revenue and results of operations. We regularly review the collectability and creditworthiness of our members to determine an appropriate allowance for doubtful accounts. Based on our review of our members, we had no reserve for doubtful accounts as of March 31, 2023 and December 2022. If our doubtful accounts were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had U.S. federal net operating loss carryforwards (“NOLs”) and state NOLs of approximately $16.8 million and $3.8 million, respectively, due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2037 and 2038, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our initial public offering, as well as future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. In addition, under 2017 legislation commonly referred to as the Tax Cuts and Jobs Act, NOLs generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a cumulative loss for federal income tax purposes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business could adversely affect our business, financial condition, and results of operations.

Our sales have been historically and primarily denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our members operate could impair the ability of our members to cost-effectively purchase or integrate our products into their product offerings, which may materially affect the demand for our products and cause these members to reduce their orders, which in turn would adversely affect our business, financial condition, and results of operations. If we increase operations in other currencies in the future, we may experience further foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

We have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in currency exchange rates. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks accurately could adversely affect our business, financial condition, and results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized, and reported within the applicable time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports, or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer, which will not occur until at least our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, financial condition, and results of operations and could cause a decline in the trading price of our common stock.

In preparing our consolidated financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect our results of operations for the periods in which we revise our estimates or judgments.

In preparing our consolidated financial statements in conformity with GAAP, we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make relate to revenue recognition, inventories, stock-based compensation, and income taxes. We base our estimates on historical experience, input from outside experts and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates, judgments, or their related assumptions change, our results of operations for the periods in which we revise our estimates, judgments, or assumptions could be adversely and perhaps materially affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to interpret and create accounting rules and regulations. Changes in accounting rules can have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our financial results or the way we conduct our business. The issuance of new accounting standards or future interpretations of existing accounting standards, or resulting changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our business, financial condition, and results of operations.

We or our members may be subject to sales and other taxes, and taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition, and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipts tax, to businesses like ours and to our members is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to trainers and fitness instructors’ businesses generally. In addition, local governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes.

We are subject to indirect taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities have raised and may continue to raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, or could otherwise harm our business, financial condition, and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition could be harmed.

Additionally, one or more states, the federal government, other localities or other taxing jurisdictions may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the United States and other countries have identified e-commerce as a means to calculate, collect and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. After the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have enacted laws that would require tax reporting, collection or tax remittance on items sold online. This new legislation could require us or trainers and fitness instructors to incur substantial costs in order to comply, including costs associated with tax calculation, collection, and remittance and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition, and results of operations.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Changes in our tax rates or exposure to additional tax liabilities or assessments could affect our profitability, and audits by tax authorities could result in additional tax payments.

We are affected by various taxes imposed in different jurisdictions, including direct and indirect taxes imposed on our global activities. Significant judgment is required in determining our provisions for taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. The amount of income tax we pay is subject to ongoing audits by tax authorities. If audits result in payments or assessments, our future results may include unfavorable adjustments to our tax liabilities, and we could be adversely affected. Any significant changes to the tax system in the jurisdictions where we operate could adversely affect our business, financial condition, and results of operations.

New or future changes to U.S. and non-U.S. tax laws could materially adversely affect us.

New or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax regulations adopted but not in effect, tax policy initiatives and reforms under consideration in the United States or in international jurisdictions, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries may enact tax legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. We are unable to predict what future tax changes may be proposed or enacted or the potential impact any such changes would have on our business, but any changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in the United States, as well as in countries in the event we expand our international operations, and have an adverse effect on our overall tax rate, along with increasing the complexity, burden, and cost of tax compliance, all of which could impact our business, financial condition, and results of operations.

Tax regulatory authorities may disagree with our positions and conclusions regarding certain tax positions resulting in unanticipated costs or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken. For example, a tax authority may take the position that material income tax liabilities, interest, and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could be materially adverse to us and affect our anticipated effective tax rate or operating income, and we could be required to pay substantial penalties and interest where applicable.

Risks Related to Our International Operations

Our business, financial condition, and results of operations could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which we conduct business.

Our business, financial condition, and results of operations are impacted by worldwide economic conditions. Uncertainty about current global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment or negative financial news. This in turn could have a material adverse effect on the demand for our products or the systems into which our products are incorporated. Multiple factors relating to our international operations and to particular countries in which we operate, or plan to operate, could negatively impact our business, financial condition, and results of operations. These factors include:

•
difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local delivery service and customer service operations, and legal compliance costs associated with locations in different countries or regions;
•
the need to vary pricing and margins to effectively compete in international markets;
•
the need to adapt and localize products and services for specific countries, including obtaining rights to third-party intellectual property, including music, used in each country;
•
increased competition from local providers of similar products and services;
•
the need to offer content and customer support in various languages;
•
compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and the U.K. Bribery Act 2010 (“U.K. Bribery Act”), by us, our employees, and our business partners;
•
complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the E.U. General Data Protection Regulation;
•
varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•
fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and compliance with local laws and regulations, such as content rules, and unanticipated changes in local laws and regulations, including tax laws and regulations;
•
reduced protection of intellectual property rights and heightened exposure to intellectual property theft;
•
trade and foreign exchange restrictions and higher tariffs, including any trade tensions between the United States and foreign countries that may result in higher tariffs on our products or components or parts of our products;
•
timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•
restrictions imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts or the COVID-19 pandemic, and the complexity of complying with those restrictions;
•
transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•
the effects of adverse economic conditions in the markets in which we sell our products, including inflationary pressures, which has or may result in increased interest rates, fuel prices, wages, and other costs;
•
difficulties in staffing international operations;
•
changes in immigration policies which may impact our ability to hire personnel;
•
local business and cultural factors that differ from our normal standards and practices;
•
differing employment practices and labor relations;
•
heightened risk of terrorist acts, civil disturbances or political instability;
•
regional health issues and the impact of public health epidemics on employees and the global economy, such as the worldwide COVID-19 pandemic;

•
power outages and natural disasters;
•
changes in political, regulatory, legal, or economic conditions;
•
disruptions of capital and trading markets; and difficulty in obtaining distribution and support.

These risks could harm our international operations, delay new product releases, increase our operating costs and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer.

We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. We may also face challenges to acceptance of our fitness and wellness content in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and results of operations.

Expansion of our business internationally exposes us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations.

We intend to expand our business internationally and as a result, we will be increasingly subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state and provincial authorities on matters as diverse as anti-corruption, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data security, privacy, labor relations, wages and severance, and health care requirements. For example, our operations in the United States are, and our operations outside of the United States may also be, subject to U.S. laws on these diverse matters. U.S. laws may be different in significant respects from the laws of jurisdictions where we seek to expand, such as Canada and the United Kingdom. We also may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us. Our exposure for potential violations of international legal and regulatory requirements will increase to the extent we expand our international operations.

In addition, there can be no assurance that the laws or administrative practices relating to taxation (including the current position as to income and withholding taxes), foreign exchange, export controls, economic sanctions, or otherwise in the jurisdictions where we have operations will not change. Changes in tax laws in some jurisdictions may also have a retroactive effect and we may be found to have paid less tax than required in such regions. Compliance with diverse legal requirements is costly, time consuming, and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business, and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our members also could result in liability for significant monetary damages, fines or criminal prosecution, unfavorable publicity and other reputational damage, and allegations by our members that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the fitness and wellness industry generally could result in significant additional compliance costs and responsibilities for our business.

Risks Related to Regulatory Matters

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.

We are subject to a wide variety of laws, regulations, and standards in the United States and other jurisdictions governing issues such as worker classification, labor and employment, anti-discrimination, automatically renewing subscription payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, warranties, product defects, maintenance, and repairs, personal injury, membership services, intellectual property, consumer protection, taxation, privacy, data security, competition, terms of service, mobile application accessibility, insurance, payment processing, environmental, health. and safety, background checks, public health, anti-corruption, anti-bribery, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls, and delivery and installation of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

Fitness equipment sold for home use, such as our Forme Studio and Forme Studio Lift, is regulated in the United States by the Consumer Product Safety Commission (“CPSC”) under the Consumer Product Safety Act (“CPSA”). Safety-related information that we learn about our Forme Studio and Forme Studio Lift from any source—including, but not limited to, internal testing, third-party testing, our customer service channels, our social media accounts, customer reviews, investigative and news reports, and direct notices from the CPSC may trigger reporting obligations under the CPSA that could lead to product safety investigations, corrective actions including consumer-level recalls, enforcement actions, and civil or criminal penalties. The outcome of any such actions mandated by or entered into voluntarily with CPSC may have adverse business, financial, legal, reputational, and other consequences to our business.

The smart home gym and connected fitness industry and our business model are relatively nascent and rapidly evolving. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on the Forme platform are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on the Forme platform are prohibited from using the Forme platform, either generally or with respect to certain offerings.

Recent financial, political, and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. See “Risk Factors – Risks Related to Our Business—Challenges to independent contractor classification of certain personnel, including content production personnel, may have adverse business, financial, tax, legal, and other consequences to our business.” Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another, and may have a negative outcome that could adversely affect our business, operations, financial condition, and results of operations. Additionally, we have invested and from time to time we will continue to invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations. These activities may not be successful, and any negative outcomes could adversely affect our business, operations, financial condition, and results of operations.

Challenges to independent contractor classification of certain personnel, including content production personnel, may have adverse business, financial, tax, legal, and other consequences to our business.

We may become subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of our fitness instructors or other content production providers with whom we work as independent contractors. Our use of independent contractors for content production activities fluctuates depending on production volume and schedule. The tests governing whether an individual is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and misclassification of independent contractors are subject to changes and divergent interpretations by various authorities which can create uncertainty and unpredictability for us. For example, Assembly Bill 5 (as codified in part at Cal. Labor Code sec. 2750.3) codified and extended an employment classification test in Dynamex Operations West, Inc. v. Superior Court, which established a new standard for determining employee or independent contractor status. A determination that classifies our independent contractors as “employees,” could harm our business, financial condition, and results of operations, including as a result of:

•
monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to the California Private Attorneys General Act, and government fines;
•
injunctions prohibiting continuance of existing business practices;
•
claims for employee benefits, social security, workers’ compensation, and unemployment;
•
claims of discrimination, harassment, and retaliation under civil rights laws;
•
claims under new or existing laws pertaining to unionizing, collective bargaining, and other concerted activity;
•
other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and
•
harm to our reputation and brand.

In addition to the harms listed above, a determination in, or settlement of, any legal proceeding that classifies an independent contractor as an employee may require us to alter our existing business model or operations, which may increase our costs and may negatively impact our ability to add qualified fitness instructors and other content production personnel and grow our business. This in turn would likely have a material adverse effect on our business, financial condition, and results of operations and our ability to achieve or maintain profitability in the future.

We are subject to economic sanctions, export control, and similar laws. Non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

The United States and various foreign governments have imposed controls, export license requirements, restrictions on the import or export of certain technologies, and economic sanctions measures administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and other agencies. Our products are subject to U.S. export controls, which may require submission of a product classification request and submission of periodic reports. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our products and services in international markets, prevent our international members from accessing our products and services, and, in some cases, prevent the export of our products and services to some countries altogether. As a U.S. company, we are subject to U.S. sanctions restrictions in our U.S. and foreign activities.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. We are in the process of implementing policies and procedures to prevent transacting with or allowing our products to be provided to targets of U.S. sanctions, our products and services, including our firmware updates, could be inadvertently provided to those targets or to prohibited or blocked persons. Any such provision or prohibited transactions could have negative consequences for us, including government investigations, penalties, and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue. In addition, we could be subject to future enforcement action with respect to compliance with governmental export and import controls and economic sanctions laws that result in penalties, costs, and restrictions on export privileges that could have an adverse effect on our business, financial condition, and results of operations.

In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements. While we do not currently incorporate any encryption technology in our products and services and currently sell our products and services only the United States, if and when such laws become applicable to us, it could limit our ability to distribute our products or could limit our users’ ability to access our products in those countries. Further, if changes in our products and services result in such laws becoming applicable to us (for example, if we were to incorporate encryption technology into our products and services), future changes in the export and import control regulations of the United States or other countries may prevent members from utilizing our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

Any future change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could also result in decreased use of our products by, or in our decreased ability to export or sell products to, existing or potential users. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition, and results of operations. Additionally, supply chain and ethical sourcing rules in the United States, such as the Uyghur Forced Labor Prevention Act, and similar rules in other countries may impact outsourcing, manufacturing, sales, and ability to import or export our products and services.

We cannot predict whether any material suits, claims, or investigations relating to these laws may arise in the future. Regardless of the outcome of any future actions, claims, or investigations, we may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our business, financial condition, and results of operations.

We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.

We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the FCPA and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to government officials, political parties, public international organizations, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and accounts and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws.

We have begun to implement an anti-corruption compliance program, including policies and procedures designed to foster compliance with these laws. However, despite such precautions, our employees, contractors, agents, and companies to which we outsource certain of our business operations may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, financial condition, results of operations, and prospects.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, substantial fines, sanctions, civil penalties, criminal penalties, and curtailment of operations in certain jurisdictions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, financial condition, results of operations, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Changes to U.S. or foreign trade policy, tariff, or similar regulations may have a material adverse effect on our business, financial condition, and results of operations.

Changes in U.S. or foreign international, social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, supply chain sourcing and transparency, manufacturing, development, and investment in the territories or countries where we currently sell our products or conduct our business have in the past and could in the future adversely affect our business. Although we do not currently expect Russia’s invasion of Ukraine or the related current or future export and other business sanctions on Russia and Belarus to materially impact us directly due to our limited sales to Russia, we are unable at this time to predict the ultimate impact this conflict will have on our company, the global economy or the stock markets.

Successive U.S. presidential administrations and Congress have instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. U.S. presidential administrations and Congress also have focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the United States, which have required us to change the way we conduct business. The current U.S. presidential administration has continued certain import tariffs and export restrictions against certain foreign manufacturers initiated by prior administrations.

Political changes and trends such as populism, protectionism, economic nationalism, and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry, and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.

Changes in legislation in U.S. and foreign taxation of international business activities or the adoption of other tax reform policies, as well as the application of such laws, could adversely impact our financial position and results of operations.

Recent or future changes to U.S., U.K. and other tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Further, we are in the process of implementing an international structure that aligns with our financial and operational objectives as evaluated based on our international markets, expansion plans, and operational needs for headcount and physical infrastructure outside the United States. The intercompany relationships between our legal entities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe we are compliant with applicable transfer pricing and other tax laws in the United States, the United Kingdom, and other relevant countries, due to changes in such laws and rules, we may have to modify our international structure in the future, which will incur costs, may increase our worldwide effective tax rate, and may adversely affect our financial position and results of operations. In addition, significant judgment is required in evaluating our tax positions and determining our provision for income taxes.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

If U.S., U.K., or other tax laws further change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and results of operations may be adversely affected.

We and our third-party manufacturers and suppliers are, or could become, subject to environmental, health, and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our business, financial condition, and results of operations.

We and our third-party manufacturers and suppliers are, and could become, subject to a wide range of international, federal, state, provincial, and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Although we outsource our manufacturing, the manufacturing of our products by our third-party manufacturers and suppliers require the use of hazardous materials that similarly subject these third parties, and therefore our business, to such environmental laws and regulations. Our failure or the failure of these third parties to comply with these laws or regulations can result in regulatory, civil, or criminal penalties, fines, and legal liabilities, suspension of production, alteration of manufacturing processes, including for our products, reputational damage, and negative impact on our operations or sales of our products and services. Failure to comply with environmental regulations could also subject us or our third-party manufacturing partners to property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us or our third-party manufacturing partners to incur other substantial expenses, which could harm our business. Increased compliance costs by our third-party manufacturing partners may also result in increased costs to our business. Our business and operations are also subject to health and safety laws and regulations adopted by government agencies such as the Occupational Safety and Health Administration (“OSHA”). Although we believe we are in material compliance with applicable law concerning matters relating to health, safety, and the environment, the risk of liability relating to these matters cannot be eliminated completely.

Risks Related to Becoming a Public Company

We will incur increased costs and become subject to additional regulations and requirements as a result of becoming a public company, which could have a material adverse effect on our business, financial condition, and results of operations, and make it more difficult to run our business or divert management’s attention from our business.

As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which will cause us to incur significant legal, accounting and other expenses that we did not incurred as a private company, including costs associated with public company reporting requirements. We also will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and Nasdaq, and compliance with these requirements will place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We intend to hire additional accounting and finance personnel with system implementation experience and expertise regarding compliance with the Sarbanes-Oxley Act. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

•
not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•
reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of our initial public offering. Our status as an emerging growth company will end as soon as any of the following takes place:

•
the last day of the fiscal year in which we have more than $1.235 billion in annual revenue (subject to adjustment for inflation from time to time, pursuant to SEC rules);
•
the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.

We currently intend to take advantage of the available exemptions described above. We have taken advantage of reduced reporting burdens in this report. In particular, we have not included all of the executive compensation information that would be required if we were not an emerging growth company.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates. In addition, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Even if our management concludes that our internal controls over financial reporting are effective, however, our independent registered public accounting firm may still issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies or smaller reporting companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Common Stock

An active trading market for our common stock may not develop or be sustained and stockholders may not be able to sell their shares at or above the price paid for such shares, or at all.

There was no public market for our common stock prior to our initial public offering. Although our common stock is currently listed on Nasdaq, an active market in our common stock may not develop or, if it does develop, it may not be sustainable or liquid enough for stockholders to sell their shares at or above the purchase price paid for such shares, or at all.

Our share price may be volatile and may decline.

The initial public offering price for our common stock was determined through negotiations between the underwriter and us and may continue to vary from the market price of our common stock following our initial public offering. Holders who purchase shares of common stock may not be able to resell those shares at or above the purchase price paid for such shares, or at all. The trading price and volume of our common stock has been, and will likely continue to be, volatile and has fluctuated, and will likely continue to fluctuate, significantly in response to numerous factors, many of which are beyond our control, including but not limited to:

•
actual or anticipated fluctuations in our results of operations and financial and non-financial metrics due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
•
the financial projections we may provide to the public, any changes in these projections, our practice of providing projections, if any, or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•
announcements related to key management, founders, key management, directors, or key investors;
•
announcements by us of changes to our product offerings, business plans, or strategies;
•
announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•
changes in operating performance and stock market valuations of companies in our industry or our target markets;
•
negative publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products or services that gain market acceptance;
•
rumors and market speculation involving us or other companies in our industry;
•
developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
•
timing and seasonality of the end-market demand;
•
cyclical fluctuations, trends, and changes in the economic conditions in our industry or target markets;
•
price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•
actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•
new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•
changes in our management;

•
lawsuits or investigations threatened, filed, or initiated against us;
•
the expiration of contractual lock-up or market standoff agreements;
•
sales of shares of our common stock by us or our stockholders, or the perception that such sales may occur; and other events or factors, including those resulting from macroeconomic conditions, geopolitical crises, outbreak of hostilities or acts of war such as the Russian invasion of Ukraine, incidents of terrorism, global pandemics such as the COVID-19 pandemic, and similar events, as well as responses to these or similar events.

The stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many companies, including companies in the fitness and wellness industry, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition, and results of operations.

Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our net revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a share price decline could occur even when we have met any previously publicly stated net revenue or earnings forecasts that we may provide.

Certain recent initial public offerings of companies, including those with relatively smaller public floats comparable to the anticipated public float of Forme, have experienced extreme, rapid, and substantial stock price volatility that was seemingly unrelated to the underlying performance of the respective company. We may experience similar volatility, which may make it difficult for prospective investors to assess the value of our common stock.

Our common stock may be subject to extreme, rapid, and substantial volatility that is seemingly unrelated to the underlying performance of our business. Recently, companies with comparable anticipated public floats and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, our anticipated public float may amplify the impact of the actions taken by a few stockholders on the price of our common stock, which may cause our stock price to deviate, potentially significantly, from a price that more appropriately reflects the underlying performance of our business. In addition, our limited operating history and the ownership concentration among our directors, officers, and stockholders owning 5% or more of common stock may exacerbate the risk of stock price volatility with respect to our offering. Should our common stock experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, prospective investors may have difficulty assessing the rapidly changing value of our common stock. In addition, investors of our common stock may experience losses, which may be material, if the price of our common stock declines after our initial public offering or if such investors purchase common stock prior to any price decline.

Our focus on delivering a high-quality and engaging member experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We focus on driving long-term member engagement through innovation, frictionless, cost-effective and immersive programs, classes and content, technologically advanced and customizable connected fitness hardware products, and community support, which may not necessarily maximize short-term financial results. We may make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the member experience, which we believe will improve our financial results over the long term. For example, our decision to use real, human trainers to deliver our coaching offering may increase operating expenses, but we believe these decisions will drive higher member satisfaction, retention, profit, and ultimately lifetime value. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our membership growth and member engagement, business, financial condition, and results of operations could be harmed.

If we fail to meet the continued listing requirements of Nasdaq, it could result in a de-listing of our common stock.

Our common stock is currently listed on Nasdaq under the symbol “TRNR.” If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Substantial future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Upon completion of our initial public offering, we had approximately 14,419,969 common stock outstanding, assuming no exercise of the underwriter’s option to purchase additional shares or exercise of the warrants issued to the underwriter (the "Underwriter's Warrants"). All of the common stock sold in our initial public offering, as well as the shares registered for resale under the registration statement filed in connection with our initial public offering, are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended (the “Securities Act”), subject to restrictions applicable to shares held by affiliates. Subject to the restrictions under Rule 144 and 701 under the Securities Act, common stock outstanding after our initial public offering will be eligible for resale upon the expiration of lock-up agreements or other contractual restrictions.

We, all of our directors and executive officers, and the holders of a majority of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the closing of our initial public offering, including holders of ten percent (10%) or more of such securities, have agreed with the underwriter, subject to certain exceptions, not to offer for sale, sell, pledge, lend, or otherwise dispose of, or hedge, any common stock or securities convertible into or exchangeable for common stock during the period from the date of the prospectus related to our initial public offering continuing through 540 days after the date of the prospectus related to our initial public offering (the “Restricted Period”).

As a result of these contractual lock-up agreements and the provisions of Rules 144 and 701 under the Securities Act, these shares of common stock will be available for sale in the public market beginning 540 days after the date of the prospectus related to our initial public offering, subject in some cases to restrictions in award agreements and contractual obligations with us or the volume and other restrictions of Rule 144.

In addition, Aegis Capital Corp. may in its sole discretion release some or all of the shares subject to the lock-up agreements prior to the expiration of the Restricted Period, subject to applicable notice requirements and in some cases without public notice. See “Underwriting” and “Shares Eligible for Future Sale” for additional information. As these resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Further, subject to the lock-up agreements described above, certain shares of our common stock are also entitled to demand and “piggyback” registration rights. We also intend to register shares of common stock that we may issue under our employee equity incentive plans. As a result, such shares, if and when registered (and subject to restrictions applicable to shares held by affiliates and existing market stand-off or lock-up agreements), will be able to be sold freely in the public market upon issuance, which in turn could negatively affect our stock price.

If securities analysts or industry analysts downgrade our common stock, publish negative research or reports, or fail to publish reports about our business, our ordinary share price and trading volume could decline.

The market price and trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our shares or change their recommendation about our competitors’ shares, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline. In addition, if our results of operations fail to meet the expectations created by securities analysts’ reports, our share price could decline.

Our actual results of operations may not meet our guidance and investor expectations, which would likely cause our share price to decline.

From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and investors may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.

We may invest or spend the proceeds of our initial public offering in ways with which our stockholders may not agree or in ways which may not yield a return.

Our management will have considerable discretion in the application of the net proceeds of our initial public offering. The net proceeds may be used for corporate purposes that do not increase the value of our business, which could cause our share price to decline. The failure by our management to apply these funds effectively could also harm our business. Pending their use, we may invest the net proceeds from our initial public offering in short-term, interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the U.S. government. These investments may not yield a favorable return to our investors. If we do not use the net proceeds that we receive in our initial public offering effectively, our business, financial condition, and results of operations could be harmed.

We do not expect to declare or pay any dividends on our common stock for the foreseeable future.

We do not intend to pay cash dividends on our common stock for the foreseeable future. Consequently, investors must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, capital expenditure needs, the terms of any preference equity securities we may issue in the future, covenants in the agreements governing any current or future indebtedness, other contractual restrictions, industry trends, and any other factors or considerations our board of directors may regard as relevant.

Certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock, which could be used by our board of directors to implement a stockholder rights plan;
•
require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•
specify that special meetings of our stockholders can be called only by our board of directors, the Chairperson of our board of directors (“Chairperson”), or our Chief Executive Officer and eliminating the ability of our stockholders to call special meetings of stockholders;
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•
establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•
prohibit cumulative voting in the election of directors;
•
provide that our directors may be removed “for cause” and only with the approval of at least 662/3% of our stockholders;
•
provide that vacancies on our board of directors may be filled by a majority of directors then in office, even if less than a quorum;
•
permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•
provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws; and require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any interested stockholder for a period of three years following the date on which such stockholder became an interested stockholder. See “Description of Capital Stock— Certain Provisions of Our Certificate of Incorporation, Our Bylaws, and Delaware Law.” Any delay or prevention of a change of control transaction or changes in our management could cause our stock price to decline or could prevent or deter a transaction that you might support.

Our amended and restated certificate of incorporation and amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and provides that federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (d) any action asserting a claim against us governed by the internal affairs doctrine (collectively, the “Delaware Forum Provision”). Our amended and restated certificate of incorporation and our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”).

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the enforceability of this provision is uncertain, and a court may determine that such provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction. Further, compliance with the federal securities laws and the rules and regulations thereunder cannot be waived by investors in our common stock.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Accordingly, the Delaware Forum Provision does not designate the Court of Chancery as the exclusive forum for any derivative action arising under the Exchange Act, as there is exclusive federal jurisdiction in such instances.

Any person or entity purchasing or otherwise acquiring any interest in our capital stock shall be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision of our bylaws described above. These choice of forum provisions may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, or other employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

General Risk Factors

The ongoing COVID-19 pandemic has disrupted and will likely continue to disrupt normal business activity and may adversely impact our business, financial condition, and results of operations.

The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, and factory and office shutdowns. These measures have impacted, and will likely continue to impact, our workforce and operations, and those of our members, contract manufacturers, suppliers, and logistics providers.

Although transmission rates have shown signs of slowing at various points during the course of the pandemic, and the roll-out of vaccines and other therapeutic treatments are anticipated to continue to lessen the severity of the pandemic in the coming months and years, considerable uncertainty regarding the economic impact of the COVID-19 pandemic is likely to result in sustained market turmoil and severe global economic disruption. In addition, although several vaccines have been introduced, distribution globally and within countries has been uneven and there remains significant uncertainty whether or how quickly they will support lifting of governmental and social measures and anticipated return of economic growth in the future. We have experienced, and expect to continue to experience, some disruptions to parts of our supply chain, including procuring necessary components or parts, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components or parts of our fitness equipment, and has impacted, and could in the future impact, our ability to timely deliver our products to customers. Further, if we were to elect to transition or add manufacturing or logistics providers or suppliers, it may result in temporary or additional delays in product delivery or risks related to consistent product quality or reliability. As a result of these supply chain disruptions, we may be required to increase customer order lead times and place some products on allocation. These factors may limit our ability to fulfill customer orders and we may be unable to satisfy all of the demand for our products.

In addition, in response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. While we have implemented a phased-in return of employees to some of our facilities, we may need to modify our business practices in a manner that may adversely impact our business. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions we take may not be sufficient to mitigate the risk of infection.

Continuation of governmental restrictions, continued spread of the virus (including the emergence of vaccine-resistant variants) or prolonged disruption in global markets may result in:

•
a global economic recession or depression that could significantly reduce demand and/or prices for our products;
•
reduced productivity in our product development, operations, marketing, sales, and other activities, and delays in the delivery of our products;
•
disruptions to our supply chain;
•
increased costs resulting from individuals working from home or from our efforts to mitigate the impact of the COVID-19 pandemic;
•
reduced access to financing to fund our operations due to a deterioration of credit and financial markets; or higher rate of losses on our accounts receivables due to credit defaults.

The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption to our business, the overall demand for our products and the related financial impact, as well as any similar disruptions that may result from any future pandemic, epidemic or other outbreak of infectious disease, will depend on future developments, which are highly uncertain and cannot be predicted. In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges and economic disruption, the potential impact that the COVID-19 pandemic could have on the other risk factors described in this “Risk Factors” section remains unclear.

We face risks related to recession, inflation, weak growth, and other economic conditions.

Customer demand for our products may be impacted by weak economic conditions, inflation, weak growth, recession, equity market volatility, or other negative economic factors in the United States or other nations. For example, under these conditions, potential customers may delay or cancel purchases of our products. Further, in the event of a recession our manufacturing partners, suppliers, and other third-party partners, as well as our commercial and corporate wellness customers, may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business, financial condition, and results of operations. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers, and lenders and might cause us to not be able to access sources of liquidity, and our borrowing costs could increase. If general macroeconomic conditions deteriorate, our business, financial condition, and results of operations could be materially and adversely affected.

In addition, we are also subject to risk from inflation and increasing market prices of certain components, parts, supplies, and commodity raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. These components, parts, supplies, and commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such components, parts, supplies and commodities, such as inflation or supply chain constraints.

The ongoing inflationary pressures in the United States could increase our operating costs as well as our manufacturing and component costs, among others, which in turn could negatively affect our business, financial condition, and results of operations.

The United States has recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses, increased manufacturing and supplier costs, and increasing market prices of certain components, parts, supplies, and commodity raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. As a result of inflationary pressures, we have experienced general price increases in the cost of components and parts used in our products and in our manufacturing and logistical costs, which in turn has increased our overall operating costs. We have not taken any specific measures to mitigate inflationary pressures to date; however, we may in the future consider or implement such measures, including price increases for our products and services, changes to our pricing model, or reducing other operating and personnel costs. We cannot predict the impact of any actions we may take in response to such pressures on our business, financial condition, and results of operations. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations. Given our limited operating history, we cannot predict how ongoing recessionary or inflationary pressures may impact our business, financial condition, and results of operations in the future, including with respect to our manufacturing and logistics costs, our pricing models, and our customers’ ability to obtain financing for the purchase of our products. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results. See “Risk Factors

– Our manufacturing partners and our sole supplier in Taiwan which exposes us to various risks, including due to tensions between Taiwan and mainland China.”

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, including inflation, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, including due to the COVID-19 pandemic, trends in consumer discretionary spending also remain unpredictable and subject to reductions and fluctuations. Due in part to our limited operating history, we cannot predict the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. As we have a very limited history selling our connected fitness hardware products, we do not have sufficient basis with which to assess the impact of the current uncertain economic conditions on the sales of our products and services. However, we expect that ongoing economic uncertainty may result in reduced consumer demand for our connected fitness products and services in the future. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and results of operations.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, could adversely affect our liquidity. The failure of financial institutions may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The distress or failure of one or more banks with which we have a commercial relationship could adversely affect, among other things, our ability to pursue key strategic initiatives, our ability to access funds, or our ability to borrow from financial institutions on favorable terms. In addition, our deposits will be at risk to the extent they exceed available FDIC insurance limits. If a bank with which we have a commercial relationship has failed or is otherwise distressed (including for example, as a result of large scale depositor withdrawals), or if market activity leads to threat of distress resulting in regulator control, the loss or restriction of access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses and financial obligations, or fulfill other obligations, and result in breaches of our contractual obligations or violations of federal or state wage and hour laws. Our ability to spread banking relationships among multiple institutions may be limited by practical considerations or our lender’s suitability requirements for deposit and custodial account institutions. Any of these effects could have a material adverse effect on our financial condition and results of operations.

Increasing scrutiny and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights.

For example, an increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices, and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. Increased ESG related compliance costs could result in increases to our overall operational costs. If we are unable to adapt to or comply, or are unable to cause our suppliers to comply, with such regulatory requirements, policies, or provisions or meet the expectations or standards of our customers, investors, and other stakeholders, a customer may stop purchasing products from us or an investor may sell their shares or take legal action against us, our reputation may suffer, and the price of our common stock may decline. Any of the foregoing could harm our reputation, revenue, business, financial condition, and results of operations.

Further, our current ESG disclosures, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

Climate change may have an adverse impact on our business.

Risks related to rapid climate change may have an increasingly adverse impact on our business in the longer term. Any of our primary locations and the locations of our members and third-party partners, such as our manufacturing partners, may be vulnerable to the adverse effects of climate change. For example, our California locations have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts, and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. In addition, some of our employees and our manufacturing partners are located in Taiwan, which is susceptible to regional natural disasters including, for example, earthquakes, tsunamis, and typhoons, and has experienced an increasing frequency of extreme weather events, including heavier rains and atypical heat waves. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our members and third-party partners, and may cause us to experience higher attrition, losses and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our members and third-party partners and impact the communities in which we operate. Overall, climate change, its effects, and the resulting, unknown impact could have a material adverse effect on our business, financial condition, and results of operations.

If we acquire businesses, enter into licensing arrangements, or make investments in other companies or technologies, it may disrupt our business, create integration issues, impair our results of operations, dilute our stockholders’ ownership, cause us to incur debt, divert management resources, or cause us to incur significant expense.

We may pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements, that we believe will complement our products or technologies. We also may pursue strategic alliances that leverage our core technologies and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, including:

•
difficulty in integrating the operations, technologies, products, existing contracts, accounting and personnel of the acquired company or business;
•
not realizing the anticipated benefits of any acquisition;
•
difficulty in transitioning and supporting customers of the acquired company;
•
difficulty in transitioning and collaborating with suppliers of the acquired company;
•
diversion of financial and management resources from existing operations;
•
the risk that the price we pay or other resources that we devote to the acquisition may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
•
potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;
•
inability to successfully bring newly acquired products to market or achieve design wins with such products;
•
fluctuations in industry trends that change the demand or purchasing volume of newly acquired products;
•
assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired products;
•
inability to generate sufficient revenue to offset acquisition costs;
•
the dilutive effect on our common stock as a result of any acquisitions financed through the issuance of equity;
•
inability to successfully complete transactions with a suitable acquisition candidate; and in the event of international acquisitions, risks associated with accounting and business practices or regulatory requirements that are different from applicable U.S. practices and requirements.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments, which could harm our financial results. If we fail to properly evaluate acquisitions or investments, it may impair our ability to achieve the anticipated benefits of any such acquisitions or investments, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business, financial condition, and results of operations.

To finance any acquisitions or investments, we may choose to issue equity or equity-linked securities as consideration, which could dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for equity or equity-linked consideration. In addition, newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. Additional funds for acquisitions also may not be available on terms that are favorable to us, or at all.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract or retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other officers and key personnel, including Trent A. Ward, our co-founder and Chief Executive Officer, who are critical to the development of our business, future vision, and strategic direction. Mr. Ward is our sole executive officer and is expected to continue to hold for the foreseeable future, primary and ultimate responsibility, authority, and operational decision-making functions over the principal operations, business units, and functions of the Company, including all significant policymaking authority. As a result, the loss of Mr. Ward’s services for any reason would likely materially and adversely affect or business. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. Also imperative to our success are our trainers and fitness instructors, who we rely on to bring new, engaging, and innovative fitness and wellness content to our platform, and who act as brand ambassadors. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time and with little or no notice. The loss of one or more of our executive officers or other key employees could have an adverse effect on our business, financial condition, and results of operations.

We have not entered into non-competition agreements with our executive officers and other officers and key personnel during the course of their employment with us. As a result, such personnel are not contractually prohibited from working with or for our competitors after leaving our employment or from engaging in other business endeavors which are, may be perceived as, or may become, competitive to our business. The loss of the services of our executive officers and other officers and key personnel to our competitors may harm our reputation, brand, our competitive position, and our business. Furthermore, members of our management team or other personnel may engage in other business endeavors in addition to and outside of their employment with us. As a result, although members of our management team are full-time employees of ours and have been, and are expected to be, fully committed and focused on our business, they are not obligated to commit their time and attention exclusively to our business. Accordingly, their attention to our business may be diverted from time to time or they may encounter conflicts of interest in allocating their time and resources between us and other business endeavors in which they are engaged.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in Southern California, where we have a retail store and where we produce much of our On-Demand content, and in other locations where we have a substantial presence, is intense, especially for qualified and highly skilled personnel, including senior management, engineers, producers, designers, product managers, logistics and supply chain personnel, retail managers, trainers, and fitness instructors. In addition, we have not historically conducted background checks on our employees or independent contractors. Although we conduct customary identity verification checks for employees and intend to implement additional background screening, and may conduct additional identify verification processes, for personnel generally as we deem necessary or appropriate, there can be no assurance that such processes will enable us to identify any potential risks or issues or otherwise be sufficient or accurate. The implementation of additional screening processes could make it more difficult for us to hire additional personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition, results of operations, and future growth prospects could be adversely affected.

Our officers and directors may encounter conflicts of interest involving us and other entities with which they may be affiliated, including matters that involve corporate opportunities.

Many of our directors are, and any future directors may be, affiliated with other entities, including venture capital or private equity funds or businesses that may be complementary, competitive, or potentially competitive to our company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of or involved in investments, business opportunities, or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. For example, a portfolio company of a director-affiliated venture fund may become a competitor of ours or a potential strategic partner. In addition, in the event we consider potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquiror. Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. As a result of the foregoing, our directors and officers may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such potential conflicts, we are deprived of investment, business, or information, the execution of our business plan and our ability to effectively compete may be adversely affected. Our directors are also not obligated to commit their time and attention exclusively to our business and accordingly, they may encounter conflicts of interest in allocating their time and resources between us and other entities with which they are affiliated.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce cash resources.

Our directors and executive officers may be subject to litigation for a variety of claims or disputes. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•
any transaction from which the director derives an improper personal benefit;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
any unlawful payment of dividends or redemption of shares; or any breach of a director’s duty of loyalty to the corporation or its stockholders.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. Our amended and restated bylaws will provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered into, and intend to enter into, agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in connection with any action, proceeding, or investigation. Such provisions in our amended and restated bylaws and our indemnification agreements may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. See “Management—Indemnification and Insurance.”

While we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and could harm our business, results of operations, and financial condition. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions.

Litigation and other legal proceedings may adversely affect our business, financial condition, and results of operations.

From time to time we may become involved in legal proceedings, claims, government investigations, and other proceedings relating to patent and other intellectual property matters, product liability, labor and employment, competition or antitrust, commercial, tort or contract, privacy, consumer protection, tax, federal regulatory investigations, securities (including class action litigation), and other legal proceedings or investigations, which could have an adverse impact on our business, financial condition, and results of operations and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our members’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

Catastrophic events may disrupt our business.

We and our manufacturing partners have operations located in areas that are in active earthquake zones or are subject to wildfires, floods, hurricanes, and other natural disasters. For example, we have a retail store and engage in content production activities in Southern California and our manufacturing partners are located in Taiwan. In addition, man-made actions or other events, such as power outages, acts of war, terrorism, or other outbreak of hostilities, malicious computer viruses, and pandemics or other widespread public health crises and disease outbreaks could cause disruptions in our business.

In the event of any such catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security or loss of critical data, any of which could have an adverse effect on our business, financial condition, and results of operations. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition, and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems, and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and results of operations.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject tow could a requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components or parts used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

(1) During the three months ended March 31, 2023, we granted options to purchase 2,028,425 shares at exercise prices ranging from $0.51 to $22.50 per share to a total of 224 employees, consultants and directors under the 2020 Plan. There were no options granted for the three months ended March 31, 2022. Of these options, for the three months ended March 31, 2023, options to purchase 785,660 shares of our common stock were exercised for cash consideration in the aggregate amount of $362,244 and options to purchase 13,651 shares were forfeited, canceled, or expired without being exercised;

(2) In December 2022, January 2023 and February 2023, we issued 9,749,439 shares of Class A common stock (of which 1,072,438 were issued in December 2022 and 8,677,001 were issued in January and February 2023) to accredited investors pursuant to a rights offering involving the sale of Class A common stock to all existing accredited investors as of December 19, 2022 at a price equal to approximately $0.51 per share (which per share amount was adjusted to reflect the 1-for-150 reverse stock split effected on December 30, 2022). Each accredited investor received the right to elect to purchase shares of Class A common stock in the rights offering up to their respective pro rata amount, which was equal to the product of (x) $5,000,000, multiplied by (y) the quotient obtained by dividing (a) the number of shares of our capital stock held by the accredited investor as of December 19, 2022 including any common stock issuable on the exercise of warrants or options held by such accredited investor as of December 19, 2022, by (b) our fully-diluted capitalization as of December 19, 2022.

(3) In March 2023, we issued warrants to four accredited investors in consideration for services rendered, which warrants are exercisable for a number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the offering price per share in our initial public offering price, whichever event occurs first, for an exercise price of $0.01 per share, in whole or in part. Assuming none of the warrants have been exercised prior to the consummation of an initial public offering, the warrants shall automatically be deemed net exercised immediately prior to the consummation of the initial public offering.

(4) In March 2023, we issued warrants to purchase a total of 186,979 shares of our common stock, at an exercise price of $0.0001 per share, immediately prior to the consummation of our offering (assuming an automatic deemed net exercise of such warrants based on an initial public offering price of $8.00 per share) to three accredited investors in lieu of future cash interest payments under our senior secured notes issued to such investors. Assuming none of the warrants have been exercised prior to the consummation of an initial public offering, the warrants shall automatically be deemed net exercised immediately prior to the consummation of the initial public offering.

(5) In May 2023, we issued: (i)186,979 shares of our common stock upon the automatic deemed net exercise of warrants outstanding as of December 31, 2022; (ii) 567,908 shares of our common stock upon the automatic conversion of convertible notes outstanding as of December 31, 2022; and (iii)163,125 shares of our common stock upon the automatic deemed net exercise of warrants issued in connection with a bridge note financing, all of which were auto-converted or auto-net exercised, as applicable, based on the initial public offering price of $8.00 per share.

The offers, sales and issuances of the securities described in paragraph (1) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were employees, directors or bona fide consultants of the registrant and received the securities under the registrant's equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about the registrant. The offers, sales and issuances of the securities described in paragraphs (2) through (5) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an institutional accredited investor within the meaning of Rule 501(a) of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about the registrant. No underwriter was involved in these transactions.

(b) Use of Proceeds

On May 2, 2023, we completed our initial public offering (“IPO”), selling 1,500,000 shares of our common stock at a price of $8.00 per share for net proceeds of $10.9 million after deducting underwriters' discounts and commissions, before deducting offering costs. The managing underwriter of our IPO was Aegis Capital Corp. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-269246), which was declared effective by the SEC on April 27, 2023.

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus dated April 27, 2023 and filed with the SEC on May 1, 2023, pursuant to Rule 424(b) of the Securities Act. As disclosed on our final prospectus, we used $2.0 million of the net proceeds from the initial public offering to repay in full the $2.0 million principal amount outstanding under senior secured notes issued in connection with the bridge note financing and approximately $3.9 million in offering costs. Pending the uses described in our final prospectus, we have invested the net proceeds from the offering in short-term, interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the U.S. government. As of the date of this Quarterly Report on Form 10-Q, we cannot predict with certainty all of the particular uses for the net proceeds, or the amounts that we will actually spend on the uses set forth in the final prospectus.

Item 5. Other Information

On June 5, 2023, Stuart Bryan, the principal accounting officer of Interactive Strength Inc. (the “Company” or “we” or “us”), resigned from his position as Vice President, Accounting, and Controller, effective immediately. Mike Madigan, our Chief Financial Officer and principal financial officer, has been designated as our principal accounting officer effective upon Mr. Bryan’s resignation. Mr. Madigan has served as our Chief Financial Officer since February 2023, and previously served as our Senior Director of Finance from September 2022 to February 2023. Prior to joining the Company, Mr. Madigan served in various roles at XPO Last Mile, Inc. (“XPO Last Mile”), a third party logistics company, including (i) Senior Director of Financial Planning and Analysis from October 2019 to September 2022, (ii) Senior Vice President of Finance from November 2016 to October 2019, and (iii) Vice President of Finance from 2013 to 2016. Prior to joining XPO Last Mile, Mr. Madigan served as Vice President of Finance at 3PD, Inc. and held various roles at PricewaterhouseCoopers. Mr. Madigan holds a Bachelor of Science degree in Accounting from Le Moyne College.

There are no arrangements or understandings with any other person pursuant to which Mr. Madigan will be selected as an officer or designated as the Company’s principal accounting officer. There are no family relationships between Mr. Madigan and any director or executive officer of the Company. In addition, there are no transactions between Mr. Madigan or any of his immediate family members and the Company or any of its subsidiaries that would be required to be reported as a related party transaction under Item 404(a) of Regulation S-K. Mr . Bryan’s resignation was not in connection with any known disagreement with the Company on any matter. There were no changes made at this time to either Mr. Bryan’s or Mr. Madigan’s previously disclosed compensation and employment agreements with the Company in connection with this transition.

On June 7, 2023, our compensation committee approved the grant of options to purchase an aggregate of 1,175,000 shares of our common stock to our employees, including Trent Ward, our chief executive officer, and our compensation committee recommended, and our board of directors approved, the grant of options to purchase an aggregate of 120,000 shares of our common stock to our non-employee directors. The options granted to the non-employee directors are in consideration for their services as directors and are in addition to the compensation set forth in our non-employee director compensation policy. All of the foregoing options shall vest on the following terms, which terms are intended to be generally consistent with the terms of the early release provisions set forth in the lock-up agreements entered into by certain stockholders in connection with our initial public offering:

- 1/3 of the shares subject to the options shall vest if and when the per share price of our common stock is at least $12 per share calculated based on the 30-day VWAP;

- 1/3 of the shares subject to the options shall vest if and when the per share price of our common stock is at least $16 per share calculated based on the 30-day VWAP; and

- 1/3 of the shares subject to the options shall vest if and when the per share price of our common stock is at least $20 per share calculated based on 30-day VWAP;

subject in each case to the terms and conditions of our 2023 Stock Incentive Plan and the standard form of option award agreement thereunder and, for each vesting milestone, subject to the recipient’s continued service as of the date such vesting milestone is satisfied. Such options were granted at an exercise price of $4.86 per share, which is equal to the closing price per share of our common stock as reported on Nasdaq on the date of grant of June 7, 2023.

On June 6, 2023, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with THLWY LLC, a Wyoming limited liability company (the “Lead Lender”) and certain other parties named therein. Under the terms of the Note Purchase Agreement, the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 (the “Notes”). The Notes are the senior secured obligations of the Company and will rank senior in right of payment with all the Company’s existing and future debt, unless otherwise agreed to between the Company and the lenders. The Note Purchase Agreement does not limit the amount of debt that the Company may incur. The Notes bear interest at a rate of 10.0% per annum, which is payable arrears and (i) for the first six interest payments, will be payable in cash and (ii) for the seventh interest payment and all interest payments thereafter, will be payable either in cash or in-kind, at the election of the Company. Interest payments will begin on July 31, 2023. The Notes will mature on June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. The Notes contain customary events of default, including without limitation the following: (1) default in any payment of interest, including any additional interest or any contingent interest, on any Note when due and payable; (2) default in the payment of principal of any Note when due and payable at its stated maturity; (3) breach of any material covenants; default under any existing indebtedness of the Company that results in the acceleration of a material amount of indebtedness; and (5) approval by the board of directors or the Company’s stockholders of a liquidation, dissolution or winding up of the Company. The Notes are subject to certain restrictions on transfer. Further, the Notes would be issued pursuant to an applicable statutory exemption from registration requirements under the Securities Act of 1933 (the “Securities Act”). The Company does not intend to file a registration statement for the resale of the Notes. As a result, the Notes may only be resold pursuant to an exemption from the registration requirements of the Securities Act. The foregoing descriptions of the Note Purchase Agreement and the Notes are summaries only and are qualified in their entirety by reference to the full text of the Note Purchase Agreement and the form of Note attached as Exhibit 10.10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibit

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed May 2, 2023).

3.2	Amended and Restated Bylaws of Interactive Strength Inc. (incorporated by reference from Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2023).

4.1

Form of Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

4.2†*

Amended and Restated Investors’ Rights Agreement, dated March 10, 2022, by and among the Registrant and the investor signatories thereto, as amended by the Amendment Agreement dated December 19, 2022 (incorporated by reference from Exhibit 4.2 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

4.3

Form of Underwriter Warrant(incorporated by reference from Exhibit 4.3 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.1#

Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors (incorporated by reference from Exhibit 10.1 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.2#

2020 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, and Stock Option Grant Notice thereunder (incorporated by reference from Exhibit 10.2 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.3#

2023 Stock Incentive Plan and Forms of Notice of Stock Option Grant, Stock Option Agreement, Notice of Restricted Stock Unit Award, Restricted Stock Unit Agreement, Notice of Restricted Stock Award, and Restricted Stock Agreement thereunder (incorporated by reference from Exhibit 10.3 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.4#

2023 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.5#	Executive Severance Plan (incorporated by reference from Exhibit 10.5 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.6#

Executive Annual Incentive Plan (incorporated by reference from Exhibit 10.6 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.7#

Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.7 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.8#

Offer Letter from the Registrant to Trent A. Ward, dated October 27, 2022 (incorporated by reference from Exhibit 10.8 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.9	Form of Promissory Note (incorporated by reference from Exhibit 10.9 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

10.10†	Note Purchase Agreement and Form of Note, dated of June 6, 2023 by and among Interactive Strength Inc, THLWY LLC, a Wyoming limited liability company) and the additional lender parties listed therein.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

# Denotes management contract or compensatory plan or arrangement.

* In accordance with Item 601(b)(32)(ii) of Regulation S K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE STRENGTH INC.

Date: June 9, 2023	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: June 9, 2023	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer)