Form 10-Q
period 2023-06-30
Interactive Strength, Inc.
filed 2023-08-14
CIK 1785056

wc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2023, the registrant had 14,313,185 shares of common stock, $0.0001 par value per share, outstanding.

i

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, and in other reports we file with the SEC, in particular, the following principal risks and all of the other specific factors described in Item 1A. “Risk Factors” and in our other public filings.

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

•
We face risks related to being a public company and our common stock, as well as general risks, including those related to acquisition-related matters, the COVID-19 pandemic, economic conditions, dependence on key personnel, and litigation, among others.

iii

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,403	$226
Accounts receivable, net of allowances	14	—
Inventories, net	2,364	4,567
Vendor deposits	3,280	3,603
Prepaid expenses and other current assets	1,488	1,426
Total current assets	8,549	9,822
Property and equipment, net	810	1,326
Right-of-use-assets	309	110
Intangible assets, net	3,205	3,834
Long-term inventories	2,418	—
Deferred offering costs	—	2,337
Other assets	6,424	7,018
Total Assets	$21,715	$24,447
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,326	$7,743
Accrued expenses and other current liabilities	1,953	5,304
Operating lease liability, current portion	52	106
Deferred revenue	58	29
Loan payable	6,034	6,708
Income tax payable	7	7
Convertible note payable	—	4,270
Total current liabilities	16,430	24,167
Operating lease liability, net of current portion	257	9
Warrant liabilities	17	3,004
Total liabilities	$16,704	$27,180
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.0001; 900,000,000 and 369,950,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 14,178,514 and 2,450,922 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	7	4
Additional paid-in capital	149,991	112,436
Accumulated other comprehensive income	114	365
Accumulated deficit	(145,101)	(115,538)
Total stockholders' equity (deficit)	5,011	(2,733)
Total liabilities and stockholders' equity (deficit)	$21,715	$24,447

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Fitness product revenue	$224	$81	$296	$258
Membership revenue	32	16	56	28
Training revenue	60	—	121	—
Total revenue	316	97	473	286
Cost of revenue:
Cost of fitness product revenue	(427)	(729)	(1,169)	(1,283)
Cost of membership	(939)	(503)	(1,901)	(1,992)
Cost of training	(88)	(386)	(191)	(690)
Total cost of revenue	(1,454)	(1,618)	(3,261)	(3,965)
Gross loss	(1,138)	(1,521)	(2,788)	(3,679)
Operating expenses:
Research and development	2,326	5,463	5,439	10,430
Sales and marketing	591	1,992	1,191	4,001
General and administrative	7,883	2,481	23,730	5,643
Total operating expenses	10,800	9,936	30,360	20,074
Loss from operations	(11,938)	(11,457)	(33,148)	(23,753)
Other income (expense), net:
Other income (expense), net	87	(338)	204	(323)
Interest income (expense)	(1,436)	(175)	(1,228)	(561)
Gain upon debt forgiveness	—	—	2,595	—
Change in fair value of convertible notes	(171)	—	(252)	(24)
Change in fair value of warrants	(144)	—	2,266	—
Total other income (expense), net	(1,664)	(513)	3,585	(908)
Loss before provision for income taxes	(13,602)	(11,970)	(29,563)	(24,661)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(13,602)	$(11,970)	$(29,563)	$(24,661)
Net loss per share - basic and diluted	$(1.02)	$(24.46)	$(2.81)	$(63.22)
Weighted average common stock outstanding—basic and diluted	13,340,777	489,379	10,513,068	390,092

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(13,602)	$(11,970)	$(29,563)	$(24,661)
Other comprehensive loss:
Foreign currency translation (loss) gain	(136)	323	(251)	490
Total comprehensive loss	$(13,738)	$(11,647)	$(29,814)	$(24,171)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

(In thousands, except share amounts)

	Series Seed 0 - 10		Convertible Preferred Stock Series A		Series A-1		Series A-2		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	42,999	$7,594	86,703	$19,535	10,208	$2,604	—	$—	—	$—	181,362	$3	31,703	$—	$37,806	$(159)	$(57,313)	$(19,663)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	267,384	3	—	—	2,060	—	—	2,063
Issuance of Series A-2 preferred stock upon conversion of convertible notes	—	—	—	—	—	—	124,313	5,926	—	—	—	—	—	—	—	—	—	—
Issuance of Series A-2 preferred stock, net of issuance costs of $93	—	—	—	—	—	—	631,292	30,001	—	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	501	—	10	—	—	10
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	197	—	—	197
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	490	—	490
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,661)	(24,661)
Balances at June 30, 2022	42,999	$7,594	86,703	$19,535	10,208	$2,604	755,605	$35,927	—	$—	448,746	$6	32,204	$—	$40,073	$331	$(81,974)	$(41,564)

	Series Seed 0 - 10		Convertible Preferred Stock Series A		Series A-1		Series A-2		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	2,416,698	4	34,224	$—	112,436	365	(115,538)	(2,733)
Issuance of Common stock	—	—	—	—	—	—	—	—	8,676,924	3	—	—	—	—	4,449	—	—	4,452
Issuance of Common stock upon conversion of Class A Common Stock	—	—	—	—	—	—	—	—	2,416,698	4	(2,416,698)	(4)	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	646,433	—	14	—	—	14
Issuance of Common stock upon conversion of Class B Common Stock	—	—	—	—	—	—	—	—	680,657	—	—	—	(680,657)	—	—	—	—	—
Initial public offering, net of issuance cost of $1.2 million	—	—	—	—	—	—	—	—	1,500,000	0	—	—	—	—	10,820	—	—	10,820
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	565,144	0	—	—	—	—	4,521	—	—	4,521
Exercise of stock warrants	—	—	—	—	—	—	—	—	339,091	0	—	—	—	—	2,468	—	—	2,468
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19,567	—	—	19,567
Net exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	323	—	—	323
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(251)	—	(251)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,563)	(29,563)
Balances at June 30, 2023	—	$—	—	$—	—	$—	—	$—	14,178,514	$7	—	$—	—	$—	$149,991	$114	$(145,101)	$5,011

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(29,563)	$(24,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	228	404
Depreciation	516	643
Amortization	2,719	2,285
Amortization of operating lease assets	53	—
Inventory valuation loss	261	374
Stock-based compensation	18,938	180
Gain upon debt forgiveness	(2,595)	—
Interest (income) expense	(77)	561
Amortization of debt discount	1,305	—
Change in fair value of convertible notes	252	24
Warrants issued to service providers	442	—
Change in fair value of warrants	(2,266)	—
Changes in operating assets and liabilities
Accounts receivable	(14)	—
Inventories	(662)	(1,526)
Prepaid expenses and other current assets	(62)	(502)
Vendor deposits	323	(834)
Other assets	(17)	(1)
Accounts payable	(178)	(546)
Accrued expenses and other current liabilities	(773)	491
Deferred revenue	29	4
Operating lease liabilities	(59)	—
Net cash used in operating activities	(11,200)	(23,104)
Cash Flows From Investing Activities:
Purchase of property and equipment	—	(276)
Acquisition of internal use software	(343)	(2,744)
Acquisition of software and content	(525)	(3,004)
Net cash used in investing activities	(868)	(6,024)
Cash Flows From Financing Activities:
Payments of loans	(377)	(1,147)
Proceeds from loans	275	—
Proceeds from issuance of common stock upon initial public offering, net of offering costs	10,820	—
Payments of offering costs	(1,308)	—
Proceeds from senior secured notes	2,000	—
Payments of senior secured notes	(2,000)	—
Proceeds from issuance of Preferred Stock - Series A, net of issuance costs	—	30,001
Proceeds from issuance of convertible notes	—	5,902
Proceeds from the issuance of common stock A	4,247	2,063
Proceeds from the exercise of common stock options	30	24
Repayment Bounce Back Loan	—	(69)
Net cash provided by financing activities	13,687	36,774
Effect of exchange rate on cash	(442)	(79)
Net Change In Cash and Cash Equivalents	1,177	7,567
Cash and restricted cash at beginning of year	226	1,697
Cash and restricted cash at end of year	$1,403	$9,264
Supplemental Disclosure Of Cash Flow Information:
Property & equipment in AP	18	191
Inventories in AP and accrued	815	532
Capitalized software and content in AP	—	319
Issuance of Series A preferred stock in connection with convertible notes payable	—	5,926
Deferred offering costs in AP and accrued	3,299	—
Exercise of stock warrants	2,468	—
Right-of-use assets obtained in exchange for new operating lease liabilities	313	—
Conversion of convertible notes into common stock	4,521	—
Decrease in right-of-use asset and operating lease liabilities due to lease termination	61	—
Issuance of Common Stock from Rights Offering	202	—
Net exercise of options	323	—

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

Initial Public Offering

In May 2023, the Company closed its initial public offering ("IPO") in which we issued and sold 1.5 million shares of common stock at a public offering price of $8.00 per share and excluding shared sold in the IPO by certain of our existing stockholders. Total proceeds after deducting underwriting commissions of $1.2 million and other offering expenses of $4.6 million was $6.2 million.

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

Liquidity and Going Concern

Since its inception, the Company has sustained recurring losses and has relied on funding from private investors and other third -parties (collectively “outside capital”) to execute the Company’s growth strategy. As a result, the Company incurred a net loss of $29.6 million during the six months ended June 30, 2023 and had an accumulated deficit of $145.1 million as of June 30, 2023. The Company’s long-term success is dependent upon its ability to successfully develop, market, and deliver its revenue-generating products and services in a profitable manner. While management believes the Company can be successful in executing its growth strategy, no assurance can be provided it will be able to do so in a timely or profitable manner. As a result, the Company anticipates it will continue to rely on outside capital to fund the Company’s operations for the foreseeable future.

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

In addition, as of June 30, 2023, the Company had loans outstanding from certain related parties (See Note 19) with an aggregate principal and interest amount owed of approximately $6.0 million. All of these loans matured prior to June 30, 2023, but their repayment has been temporarily waived. However, absent additional outside capital, the Company will be unable to repay these loans upon their maturity and, as such, the aggregate amounts owed have been classified as current debt in the accompanying condensed consolidated balance sheet as of June 30, 2023.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2022 and 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three months and six months ended June 30, 2023 and 2022, the condensed consolidated statement of stockholders' equity (deficit) as of June 30, 2023 and condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the six months ended June 30, 2023 and 2022 are unaudited. The results for the six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of June 30 2023 and 2022, substantially all of the Company’s long-lived assets are held in the United States.

Cash

Cash consists of cash on deposit in banks.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to $4.6 million as of June 30, 2023.

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

The Company’s business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, the Company has recognized one impairment with regards to the carrying value of its content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $3.4 million as of June 30, 2023.

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

During the six months ended June 30, 2023 and 2022, the Company capitalized $0.3 million and $2.7 million, respectively, of internal use software.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Internal-use software	3 years

Music Royalty Fees

The Company recognizes music royalty fees as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of such royalties is primarily driven by the number of paid subscribers each month and it is classified as cost of membership and training within the Company’s statement of operations. The Company’s license agreements with music rights holders generally include provisions for advance royalties as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the agreement. As of June 30, 2023 and December 31, 2022 there were no music guarantee-related prepaids, respectively.

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

In May 2023, upon closing of the Company's IPO, the convertible notes were converted into an aggregate of 565,144 shares of common stock.

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

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party (the “acqui-hire transaction”) that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 28,124 shares of common stock.

In March 2023, we issued warrants to unrelated third-party service providers in consideration for certain marketing communications services, which warrants are exercisable for a total number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the initial public offering price per share in our initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 49,996 shares of common stock.

In March 2023, we issued warrants to certain existing affiliate and non-affiliate stockholders in lieu of future cash interest payments under our senior secured notes issued to such stockholders in connection with a note financing (the "Bridge Note Financing"). Such warrants are exercisable for a number of shares of our common stock that is determined by dividing: (A) (i) in the case of the warrants issued to the lead noteholder, 67% of the aggregate principal amount of notes issued to such lead noteholder and; (ii) in the case of all other noteholders in the Bridge Note Financing, 60% of the aggregate principal amount of notes issued to such other noteholders by (B) (i) the initial public offering price per share or (ii) if the initial public offering is not consummated, by either (x) the price per share offered in a change of control transaction or (y) if a change of control transaction does not occur, the fair market value of our common stock as determined by an independent appraiser. The warrants may also be net exercised upon election. The value of the warrants of $1.3 million was recorded as debt discount on the senior notes of $2.0 million. The debt discount was amortized into interest expense over life of the senior notes. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 163,121 shares of common stock.

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

4.
Inventories, net

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Finished products	$2,364	$4,567
Finished products - LT	2,418	—
Total inventories, net	$4,782	$4,567

Finished products - LT represents inventory not expected to be sold in the next twelve months.

5.
Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Pre-production tooling	$3,094	$3,094
Machinery and equipment	125	125
Leasehold improvements	113	113
Furniture and fixtures	25	25
Software and technology development asset	13	13
Total	3,370	3,370
Less: Accumulated depreciation	(2,560)	(2,044)
Total property and equipment, net	$810	$1,326

Depreciation expense amounted to $0.2 million and $0.3 million and $0.5 million and $0.6 million for the three months and six months ended June 30, 2023 and 2022, respectively.

6.
Intangible Assets, net

Identifiable intangible assets, net consist of the following:

	As of June 30,			As of December 31,
	2023			2022
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-Use Software	$6,170	$(2,965)	$3,205	$5,827	$(1,993)	$3,834
Total identifiable intangible assets	$6,170	$(2,965)	$3,205	$5,827	$(1,993)	$3,834

Amortization expense amounted to $0.5 million and $0.3 million and $1.0 million and $0.6 million for the three months and six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2023 (remaining)	1,030
2024	1,630
2025	496
2026	49
2027	—
Total	$3,205

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Security deposit	66	146
Prepaid licenses	370	45
Research and development tax credit	515	750
Other receivables	178	178
Other prepaid	359	307
Total prepaid expenses and other current assets	$1,488	$1,426

8.
Other Assets, net

Other assets consisted of the following:

	As of June 30,			As of December 31,
	2023			2022
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,589	$(3,198)	$3,391	$6,589	$(2,185)	$4,404
Capitalized software	$5,150	$(2,126)	$3,024	$3,996	$(1,391)	$2,605
Other	$9	$—	$9	$9	$—	$9
Total other assets	$11,748	$(5,324)	$6,424	$10,594	$(3,576)	$7,018

Amortization expense amounted to $0.9 million and $1.7 million and $0.8 million and $1.7 million for the three months and six months ended June 30, 2023 and 2022, respectively.

9.
Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accrued bonus	$45	$145
Accrued payroll	9	193
Accrued PTO	22	188
Accrued offering costs	500	1,490
Accrued licenses	—	2,250
Accrued royalties	265	195
Accrued professional fees	525	—
Customer deposits	219	517
Other accrued expenses and current liabilities	368	326
Total accrued expenses and other current liabilities	$1,953	$5,304

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

The Company recognized losses equal to $0.3 million and $0.02 million for the six months ended June 30, 2023 and 2022, respectively, related to changes in fair value for the November 2022 Convertible Notes.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 565,144 shares of common stock.

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

Note Purchase Agreement

In June 2023, the Company entered into a note purchase agreement (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The June 2023 Notes will mature on June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. As of June 30, 2023 no senior secured notes have been issued.

11.
Warrants

Class A Common Stock Warrants

On November 13, 2022, the Company issued an aggregate 92,296 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. Each warrant has a strike price of $0.01 per share and has a contractual term of ten years. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The fair value of the warrants issued in 2022 was recorded as a liability on the Balance Sheet and expensed to other (expense) income, net on the Statement of Operations and Comprehensive Loss, at the time of issuance. The Company recognized a gain equal to $2.3 million for the six months ended June 30, 2023, related to changes in fair value for the warrants issued in November 2022. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to June 30, 2023:

Class A Common Stock Warrants
Outstanding as of December 31, 2022	92,296
Warrants issued	—
Warrants exercised	(92,296)
Outstanding as of June 30, 2023	-

Class B Common Stock Warrants

The Company issued warrants in 2021 to purchase Class B Common Stock to various employees and non-employees. Each warrant has a strike price of $0.01 and has a contractual term of seven years. The warrants are classified as permanent equity within the condensed consolidated balance sheets. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to June 30, 2023:

Class B Common Stock Warrants
Outstanding as of December 31, 2022	5,753
Warrants issued	—
Warrants exercised	(5,753)
Outstanding as of June 30, 2023	-

Service Providers Stock Warrants

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party (the “acqui-hire transaction”) that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 28,124 shares of common stock

In March 2023, we issued warrants to unrelated third-party service providers in consideration for certain marketing communications services, which warrants are exercisable for a total number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the initial public offering price per share in our initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 49,996 shares of common stock.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to June 30, 2023:

Service Providers Stock Warrants
Outstanding as of December 31, 2022	-
Warrants issued	78,120
Warrants exercised	(78,120)
Outstanding as of June 30, 2023	-

Senior Secured Notes Stock Warrants

In March 2023, we issued warrants to certain existing affiliate and non-affiliate stockholders in lieu of future cash interest payments under our senior secured notes issued to such stockholders in connection with a note financing (the "Bridge Note Financing"). The fair value of the warrants of $1.3 million was recorded as debt discount on the senior secured notes of $2.0 million. The debt discount was amortized into interest expense over life of the senior secured notes. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 163,121 shares of common stock.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to June 30, 2023:

Senior Secured Notes Stock Warrants
Outstanding as of December 31, 2022	-
Warrants issued	163,121
Warrants exercised	(163,121)
Outstanding as of June 30, 2023	-

12.
Fair Value Measurements

The Company’s financial instruments consist of its convertible notes and warrants.

There were no assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. Liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were as follows:

Fair value measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
(in thousands)
Liabilities
Convertible notes	—	—	—	—
Warrants	—	—	—	—
Total	$—	$—	$—	$—

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Convertible notes	—	—	4,270	4,270
Warrants	—	—	3,004	3,004
Total	$—	$—	$7,274	$7,274

During the six months ended June 30, 2023, there were no transfers between Level 1 and Level 2, nor into and out of Level 3.

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023:

(in thousands)	Convertible Notes
Fair value at December 31, 2022	$4,270
Issuance of convertible notes	—
Change in estimated fair value of financial instruments	252
Conversion of convertible notes into common stock	(4,521)
Fair value at June 30, 2023	$—

(in thousands)	Warrants
Fair value at December 31, 2022	$3,004
Issuance of warrants	—
Change in estimated fair value of financial instruments	(2,266)
Exercise of stock warrants	(738)
Fair value at June 30, 2023	$—

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2022:

(in thousands)	Convertible Notes
Fair value at December 31, 2021	—
Issuance of convertible notes	5,902
Change in estimated fair value of financial instruments	24
Conversion of convertible notes into Series A preferred stock	(5,926)
Fair value at June 30, 2022	$—

Convertible Notes

As further described in Note 10, the Company entered into several convertible note arrangements with certain investors during 2022. The Company recorded the liability related to the convertible notes at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements.

The Company recorded a change in fair value adjustment of $0.3 million and $0.02 million in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2023 and 2022, respectively.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 565,144 shares of common stock.

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

The Company recorded a change in fair value adjustment of $2.3 million and $0 million in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2023 and 2022, respectively.

In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

13.
Commitments and Contingencies

Lease Obligations

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2023 (remaining)	39
2024	78
2025	78
2026	78
2027	78
Thereafter	33
Total	$384

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5 million and 1% of cumulative net sales above $5 million, up to a maximum total royalty of $1 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of June 30, 2023.

Legal Proceedings

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.
Stockholders’ Deficit

Common Stock

The Company’s authorized common stock consisted of 900,000,000 and 369,950,000 shares at $0.0001 par value, as of June 30, 2023 and December 31, 2022, respectively. The issued and outstanding common stock was 14,178,514 shares and 2,450,922 shares as of June 30, 2023 and December 31, 2022, respectively.

15.
Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations for the three months and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$1,325	$49	$3,456	$95
Sales and marketing	99	9	321	18
General and administrative	2,875	34	15,161	65
Total stock-based compensation expense	$4,299	$91	$18,938	$178

For the three months and six months ended June 30, 2023 and 2022, $0.2 million $0.01 million and $0.6 million and $0.02 million of stock-based compensation was capitalized as software costs, respectively.

During the six months ended June 30, 2023, the Company granted options to purchase 3,428,227 shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

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

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	446,839	$2.30	9.6	$11,706
Granted	3,428,227	2.38
Exercised	(677,350)	0.53		12,690
Cancelled or forfeited	(13,651)	3.04
Outstanding as of June 30, 2023	3,184,065	2.65	9.7	$3,919
Options exercisable as of June 30, 2023	215,233	$5.05	9.1	$315
Options unvested as of June 30, 2023	2,430,348	$3.15	9.7	$2,442

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of June 30, 2023.

A summary of unvested common stock from early option exercises that are subject to repurchase by the Company under the 2020 Plan is as follows:

	Early Option Exercises
	Number of options	Weighted average exercise price	Repurchase liability (in thousands)
Unvested common stock as of December 31, 2022	3,823	$—	$306
Issued	30,947	1.19	—
Vested	(37)	—	—
Repurchased	(3,023)	—	—
Unvested common stock as of June 30, 2023	31,710		$51

For the six months ended June 30, 2023 and 2022 the weighted-average grant date fair value per option was $18.15 and $41.97 respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	June 30,	June 30,
	2023	2022
Weighted-average risk-free interest rate (1)	3.7%	2.8%
Weighted-average expected term (in years)	5.92	6.04
Weighted-average expected volatility (2)	61.5%	42.1%
Expected dividend yield	—%	—%

(1)
Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)
Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the 2020 Plan, the Company recognized stock compensation expense of $18.9 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $23.4 million and $5.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.5 years and 1.6 years, respectively.

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

For the six months ended June 30, 2023 and 2022, there were no customers representing greater than 10% of the Company’s total revenue.

The Company had three vendors representing greater than 10% of total finished goods purchases for the six months ended June 30, 2023 and year ended December 31, 2022, respectively.

17.
Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the six months ended June 30, 2023 and 2022, the Company did not make any contributions to the plan.

18.
Loss Per Share

The computation of loss per share is as follows:

	Six months ended June 30,
	2023	2022
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(29,563)	$(24,661)
Net loss attributable to common stockholders	$(29,563)	$(24,661)
Denominator:
Weighted average common stock outstanding - basic and diluted	10,513,068	390,092
Net loss per share attributable to common stockholders - basic and diluted	$(2.81)	$(63.22)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	June 30,
	2023	2022
Series A convertible preferred stock (as converted to common stock)	—	86,707
Series A-1 convertible preferred stock (as converted to common stock)	—	10,212
Series A-2 convertible preferred stock (as converted to common stock)	—	755,613
Series Seed convertible preferred stock (as converted to common stock)	—	7,558
Series Seed 1 convertible preferred stock (as converted to common stock)	—	2,396
Series Seed 2 convertible preferred stock (as converted to common stock)	—	1,667
Series Seed 3 convertible preferred stock (as converted to common stock)	—	249
Series Seed 4 convertible preferred stock (as converted to common stock)	—	141
Series Seed 5 convertible preferred stock (as converted to common stock)	—	3,416
Series Seed 6 convertible preferred stock (as converted to common stock)	—	817
Series Seed 7 convertible preferred stock (as converted to common stock)	—	1,719
Series Seed 8 convertible preferred stock (as converted to common stock)	—	4,437
Series Seed 9 convertible preferred stock (as converted to common stock)	—	18,501
Series Seed 10 convertible preferred stock (as converted to common stock)	—	2,181
Warrants to purchase series Class A common stock (as converted to common stock)	—	—
Warrants to purchase series Class B common stock (as converted to common stock)	—	9,673
Stock options to purchase common stock	3,184,065	51,608
Total	3,184,065	956,894

19.
Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Founder Notes

The Company had noninterest bearing promissory notes, of which $0.0 million and $0.08 million was outstanding as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023, all principal stockholder promissory notes were outstanding and included within the loan payable on the Condensed Consolidated Balance Sheet for a total of $5.3 million, including accrued interest and default interest of $1.3 million. As the 2019, 2020, and 2021 notes were not paid upon maturity, these loans were in default as of June 30, 2023, and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.2 million for the six months ended June 30, 2023. On September 30, 2022, the principal officer and certain related parties waived their rights to seek remedies resulting from an event of default due to a failure to make payments of principal or interest at the stated maturity or due date, respectively.

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
•
On October 21, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and maturity date of October 21, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The principal and interest of this loan has been paid as of June 30, 2023.
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
•
On June 9, 2020, a $75,000 note was entered into by the Company from the president and co-founder of the Company. This note has interest at the rate of 5.0% per annum and a maturity date of June 9, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. The principal and interest of this loan has been paid as of June 30, 2023.
•
On June 15, 2020, a $0.1 million note with interest at the rate of 7.5% per annum and a maturity date of June 15, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 12.5%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The principal and interest of this loan has been paid as of June 30, 2023.
•
On November 2, 2020, a $50,000 note was entered into by the Company from to the president and co-founder of the Company. This note has interest at the rate of 5.0% per annum and a maturity date of June 2, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. The principal and interest of this loan has been paid as of June 30, 2023.
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

•
On October 27, 2022, a $0.4 million note with interest at the rate of 12.0% per annum and a maturity date of January 27, 2023. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The Company borrowed $0.3 million in April 2023 and repaid $0.3 million in May 2023 upon closing of the Company's IPO. This loan remains outstanding in the amount of $0.01 million. .The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets.

As of June 30, 2023, all other related party promissory notes were outstanding and included within the loan payable on the Condensed Consolidated Balance Sheet for a total of $0.7 million, including accrued interest and default interest of $0.3 million. All notes were not paid upon maturity. These loans were in default as of period end due to outstanding interest. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.07 million for the six months ended June 30, 2023. On September 30, 2022, related parties waived their rights to remedy in the event of default, which in effect releases the Company from the obligation of the incremental interest and fees, as well as the lender from their lien on and security interest in the Company’s assets.

During 2022, multiple of the loans above with maturity dates in 2022 remained unpaid as of the maturity date. On September 30, 2022, those lenders waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. Currently, the Company is renegotiating the terms of the loans.

Loan payable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022
Founder Notes	$-	$79
Principal stockholder promissory notes	5,287	5,503
Other related party promissory notes	747	1,126
Total Loan Payable	$6,034	$6,708

Other Related Party Transactions

In 2016, the Company entered into an agreement with Fuseproject, a design firm that designed the Company’s main product, its fitness mirror. As of June 30, 2023 and December 31, 2022, the Company had incurred $0.1 million and $0.2 million, respectively, of expenses for design services provided by Fuseproject.

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5 million and 1% of cumulative net sales above $5 million, up to a maximum total royalty of $1 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of June 30, 2023. As of June 30, 2023 the Company has accrued $0.2 million in royalty payments.

As of June 30, 2023, the principal stockholder associated with Fuseproject referenced above owned 226,217 of the Company’s common stock., with fully diluted ownership of 1.41% and 1.26 % as of June 30, 2023 and December 31, 2022, respectively.

In 2022, the Company entered into an agreement with Apeiron Advisory Ltd for promotion of the Company, participation in industry conferences, and ongoing structural advice and consulting. The agreement was terminated and the Company is no longer receiving any advisory services from Apeiron Advisory Ltd. As of June 30, 2023 and December 31, 2022, the Company has incurred $0.0 million and $0.9 million, respectively, of expenses for such services provided by Apeiron Advisory Ltd.

As of June 30, 2023 and December 31, 2022, Apeiron Investment Group Ltd and certain of its affiliates ('Apeiron") owned 1,490,524 shares of common stock and 447,318 shares of the Company’s Class A common shares, and 24,143 of the Company’s Class A common warrants, respectively, with fully diluted ownership of 9.31% and 15.6%, respectively.

20.
Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date, August 14, 2023, pursuant to ASC 855-10 Subsequent Events.

In August 2023, the Company executed a non-binding letter of intent relating to a proposed business acquisition of a privately held fitness hardware company (the “Partner Company”). The proposed terms for the acquisition contemplate the exchange of cash and capital stock of the Company for all the outstanding capital stock of the Partner Company, as a result of which the Company will own 100% of the Partner Company, along with substantially all assets and liabilities, with the Partner Company becoming a wholly owned subsidiary of the Company.

The letter of intent described above is non-binding, and as such, there can be no assurance that the Company will enter into a definitive acquisition agreement or that the proposed acquisition will be consummated. Further, the final form and terms of any such transaction may be materially different from the terms described above. The Company’s ability to enter into a definitive agreement or consummate an acquisition is, and is expected to be, subject to conditions, some of which will be out of the Company’s control.

See “Risk Factors” described in item 1A for further discussion of the acquisition-related risks.

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

•	our expectations regarding our manufacturing and supply chain, including any defects or warranty claims;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our international expansion plans and ability to continue to expand internationally;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends, projected growth, or trend analysis;

•	our liquidity position, capital requirements and need for additional financing;

•	the non-binding letter of intent and potential acquisition;

•	our expectations regarding the impact of general economic conditions, geopolitical events, and the COVID-19 pandemic;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act and as a smaller reporting company; and

•	our anticipated use of the net proceeds from our IPO.

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

During the six months ended June 30, 2023 and 2022, we generated total revenue of $0.5 million and $0.3 million, respectively, and incurred net losses of $29.6 million and $24.7 million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, and the issuance of common stock. Through June 30, 2023, we had received gross proceeds of $60.5 million from sales of our redeemable convertible preferred stock, $12.0 million from the sale of our SAFE notes, and $30.7 million from the issuance of convertible notes, and $21.8 million from the sale of our common stock.

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
•
The sufficiency of our liquidity and capital resources, and our ability to obtain additional funding as needed for our operations and to execute on our strategy.
•
Our ability to execute or realize the anticipated benefits of any strategic acquisition or transaction.

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

	Three Months Ended June 30,
	2023	2022
Total Households (at end of period)	226	140
Total Members (at end of period)	231	140
Annual Recurring Revenue	$371,000	$65,282
Average Annualized Recurring Revenue per Household	$1,570	$478
Net Dollar Retention Rate	251%	NM
Net Loss (in thousands)	$(13,602)	$(11,970)
Adjusted EBITDA (in thousands) (1)	$(5,731)	$(9,876)

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

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 10% of total revenue for the three months ended June 30, 2023, and 16% of total revenue for the three months ended June 30, 2022.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 19% of total revenue for the three months ended June 30, 2023, and 0% of total revenue for the three months ended June 30, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:	(in thousands)		(in thousands)
Fitness product revenue	$224	$81	$296	$258
Membership revenue	32	16	56	28
Training revenue	60	—	121	—
Total revenue	316	97	473	286
Cost of revenue:
Cost of fitness product revenue	(427)	(729)	(1,169)	(1,283)
Cost of membership (2)	(939)	(503)	(1,901)	(1,992)
Cost of training	(88)	(386)	(191)	(690)
Total cost of revenue	(1,454)	(1,618)	(3,261)	(3,965)
Gross loss	(1,138)	(1,521)	(2,788)	(3,679)
Operating expenses:
Research and development (1)	2,326	5,463	5,439	10,430
Sales and marketing (1)	591	1,992	1,191	4,001
General and administrative (1) (2)	7,883	2,481	23,730	5,643
Total operating expenses	10,800	9,936	30,360	20,074
Loss from operations	(11,938)	(11,457)	(33,148)	(23,753)
Other (expense) income, net:
Other (expense) income, net:	87	(338)	204	(323)
Interest income (expense)	(1,436)	(175)	(1,228)	(561)
Gain upon debt extinguishment	—	—	2,595	—
Change in fair value of convertible notes	(171)	—	(252)	(24)
Change in fair value of warrants	(144)	—	2,266	—
Total other (expense) income, net	(1,664)	(513)	3,585	(908)
Loss before provision for income taxes	(13,602)	(11,970)	(29,563)	(24,661)
Income tax benefit (expense)	—	—	—	—
Net loss	$(13,602)	$(11,970)	$(29,563)	$(24,661)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$1,325	$49	$3,456	$95
Sales and marketing	99	9	321	18
General and administrative	2,875	34	15,161	65
Total stock-based compensation expense	$4,299	$91	$18,938	$178

For the three months ended June 30, 2023 and 2022, $0.2 million and $0.01 million of stock-based compensation was capitalized as software costs, respectively. For the six months ended June 30, 2023 and 2022, $0.6 million and $0.02 million of stock-based compensation was capitalized as software costs, respectively.

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

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of membership	$910	$883	1,747	$1,693
General and administrative	726	607	1,488	1,235
Total depreciation and amortization expense	$1,636	$1,490	3,236	$2,927

Comparison of the three months and six months ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Revenue:	(in thousands)			(in thousands)
Fitness product	$224	$81	177%	$296	$258	15%
Membership	32	16	100%	56	28	100%
Training	60	—	100%	121	—	100%
Total revenue	316	97	226%	473	286	65%
Percentage of revenue
Fitness product	71%	84%		63%	90%
Membership	10%	16%		12%	10%
Training	19%	-		26%	-
Total	100%	100%		100%	100%

Three and Six Months Ended June 30, 2023 and 2022

Fitness product revenue increased $0.2 million or 177% and $0.03 million or 15% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. This increase was primarily attributable to increase in Studio with Lift installations.

Membership revenue increased $0.01 million or 100% and $0.02 million or 100% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The increase was primarily attributable to the year-over-year growth in our memberships and price increase from $39 to $49 effective in August 2022.

Training revenue increased $0.1 million or 100% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The increase was primarily attributable to launch of our Live 1:1 personal training services.

Cost of Revenue and Gross Loss

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Cost of Revenue:	(in thousands)			(in thousands)
Fitness product	$427	$729	(41%)	$1,169	$1,283	(9%)
Membership	939	503	87%	1,901	1,992	(5%)
Training	88	386	(77%)	191	690	(72%)
Total cost of revenue	1,454	1,618	(10%)	3,261	3,965	(18%)
Gross Loss:
Fitness product	(203)	(648)	(69%)	(873)	(1,025)	(15%)
Membership	(907)	(487)	86%	(1,845)	(1,964)	(6%)
Training	(28)	(386)	(93%)	(70)	(690)	(90%)
Total gross loss	(1,138)	(1,521)	(25%)	(2,788)	(3,679)	(24%)
Gross Margin:
Fitness product	(91%)	(800%)		(295%)	(397%)
Membership	(2,834%)	(3,044%)		(3,295%)	(7,014%)
Training	(47%)	(100%)		(58%)	(100%)
Total	(360%)	(1,568%)		(589%)	(1,286%)

Three months ended June 30, 2023 and 2022

Fitness product cost of revenue for the three months ended June 30, 2023 decreased $0.3 million, or 41%, compared to the three months ended June 30, 2022. The decrease is primarily due to a decrease in inventory valuation reserve.

Membership cost of revenue for the three months ended June 30, 2023 increased $0.4 million, or 87%, compared to the three months ended June 30, 2022. The increase is primarily related to capitalization of direct labor costs for developing video and live content for our customers for three months ended June 30, 2023 and 2022 of $0 million and $0.5 million, respectively.

Training cost of revenue for the three months ended June 30, 2023 decreased $0.3 million, or 77%, compared to the three months ended June 30, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Our gross loss decreased by $0.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to the decrease in personnel-related expenses from reduction in headcount.

Six months ended June 30, 2023 and 2022

Fitness product cost of revenue for the six months ended June 30, 2023 decreased $0.1 million, or 9%, compared to the six months ended June 30, 2022. The decrease is primarily due to a decrease in inventory valuation reserve.

Membership cost of revenue for the six months ended June 30, 2023 decreased $0.1 million, or 5%, compared to the six months ended June 30, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Training cost of revenue for the six months ended June 30, 2023 decreased $0.5 million, or 72%, compared to the six months ended June 30, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Our gross loss decreased by $0.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the decrease in personnel-related expenses from reduction in headcount.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Operating Expenses:	(in thousands)			(in thousands)
Research and development	$2,326	$5,463	(57%)	$5,439	$10,430	(48%)
Sales and marketing	591	1,992	(70%)	1,191	4,001	(70%)
General and adminstrative	7,883	2,481	218%	23,730	5,643	321%
Total operating expenses	10,800	9,936	9%	30,360	20,074	51%

Three and Six Months Ended June 30, 2023 and 2022

Research and Development

Research and development expense decreased $3.1 million or 57% and $5.0 million or 48% for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $3.0 million and $5.4 million, respectively, and a decrease in engineering of $1.4 million and $3.0 million, respectively partially offset by an increase of $1.3 million and $3.4 million in stock-based compensation expenses, respectively.

Sales and Marketing

Sales and marketing expense decreased $1.4 million or 70% and $2.8 million or 70% for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $1.0 million and $1.7 million, respectively, a decrease of $0.5 million and $1.2 million in advertising and marketing, respectively, and a decrease of $0.1 million and $0.2 million in rent expense, respectively, due to the closure of retail locations, partially offset by an increase of $0.1 million and $0.3 million in stock-based compensation expenses, respectively.

General and Administrative

General and administrative expense increased $5.4 million or 218% and $18.1 million or 321% for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively. The increase was due primarily to increases of $2.8 million and $15.1 million, respectively in stock-based compensation expenses, $0.4 million and $1.4 million in accounting and tax expenses, respectively, $0.3 million and $0.2 million in insurance, respectively, and $2.0 million and $2.1 million in digital marketing and advisory services, respectively, with the remaining difference due to change in other miscellaneous expenses.

Other (Expense) Income, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Other (expense) income, net	(in thousands)			(in thousands)
Other (expense) income, net:	$87	$(338)	NM	$204	$(323)	NM
Interest income (expense)	(1,436)	(175)	NM	(1,228)	(561)	NM
Gain upon debt extinguishment	—	—	NM	2,595	—	NM
Change in fair value of convertible notes	(171)	—	NM	(252)	(24)	NM
Change in fair value of warrants	(144)	—	NM	2,266	—	NM
Total other (expense) income, net	(1,664)	(513)	NM	3,585	(908)	NM

NM - Not meaningful

Three and Six Months Ended June 30, 2023 and 2022

Other (Expense) Income, net

The changes in other (expense) income was primarily attributable to changes in unrealized currency gains.

Interest Income (Expense)

Interest expense increased $1.2 million and $0.7 million for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively. The increase in interest expense was due to $1.3 million of amortization of debt discount on senior secured notes.

Gain on debt extinguishment

Forgiveness of debt of $2.6 million related to the third-party content provider for six months ended June 30, 2023.

Change in Fair Value of Convertible Notes, and Change in Fair Value of Warrants

Change in fair value of convertible notes and warrants for the three months and six months ended June 30, 2023 and 2022 were due to change in fair value of these financial instruments.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net Loss	$(13,602)	$(11,970)	$(29,563)	$(24,661)
Adjusted to exclude the following:
Total other expense (income), net	1,664	513	(990)	908
Income tax benefit (expense)	—	—	—	—
Depreciation and amortization expense	1,636	1,490	3,236	2,927
Stock-based compensation expense (1)	4,299	91	18,938	178
Vendor settlements (2)	—	—	(2,595)	—
IPO related expenses (3)	272	—	817	—
Adjusted EBITDA	$(5,731)	$(9,876)	$(10,157)	$(20,648)

(1)
Stock-based compensation of $0.2 million and $0.01 million and $0.6 million and $0.02 million was capitalized as software costs for the three months and six months ended June 30, 2023 and 2022.
(2)
Gain on forgiveness of debt of $2.6 million related to the third-party Content Provider.
(3)
Adjusts for IPO- readiness costs and expenses that do not qualify as equity issuance costs.

Liquidity and Capital Resources

Since our inception, we have sustained recurring losses and have relied on equity and debt funding from private investors and other third-parties (collectively “outside capital”) for our business operations and to execute our growth strategy. As a result, we incurred a net loss of $29.6 million during the six months ended June 30, 2023 and had an accumulated deficit of $145.1 million as of June 30, 2023. Our long-term success is dependent upon its ability to successfully develop, market, and deliver its revenue-generating products and services in a profitable manner. While management believes we can be successful in executing our growth strategy, no assurance can be provided we will be able to do so in a timely or profitable manner. As a result, we anticipate we will continue to rely on additional financing and outside capital, including in the near term, to fund our operations for the foreseeable future.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), our available liquidity was not sufficient to fund our operations over the next twelve months or meet our obligations as they become due, absent our ability to secure additional outside capital. While management plans to take action to address our liquidity needs, such as cost mitigation initiatives to reduce unnecessary costs, securing additional outside capital, and/or pursuing other strategic arrangements, no assurance can be provided that management’s actions will be sufficient to fund our operations, including over the next twelve months or meet our obligations as they become due.

In addition, as of June 30, 2023, we had loans outstanding from certain related parties (See Note 19) with an aggregate principal and interest amount owed of approximately $6.0 million. All of these loans matured prior to June 30, 2023, but their repayment has been temporarily waived. However, absent additional outside capital, we will be unable to repay these loans upon their maturity and, as such, the aggregate amounts owed have been classified as current debt in the accompanying consolidated balance sheet as of June 30, 2023.

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

The Company recognized losses equal to $0.3 million and $0.02 million for the six months ended June 30, 2023 and 2022, respectively, related to changes in fair value for the November 2022 Convertible Notes.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 565,144 shares of common stock.

Warrant Transactions

On November 13, 2022, the Company issued an aggregate 92,296 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. The fair value of the warrants was determined using a PWERM, in which the probability and timing of potential future events (such as a qualified equity financing prior to maturity) is considered in order to estimate the fair value of the warrants as of each valuation date

The Company recorded a change in fair value adjustment of $2.3 million and $0 million in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2023 and 2022, respectively.

In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

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

Due to the conversion of all outstanding preferred shares in the year ended December 31, 2022, there were no contingently redeemable securities classified outside of permanent stockholders’ equity as of June 30, 2023.

Cash Flows

Comparison of the six months ended June 30, 2023 and 2022

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(11,200)	$(23,104)
Net cash used in investing activities	(868)	(6,024)
Net cash provided by financing activities	13,687	36,774
Effect of exchange rate on cash	(442)	(79)
Net Change In Cash and Cash Equivalents	$1,177	$7,567

Operating Activities

Net cash used in operating activities of $11.2 million for the six months ended June 30, 2023, was primarily due to a net loss of $29.6 million offset by depreciation and amortization of $3.2 million, stock-based compensation of $18.9 million, amortization of debt discount $1.3 million and warrants issued to service providers $0.4 million, partially offset by gain on debt forgiveness of $2.6 million, change in the fair value of warrants of $2.2 million and an decrease in operating assets and liabilities of $1.4 million due to an decrease in accrued expenses and other current liabilities.

Net cash used in operating activities of $23.1 million for the six months ended June 30, 2022, was primarily due to a net loss of $24.6 million offset by depreciation and amortization of $2.9 million and decrease in operating assets and liabilities of $2.9 million primarily related to inventory purchases.

Investing Activities

Net cash used in investing activities of $0.8 million for the six months ended June 30, 2023 related to the acquisition of software and content and internal use software.

Net cash used in investing activities of $6.0 million for the six months ended June 30, 2022, was primarily related to the development of internal-use software, software and content to be sold and marketed and, and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $13.7 million for the six months ended June 30, 2023 was primarily related to $4.3 million of proceeds from the issuance of common stock in connection with the rights offering completed in February 2023 and $10.8 million net proceeds from issuance of common stock upon IPO, partially offset by payments of offering costs of $1.3 million.

Net cash provided by financing activities of $36.8 million for the six months ended June 30, 2022 was primarily related to proceeds from the issuance of preferred stock – Series A, convertible notes and common stock.

Contractual Obligations and Other Commitments

Lease Obligations

The following represents our minimum annual rental payments under operating leases for each of the next five years and thereafter as of June 30, 2023:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2023 (remaining)	39
2024	78
2025	78
2026	78
2027	78
Thereafter	33
Total	$384

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

A liability for total minimum commitment (the license fee) on a quarterly basis was recognized as a liability of $2.3 million as of December 31, 2022. In March 2023, both agreements with the Content Provider were terminated by mutual agreement and no payments remain due or payable thereunder and the liability was recognized as a gain on settlement for the six months ended June 30, 2023.

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

The Notes were in the aggregate amount of $477,290 and $449,750 for 353,532 and 299,832 shares as of June 30, 2023 and December 31, 2022, respectively. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of June 30, 2023, and are not recorded on the balance sheet.

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party (the “acqui-hire transaction”) that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 28,124 shares of common stock.

In March 2023, we issued warrants to unrelated third-party service providers in consideration for certain marketing communications services, which warrants are exercisable for a total number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the initial public offering price per share in our initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 49,996 shares of common stock.

In March 2023, we issued warrants to certain existing non-affiliate stockholders in lieu of future cash interest payments under our senior secured notes issued to such stockholders in connection with the Bridge Note Financing. Such warrants are exercisable for a number of shares of our common stock that is determined by dividing: (A) (i) in the case of the warrants issued to the lead noteholder, 67% of the aggregate principal amount of notes issued to such lead noteholder and; (ii) in the case of all other noteholders in the Bridge Note Financing, 60% of the aggregate principal amount of notes issued to such other noteholders by (B) (i) the initial public offering price per share or (ii) if the initial public offering is not consummated, by either (x) the price per share offered in a change of control transaction or (y) if a change of control transaction does not occur, the fair market value of our common stock as determined by an independent appraiser. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 163,121 shares of common stock.

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

During the six months ended June 30, 2023 and June 30, 2022 , the Company capitalized $1.2 million and $0.5 million, respectively, of software costs. During the six months ended June 30, 2023 and June 30, 2022, the Company capitalized $0.3 million and $2.7 million, respectively, of internal-use software.

As of June 30, 2023 and December 31, 2022, we had $3.0 million and $2.6 million of unamortized software costs, respectively. As of June 30, 2023 and December 31, 2022, we had $3.2 million and $3.8 million of unamortized internal-use software costs, respectively.

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

Our business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, we have not recognized an impairment with regards to the carrying value of our content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $3.4 million as of June 30, 2023.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for our convertible notes. In accordance with ASC Topic 825, we record these convertible notes at fair value with changes in fair value recorded as a component of other expense, net in the consolidated statement of operations and comprehensive income (loss). As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. We concluded that it was appropriate to apply the fair value option as they are liabilities that are not, in whole or in part, classified as a component of members’ deficit. In addition, the convertible notes meet other applicable criteria for electing fair value option under ASC Topic 825. In May 2023, upon closing of the Company's IPO, the convertible notes were converted into an aggregate of 565,144 shares of common stock.

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

Stock-based compensation expense is classified in the accompanying consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient's service payments are classified. For the six months ended June 30, 2023, the Company recognized an additional stock- based compensation expense of $0.5 million as a result of a modification related to accelerated option vesting and repricing of options. There were no modifications during the six months ended June 30, 2022.

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

Common Stock Valuations

Historically, for all periods prior to our IPO, as there was no public market for our common stock prior to such date, the estimated fair value of our common stock has been determined by our board of directors, with input from management, as of the date of each award grant, considering our most recently available independent third- party valuations of common stock and any additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the date of each award grant. The independent third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately- Held-Company Equity Securities Issued as Compensation. We determined that based on our stage of development and other relevant factors, it was most appropriate to prepare our common stock valuations using the option-pricing method, or OPM, which used a market approach to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

The assumptions underlying these valuations were highly complex and subjective and represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different.

Given the absence of a public trading market, our board of directors, with input from management, considered numerous objective and subjective factors to determine the fair value of common stock. The factors included, but were not limited to:

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
•
the economy in general.

As a public market for our common stock has been established in connection with the completion of our IPO, it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock is based on the quoted market price of our common stock.

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

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable we have early adopted certain standards as described in Note 2 of our condensed financial statements included elsewhere in this report. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

In preparing our financial statements as of and for the six months ended June 30, 2023 and June 30, 2022, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the six months ended June 30, 2023, as we expect to implement new software in 2023. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of June 30, 2023, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of our initial public offering.

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

Part II - Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings please refer to Note 13 - Commitments and Contingencies in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our business, financial condition, or results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the following risks are realized, in whole or in part, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and stockholders could lose part or all of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and prospects.

In addition to the risks set forth below, the risks described in "Risk Factors" in our Form 10-Q for the quarter ended March 31, 2023 could materially and adversely affect our business, financial condition, and results of operations, and cause the trading price of our common stock to decline. Our business, financial condition, and results of operations may also be materially and adversely affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our historical financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section in our Form 10-Q for the quarter March 31, 2023 remain current in all material respects, except for the following additional or updated risk factors identified in the three months ended June 30, 2023.

We have incurred operating losses in the past, expect to incur operating losses in the future, and may not achieve profitability, or, if we achieve profitability, be able to maintain it in the future.

We have incurred operating losses each year since our inception, including net losses of $29.6 million and $24.7 million for six months ended June 30, 2023 and June 30, 2022, respectively, and expect to continue to incur net losses for the foreseeable future. We had an accumulated deficit of $145.1 million at June 30, 2023. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in technology and engineering, expand our operating and retail infrastructure, add training and fitness programs, classes, content, and software features to our streaming platform, expand into new geographies, and invest in new or complementary products, equipment, accessories, content, and services for our immersive, customizable, and digital fitness platform, which include the Forme Studio, Forme Studio Lift, accompanying accessories, and our coaching services which we collectively refer to as the “Forme platform.” Further, as a public company, we have incurred, and will continue to incur substantial additional legal, accounting, and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we may not be able to increase our revenue to offset any increase in our expenses. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve or maintain profitability.

Our negative cash flows from operations, history of losses, and significant accumulated deficit raise substantial doubt about our ability to continue as a “going concern.”

Our negative cash flows from operations and our history of losses, as well as our significant accumulated deficit, raise substantial doubt about our ability to continue as a “going concern.” Since inception, we have sustained recurring losses and have relied on funding from private investors and other third parties to finance our operations. We have historically generated losses from our operations as reflected in our accumulated deficit of $145.1 million as of June 30, 2023 and negative cash flows from operating activities. In addition, as of June 30, 2023, we had loans outstanding with an aggregate principal and interest amount owed of approximately $6.0 million. All of these loans matured prior to June 30, 2023, but their repayment has been temporarily waived. In addition, in March 2023, we issued approximately $2.0 million in senior secured notes in connection with the Bridge Note Financing, which senior secured notes were repaid in May 2023. Due to our history of losses from operations, negative cash flows from operations, and a significant accumulated deficit, our management concluded that there is substantial doubt about our ability to continue as a going concern. In our accompanying financial statements, our independent auditor included an emphasis of matter paragraph regarding the substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our becoming profitable in the future or obtaining the necessary capital to meet our obligations. Our determination of substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity securities, debt financing, or otherwise. There can be no assurance that any such issuance of equity securities, debt financing, or other means of financing will be available in the future, or the terms of any such financing will be acceptable to us. Further, there can be no assurance that we will ever become profitable or continue as a going concern. See “— Risks Related to Financial, Accounting, and Tax Matters — We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.”

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
•
our ability raise additional capital sufficient to fund our operations and execute our growth strategy;

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

•
costs and expenses associated with any potential acquisitions or strategic partnerships or initiatives;

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

Our Forme Studio equipment is sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a decline in our revenue derived from our Forme Studio equipment, which may have a material adverse effect on our business, financial condition, and results of operations. Sales of our Forme Studio equipment currently account for substantially all of our revenue, accounting for approximately 99% of revenue in 2021 and 78% of revenue in 2022 and 63% of revenue for the six months ended June 2023. As a result, any meaningful decline in sales of our Forme Studio equipment would materially and adversely affect our business, financial condition, and results of operations.

Beneficial owners of over 10% of our common stock collectively hold over 42.08% of our common stock as of June 30, 2023. As a result, such holders will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

Beneficial owners of over 10% of our common stock collectively held approximately 42.08% of our common stock as of June 30, 2023. As such, each of such holders has the ability to substantially influence us through this ownership positions, and could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. For example, if some or all such 10% holders were to act together with a small number of our other large stockholders, they would be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of such holder’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

The interests of our significant stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and each may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. So long as such holders continue to own a significant portion of our outstanding voting securities, they will continue to have considerable influence in all matters that are subject to approval by our stockholders and will be able to strongly influence our other decisions.

Risks Related to Financial, Accounting, and Tax Matters

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.

We will need to raise additional funds in the future, including in the short term and long term. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from sales of our redeemable convertible preferred stock, the sale of SAFE notes, and the issuance of convertible notes, as well as from promissory notes. Certain of our outstanding promissory notes provides for a security interest on our assets. If we were to default on such promissory notes or any other secured debt instrument and such default is not waived, any secured collateral would become subject to liens or risk of forfeiture. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include security interests on our assets, negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, limit our production activities, or implement other cost reduction measures, including personnel costs. For example, partially as a result of economic headwinds, we reduced our headcount in July of 2022 by approximately 26% of our full-time employee base at the time and in December of 2022, we had a subsequent headcount reduction comprising approximately 50% of our full-time employee base at the time. Further, if we are unable to secure additional financing when needed, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities, or respond to competitive pressures, which could negatively impact our business, financial condition, and results of operations.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the six months ended June 30, 2023 and June 30, 2022, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

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

To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures, and controls may not be adequate to support our future operations. In addition, in connection with operating as a public company, we have incurred, and expect to continue to incur, additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods. Any failure to successfully implement systems enhancements and improvements will likely have a negative impact on our ability to manage our expected growth as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies.

Risks Related to Our Common Stock

Our share price and trading volume have been, and are likely to continue to be, volatile and an active trading market for our common stock may not develop or be sustained and stockholders may not be able to sell their shares at or above the price paid for such shares, or at all.

There was no public market for our common stock prior to our IPO. Although our common stock is currently listed on Nasdaq, an active market in our common stock may not develop or, if it does develop, it may not be sustainable or liquid enough for stockholders to sell their shares at or above the purchase price paid for such shares, or at all. Our common stock is currently trading well below the IPO price per share.

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
•
our ability to raise additional capital sufficient to fund our operations and to execute our growth strategy;
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

Our common stock may be subject to extreme, rapid, and substantial volatility that is seemingly unrelated to the underlying performance of our business. Recently, companies with comparable public floats and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, our limited public float may amplify the impact of the actions taken by a few stockholders on the price of our common stock, which may cause our stock price to deviate, potentially significantly, from a price that more appropriately reflects the underlying performance of our business. In addition, our limited operating history and the ownership concentration among our directors, officers, and stockholders owning 5% or more of common stock may exacerbate the risk of stock price volatility with respect to our offering. Should our common stock experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, prospective investors may have difficulty assessing the rapidly changing value of our common stock. In addition, our common stock is currently trading well below our IPO price per share. Investors in our common stock may experience losses, which may be material.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The price of our common stock has declined significantly since our IPO. If we do retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii)

a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Substantial future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. All of the common stock sold in our IPO, as well as the shares registered for resale under the registration statement filed in connection with our IPO, are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended (the “Securities Act”), subject to restrictions applicable to shares held by affiliates. Subject to the restrictions under Rule 144 and 701 under the Securities Act, common stock outstanding after our IPO will be eligible for resale upon the expiration of lock-up agreements or other contractual restrictions.
We, all of our directors and executive officers, and the holders of a majority of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the closing of our IPO, including holders of ten percent (10%) or more of such securities, have agreed with the underwriter, subject to certain exceptions, not to offer for sale, sell, pledge, lend, or otherwise dispose of, or hedge, any common stock or securities convertible into or exchangeable for common stock during the period from the date of the prospectus related to our IPO continuing through 540 days after the date of the prospectus related to our IPO (the “Restricted Period”).

As a result of these contractual lock-up agreements and the provisions of Rules 144 and 701 under the Securities Act, these shares of common stock will be available for sale in the public market beginning 540 days after the date of the prospectus related to our IPO, subject in some cases to restrictions in award agreements and contractual obligations with us or the volume and other restrictions of Rule 144.

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

We may invest or spend the proceeds of our IPO in ways with which our stockholders may not agree or in ways which may not yield a return.

Our management has considerable discretion in the application of the net proceeds of our IPO. The net proceeds may be used for corporate purposes that do not increase the value of our business, which could cause our share price to decline. The failure by our management to apply these funds effectively could also harm our business. Pending their use, we may invest the net proceeds from our IPO in short-term, interest-bearing, investment-grade instruments, certificates of deposit, or direct or guaranteed obligations of the U.S. government. These investments may not yield a favorable return to our investors. If we do not use the net proceeds that we receive in our IPO effectively, our business, financial condition, and results of operations could be harmed.

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

General Risk Factors

If we acquire businesses, enter into licensing arrangements, or make investments in other companies or technologies, it may disrupt our business, create integration issues, impair our results of operations, dilute our stockholders’ ownership, cause us to incur debt, divert management resources, or cause us to incur significant expense

We may pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements, that we believe will complement our products or technologies. For example, in August 2023, the Company executed a non-binding letter of intent relating to a proposed business acquisition of a privately held fitness hardware company, although there can be no assurance that a definitive agreement will be executed or that the proposed acquisition will be consummated on the terms set forth in the letter of intent or at all. We also may pursue strategic alliances that leverage our core technologies and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, or materially impact our stock price, including:

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
•
assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired products or technology;
•
inability to generate sufficient revenue to offset acquisition costs;
•
market or investor reaction to, or perception of, the anticipated benefits, costs, or other consequences of any proposed or consummated acquisition;
•
the incurrence of significant costs and diversion of management resources in connection with any potential acquisition, irrespective of whether an acquisition is successfully completed;
•
the dilutive effect on our common stock as a result of any acquisitions financed through the issuance of equity; and
•
inability to successfully complete transactions with a suitable acquisition candidate; and in the event of international acquisitions, risks associated with accounting and business practices or regulatory requirements that are different from applicable U.S. practices and requirements.

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

To finance any acquisitions or investments, we may choose to issue equity or equity-linked securities as consideration, which could dilute the ownership of our stockholders, including materially. If the price of our common stock is low or volatile, we may not be able to acquire other companies for equity or equity-linked consideration. In addition, newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. Additional funds for acquisitions also may not be available on terms that are favorable to us, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

(1) During the three months ended June 30, 2023, we granted options to purchase 104,802 shares at exercise price of $8.00 per share to a total of 2 directors under the 2023 Plan.

(2) In May 2023, we issued: (i)175,970 shares of our common stock upon the automatic deemed net exercise of warrants outstanding as of December 31, 2022; (ii) 565,144 shares of our common stock upon the automatic conversion of convertible notes outstanding as of December 31, 2022; and (iii)163,121 shares of our common stock upon the automatic deemed net exercise of warrants issued in connection with a bridge note financing, all of which were auto-converted or auto-net exercised, as applicable, based on the IPO price of $8.00 per share

The offers, sales and issuances of the securities described in paragraph (1) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were employees, directors or bona fide consultants of the registrant and received the securities under the registrant's equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about the registrant. The offers, sales and issuances of the securities described in paragraph (2) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an institutional accredited investor within the meaning of Rule 501(a) of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about the registrant. No underwriter was involved in these transactions.

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2023, no such plans or arrangements were adopted or terminated, including by modification.

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

4.2†

Amended and Restated Investors’ Rights Agreement, dated March 10, 2022, by and among the Registrant and the investor signatories thereto, as amended by the Amendment Agreement dated December 19, 2022 (incorporated by reference from Exhibit 4.2 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

4.3

Form of Underwriter Warrant (incorporated by reference from Exhibit 4.3 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

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

10.4#	Executive Severance Plan (incorporated by reference from Exhibit 10.5 to the registrant’s registration statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

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

10.7†

Note Purchase Agreement and Form of Note, dated of June 6, 2023 by and among Interactive Strength Inc, THLWY LLC, a Wyoming limited liability company) and the additional lender parties listed therein (incorporated by reference from Exhibit 10.10 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on June 9, 2023).

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

INTERACTIVE STRENGTH INC.

Date: August 14, 2023	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2023	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)