Form 10-Q
period 2023-09-30
Interactive Strength, Inc.
filed 2023-11-14
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2023, the registrant had 14,313,185 shares of common stock, $0.0001 par value per share, outstanding.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$30	$226
Accounts receivable, net of allowances	7	—
Inventories, net	1,443	4,567
Vendor deposits	3,280	3,603
Prepaid expenses and other current assets	962	1,426
Total current assets	5,722	9,822
Property and equipment, net	583	1,326
Right-of-use-assets	296	110
Intangible assets, net	2,866	3,834
Long-term inventories, net	3,121	—
Deferred offering costs	—	2,337
Other assets	5,683	7,018
Total Assets	$18,271	$24,447
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,921	$7,743
Accrued expenses and other current liabilities	1,951	5,304
Operating lease liability, current portion	53	106
Deferred revenue	66	29
Loan payable	6,266	6,708
Senior secured notes	1,038	—
Income tax payable	7	7
Convertible note payable	—	4,270
Total current liabilities	18,302	24,167
Operating lease liability, net of current portion	243	9
Warrant liabilities	—	3,004
Total liabilities	$18,545	$27,180
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, par value $0.0001; 900,000,000 and 369,950,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 14,178,514 and 2,450,922 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	7	4
Additional paid-in capital	154,942	112,436
Accumulated other comprehensive income	286	365
Accumulated deficit	(155,509)	(115,538)
Total stockholders' equity (deficit)	(274)	(2,733)
Total liabilities and stockholders' equity (deficit)	$18,271	$24,447

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Fitness product revenue	$206	$144	$502	$402
Membership revenue	38	25	94	53
Training revenue	62	32	183	32
Total revenue	306	201	779	487
Cost of revenue:
Cost of fitness product revenue	(360)	(764)	(1,529)	(2,047)
Cost of membership	(960)	(1,545)	(2,861)	(3,537)
Cost of training	(109)	(387)	(300)	(1,077)
Total cost of revenue	(1,429)	(2,696)	(4,690)	(6,661)
Gross loss	(1,123)	(2,495)	(3,911)	(6,174)
Operating expenses:
Research and development	2,357	4,854	7,796	15,284
Sales and marketing	282	1,193	1,473	5,194
General and administrative	6,313	6,131	30,043	11,774
Total operating expenses	8,952	12,178	39,312	32,252
Loss from operations	(10,075)	(14,673)	(43,223)	(38,426)
Other income (expense), net:
Other income (expense), net	(179)	(417)	25	(740)
Interest (expense)	(154)	(187)	(1,382)	(748)
Gain upon debt forgiveness	—	523	2,595	523
Change in fair value of convertible notes	—	—	(252)	(24)
Change in fair value of warrants	—	—	2,266	—
Total other income (expense), net	(333)	(81)	3,252	(989)
Loss before provision for income taxes	(10,408)	(14,754)	(39,971)	(39,415)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(10,408)	$(14,754)	$(39,971)	$(39,415)
Net loss per share - basic and diluted	$(0.73)	$(30.16)	$(3.40)	$(93.10)
Weighted average common stock outstanding—basic and diluted	14,186,222	489,132	11,750,907	423,362

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(10,408)	$(14,754)	$(39,971)	$(39,415)
Other comprehensive loss:
Foreign currency translation (loss) gain	172	441	(79)	931
Total comprehensive loss	$(10,236)	$(14,313)	$(40,050)	$(38,484)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Series Seed 0 - 10		Convertible Preferred Stock Series A		Series A-1		Series A-2		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	42,999	$7,594	86,703	$19,535	10,208	$2,604	—	$—	—	$—	181,362	$3	31,703	$—	$37,806	$(159)	$(57,313)	$(19,663)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	267,384	3	—	—	2,060	—	—	2,063
Issuance of Series A-2 preferred stock upon conversion of convertible notes	—	—	—	—	—	—	124,313	5,926	—	—	—	—	—	—	—	—	—	—
Issuance of Series A-2 preferred stock, net of issuance costs of $66	—	—	—	—	—	—	631,292	30,028	—	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	501	—	8	—	—	8
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	97	—	—	97
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,691)	(12,691)
Balances at March 31, 2022	42,999	$7,594	86,703	$19,535	10,208	$2,604	755,605	$35,954	—	$—	448,746	$6	32,204	$—	$39,971	$8	$(70,004)	$(30,019)
Issuance of Series A-2 preferred stock, net of issuance costs of $27	—	—	—	—	—	—	—	(27)	—	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100	—	—	100
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	323	—	323
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,970)	(11,970)
Balances at June 30, 2022	42,999	7,594	86,703	19,535	10,208	2,604	755,605	35,927	—	—	448,746	6	32,204	—	40,073	331	(81,974)	(41,564)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	8	(3)	—	—	—	—	—	(3)
Issuance of Series A-2 preferred stock, net of issuance costs of $4	—	—	—	—	—	—	1	(4)	—	—	—	—	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	57	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,754	—	—	3,754
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	441	—	441
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,754)	(14,754)
Balances at September 30, 2022	42,999	7,594	86,703	19,535	10,208	2,604	755,606	35,923	—	—	448,754	3	32,261	—	43,830	772	(96,728)	(52,122)

	Series Seed 0 - 10		Convertible Preferred Stock Series A		Series A-1		Series A-2		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	2,416,698	4	34,224	$—	112,436	365	(115,538)	(2,733)
Issuance of Common stock	—	—	—	—	—	—	—	—	8,676,924	3	—	—	—	—	4,449	—	—	4,452
Issuance of Common stock upon conversion of Class A Common Stock	—	—	—	—	—	—	—	—	2,416,698	4	(2,416,698)	(4)	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	646,433	—	14	—	—	14
Issuance of Common stock upon conversion of Class B Common Stock	—	—	—	—	—	—	—	—	680,657	—	—	—	(680,657)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,057	—	—	15,057
Net exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	323	—	—	323
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,961)	(15,961)
Balances at March 31, 2023	—	$—	—	$—	—	$—	—	$—	11,774,279	$7	—	$—	—	$—	$132,279	$250	$(131,499)	$1,037
Initial public offering, net of issuance cost of $1.2 million	—	—	—	—	—	—	—	—	1,500,000	—	—	—	—	—	10,820	—	—	10,820
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	565,144	—	—	—	—	—	4,521	—	—	4,521
Exercise of stock warrants	—	—	—	—	—	—	—	—	339,091	—	—	—	—	—	2,468	—	—	2,468
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,510	—	—	4,510
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,602)	(13,602)
Balances at June 30, 2023	—	$—	—	$—	—	$—	—	$—	14,178,514	$7	—	$—	—	$—	$149,991	$114	$(145,101)	$5,011
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,951	—	—	4,951
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	172	—	172
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,408)	(10,408)
Balances at September 30, 2023	—	$—	—	$—	—	$—	—	$—	14,178,514	$7	—	$—	—	$—	$154,942	$286	$(155,509)	$(274)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(39,971)	$(39,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	64	821
Depreciation	743	932
Amortization	4,188	3,735
Non-cash lease expense	66	—
Inventory valuation loss	261	1,106
Stock-based compensation	23,773	3,951
Gain upon debt forgiveness	(2,595)	(523)
Interest expense	77	746
Amortization of debt discount	1,305	—
Change in fair value of convertible notes	252	24
Warrants issued to service providers	442	—
Change in fair value of warrants	(2,266)	—
Changes in operating assets and liabilities
Accounts receivable	(7)	—
Inventories	(442)	(2,806)
Prepaid expenses and other current assets	464	(721)
Vendor deposits	323	316
Deferred offering costs	—	(1,123)
Long-term inventories	—	(313)
Other assets	(10)	(1)
Accounts payable	585	1,642
Accrued expenses and other current liabilities	(780)	2,141
Deferred revenue	37	(4)
Operating lease liabilities	(70)	—
Net cash used in operating activities	(13,561)	(29,492)
Cash Flows From Investing Activities:
Purchase of property and equipment	—	(501)
Acquisition of internal use software	(349)	(2,744)
Acquisition of software and content	(797)	(4,958)
Net cash used in investing activities	(1,146)	(8,203)
Cash Flows From Financing Activities:
Proceeds from issuance of related party loans	465	14
Payments of related party loans	(483)	(1,178)
Proceeds from issuance of common stock upon initial public offering, net of offering costs	10,820	—
Payments of offering costs	(1,453)	—
Proceeds from senior secured notes	3,030	—
Payments of senior secured notes	(2,000)	—
Proceeds from issuance of Preferred Stock - Series A, net of issuance costs	—	29,997
Proceeds from issuance of convertible notes	—	5,902
Proceeds from the issuance of common stock A	4,247	2,060
Proceeds from the exercise of common stock options	30	6
Repayment Bounce Back Loan	—	(69)
Net cash provided by financing activities	14,656	36,732
Effect of exchange rate on cash	(145)	(74)
Net Change In Cash and Cash Equivalents	(196)	(1,037)
Cash and restricted cash at beginning of year	226	1,697
Cash and restricted cash at end of year	$30	$660
Supplemental Disclosure Of Cash Flow Information:
Property & equipment in AP	18	175
Inventories in AP and accrued	815	783
Issuance of Series A preferred stock in connection with convertible notes payable	—	5,926
Offering costs in AP and accrued	3,155	—
Exercise of stock warrants	2,468	—
Right-of-use assets obtained in exchange for new operating lease liabilities	313	—
Conversion of convertible notes into common stock	4,521	—
Decrease in right-of-use asset and operating lease liabilities due to lease termination	61	—
Issuance of Common Stock from Rights Offering	202	—
Net exercise of options	323	—
Stock-based compensation capitalized in software	745	—

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

Initial Public Offering

In May 2023, the Company closed its initial public offering ("IPO") in which we issued and sold 1.5 million shares of common stock at a public offering price of $8.00 per share and excluding shares sold in the IPO by certain of our existing stockholders. Total proceeds, after deducting underwriting commissions of $1.2 million and other offering expenses of $4.6 million, was $6.2 million.

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

Liquidity and Going Concern

Since its inception, the Company has sustained recurring losses and has relied on funding from private investors and other third-parties (collectively “outside capital”) to execute the Company’s growth strategy. As a result, the Company incurred a net loss of $40.0 million during the nine months ended September 30, 2023 and had an accumulated deficit of $155.5 million as of September 30, 2023. The Company’s long-term success is dependent upon its ability to successfully develop, market, and deliver its revenue-generating products and services in a profitable manner. While management believes the Company can be successful in executing its growth strategy, no assurance can be provided it will be able to do so in a timely or profitable manner. As a result, the Company anticipates it will continue to rely on outside capital to fund the Company’s operations for the foreseeable future.

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

As of September 30, 2023, the Company had $1.0 million of senior secured notes outstanding with THLWY, LLC (see Note 10).

In addition, as of September 30, 2023, the Company had loans outstanding from certain related parties (See Note 19) with an aggregate principal and interest amount owed of approximately $6.3 million. All of these loans matured prior to September 30, 2023, but their repayment has been temporarily waived. However, absent additional outside capital, the Company will be unable to repay these loans upon their maturity and, as such, the aggregate amounts owed have been classified as current debt in the accompanying condensed consolidated balance sheet as of September 30, 2023.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2022 and 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive (loss) for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statement of redeemable convertible preferred stock and stockholders' equity (deficit) as of September 30, 2023 and condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2023 and 2022 are unaudited. The results for the nine months ended September 30, 2023, are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of September 30, 2023 and 2022, substantially all of the Company’s long-lived assets are held in the United States.

Cash

Cash consists of cash on deposit in banks.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. As of September 30, 2023, the Company incurred offering costs amounting to $4.6 million through the IPO and subsequently classified the costs to additional paid in capital.

Property and Equipment

Property and equipment purchased by the Company are stated at cost less accumulated depreciation. Major updates and improvements are capitalized, while charges for repairs and maintenance which do not improve or extend the lives of the respective asset, are expensed as incurred. The Company capitalizes the cost of pre-production tooling which it owns under a supply arrangement. Pre-production tooling, including the related engineering costs the Company will not own or will not use in producing products under long-term supply arrangements, are expensed as incurred.

Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Pre-production tooling	2 – 5 years
Machinery and equipment	2 – 10 years
Furniture and fixtures	3 – 5 years
Leasehold improvements	Lesser of lease term or estimated useful life

Inventories, net

Inventories, which are comprised of finished goods, are stated at the lower of cost or net realizable value, with cost determined using actual costs. The Company maintains inventory in a third-party warehouse. Reserves are established to reduce the cost of inventories to their estimated net realizable value and are reflected in cost of revenues in the consolidated statement of operations. The Company assessed the obsolescence reserve by evaluating factors such as inventory levels, historical sales, and the remaining life of its products. Inventory losses are written-off against the reserve. Inventory not expected to be sold in the next twelve months is classified as long-term in the accompanying condensed, consolidated balance sheets.

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

The Company’s business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, the Company has recognized one impairment with regards to the carrying value of its content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $2.9 million and $4.4 million as of September 30, 2023 and December 31, 2022, respectively.

Identifiable Intangible Assets

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life is three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the quarter ended September 30, 2023.

During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company capitalized $0.5 million and $2.7 million, respectively, of internal use software.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Internal-use software	3 years

Music Royalty Fees

The Company recognizes music royalty fees as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of such royalties is primarily driven by the number of paid subscribers each month and it is classified as cost of membership and training within the Company’s statement of operations. The Company’s license agreements with music rights holders generally include provisions for advance royalties as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the agreement. As of September 30, 2023 and December 31, 2022 there were no music guarantee-related prepaids, respectively.

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

Accounting Pronouncements Recently Adopted ASU 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“Topic 842”), and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification of the underlying lease as either finance or operating. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted this accounting standard as of January 1, 2022. Financial positions for reporting periods beginning on or after January 1, 2022 are presented under the new guidance, while prior periods are not adjusted and continue to be reported in accordance with previous guidance.

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

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecasted. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company adopted ASU 2019-12 effective January 1, 2022, using the modified retrospective method. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in the Company’s condensed consolidated statements of operations and comprehensive (loss).

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

Amounts paid for payment processing fees for credit card sales for Connected Fitness Products are included as a reduction to fitness product revenue in the Company’s condensed consolidated statements of operations and comprehensive (loss).

Membership

The Company’s memberships provide unlimited access to content in its library of on-demand fitness classes. The Company’s memberships are offered on a month-to-month basis.

Amounts paid for membership fees are included within deferred revenue on the Company’s condensed consolidated balance sheets and recognized ratably over the membership term. The Company records payment processing fees for its monthly membership charges within cost of membership and training in the Company’s condensed consolidated statements of operations and comprehensive (loss).

Training

The Company’s training services are personal training services delivered through the Connected Fitness Products and third-party mobile devices. Training revenue is recognized at the time of delivery.

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

4.
Inventories, net

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Finished products	$1,443	$4,567
Finished products - LT	3,121	—
Total inventories, net	$4,564	$4,567

Finished products - LT represents inventory not expected to be sold in the next twelve months.

5.
Property and Equipment, net

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Pre-production tooling	$3,094	$3,094
Machinery and equipment	125	125
Leasehold improvements	113	113
Furniture and fixtures	25	25
Software and technology development asset	13	13
Total	3,370	3,370
Less: Accumulated depreciation	(2,787)	(2,044)
Total property and equipment, net	$583	$1,326

Depreciation expense amounted to $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

6.
Intangible Assets, net

Identifiable intangible assets, net consist of the following:

	As of September 30,			As of December 31,
	2023			2022
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-Use Software	$6,346	$(3,480)	$2,866	$5,827	$(1,993)	$3,834
Total identifiable intangible assets	$6,346	$(3,480)	$2,866	$5,827	$(1,993)	$3,834

Amortization expense amounted to $0.5 million for each of the three months ended September 30, 2023 and 2022, and $1.5 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

As of September 30, 2023, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2023 (remaining)	530
2024	1,689
2025	554
2026	93
2027	—
Total	$2,866

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Security deposit	66	146
Prepaid licenses	133	45
Research and development tax credit	266	750
Other receivables	178	178
Insurance	248	14
Other prepaid	71	293
Total prepaid expenses and other current assets	$962	$1,426

8.
Other Assets, net

Other assets consisted of the following:

	As of September 30,			As of December 31,
	2023			2022
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,589	$(3,721)	$2,868	$6,589	$(2,185)	$4,404
Capitalized software	$5,370	$(2,555)	$2,815	$3,996	$(1,391)	$2,605
Other	$—	$—	$—	$9	$—	$9
Total other assets	$11,959	$(6,276)	$5,683	$10,594	$(3,576)	$7,018

Amortization expense amounted to $0.9 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.7 million and $2.7 million for each of the nine months ended September 30, 2023 and 2022.

9.
Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued bonus	$25	$145
Accrued payroll	58	193
Accrued PTO	21	188
Accrued offering costs	500	1,490
Accrued licenses	—	2,250
Accrued royalties	204	195
Accrued professional fees	953	—
Customer deposits	52	517
Other accrued expenses and current liabilities	138	326
Total accrued expenses and other current liabilities	$1,951	$5,304

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

The Company recognized losses equal to $0.3 million for the nine months ended September 30, 2023 related to changes in fair value for the November 2022 Convertible Notes, and $0.02 million for the nine months ended September 30, 2022, related to changes in fair value for the 2022 Convertible Notes.

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

The Company recognized losses equal to $0.3 million for the nine months ended September 30, 2023 related to changes in fair value for the November 2022 Convertible Notes, and $0.02 million for the nine months ended September 30, 2022, related to changes in fair value for the 2022 Convertible Notes.

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

Note Purchase Agreement

In June 2023, the Company entered into a note purchase agreement with THLWY, LLC (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 at their sole discretion. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The June 2023 Notes will mature on June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. As of September 30, 2023, $1.0 million of the senior secured notes have been issued. Additional senior secured notes may become available at the sole discretion of THLWY, LLC. As of September 30, 2023, the Company defaulted on the payment of interest due on the June 2023 Notes. On November 3, 2023, THLWY, LLC waived their rights to seek remedies resulting from an event of default. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was less than $0.1 million for the nine months ended September 30, 2023.

11.
Warrants

Class A Common Stock Warrants

On November 13, 2022, the Company issued an aggregate 92,296 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. Each warrant has a strike price of $0.01 per share and has a contractual term of ten years. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The fair value of the warrants issued in 2022 was recorded as a liability on the Balance Sheet and expensed to other (expense) income, net on the Statement of Operations and Comprehensive Loss, at the time of issuance. The Company recognized a gain equal to $2.3 million for the nine months ended September 30, 2023, related to changes in fair value for the warrants issued in November 2022. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to September 30, 2023:

Class A Common Stock Warrants
Outstanding as of December 31, 2022	92,296
Warrants issued	—
Warrants exercised	(92,296)
Outstanding as of September 30, 2023	-

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

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to September 30, 2023:

Class B Common Stock Warrants
Outstanding as of December 31, 2022	5,753
Warrants issued	—
Warrants exercised	(5,753)
Outstanding as of September 30, 2023	-

Service Providers Stock Warrants

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 28,124 shares of common stock

In March 2023, we issued warrants to unrelated third-party service providers in consideration for certain marketing communications services, which warrants are exercisable for a total number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the initial public offering price per share in our initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 49,996 shares of common stock.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to September 30, 2023:

Service Providers Stock Warrants
Outstanding as of December 31, 2022	-
Warrants issued	78,120
Warrants exercised	(78,120)
Outstanding as of September 30, 2023	-

Senior Secured Notes Stock Warrants

In March 2023, we issued warrants to certain existing affiliate and non-affiliate stockholders in lieu of future cash interest payments under our senior secured notes issued to such stockholders in connection with a note financing. The fair value of the warrants of $1.3 million was recorded as debt discount on the senior secured notes of $2.0 million. The debt discount was amortized into interest expense over life of the senior secured notes. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 163,121 shares of common stock.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to September 30, 2023:

Senior Secured Notes Stock Warrants
Outstanding as of December 31, 2022	-
Warrants issued	163,121
Warrants exercised	(163,121)
Outstanding as of September 30, 2023	-

12.
Fair Value Measurements

The Company’s financial instruments consist of its convertible notes and warrants.

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2023, and no assets measured at fair value on a recurring basis as of December 31, 2022. Liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows:

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Convertible notes	—	—	4,270	4,270
Warrants	—	—	3,004	3,004
Total	$—	$—	$7,274	$7,274

During the nine months ended September 30, 2023, there were no transfers between Level 1 and Level 2, nor into and out of Level 3.

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023:

(in thousands)	Convertible Notes
Fair value at December 31, 2022	$4,270
Issuance of convertible notes	—
Change in estimated fair value of financial instruments	252
Conversion of convertible notes into common stock	(4,521)
Fair value at September 30, 2023	$—

(in thousands)	Warrants
Fair value at December 31, 2022	$3,004
Issuance of warrants	—
Change in estimated fair value of financial instruments	(2,266)
Exercise of stock warrants	(738)
Fair value at September 30, 2023	$—

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2022:

(in thousands)	Convertible Notes
Fair value at December 31, 2021	—
Issuance of convertible notes	5,902
Change in estimated fair value of financial instruments	24
Conversion of convertible notes into Series A preferred stock	(5,926)
Fair value at September 30, 2022	$—

Convertible Notes

As further described in Note 10, the Company entered into several convertible note arrangements with certain investors during 2022. The Company recorded the liability related to the convertible notes at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements.

The Company recorded a change in fair value adjustment of $0.3 million for the nine months ended September 30, 2023 related to the November 2022 Convertible Notes, and $0.02 million for the nine months ended September 30, 2022 related to the 2022 Convertible Notes in the condensed consolidated statement of operations and comprehensive loss.

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

The Company recorded a change in fair value adjustment of $2.3 million and $0 million in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2023 and 2022, respectively.

In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

13.
Commitments and Contingencies

Lease Obligations

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2023 (remaining)	20
2024	78
2025	78
2026	78
2027	78
Thereafter	33
Total	$365

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5.0 million and 1% of cumulative net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of September 30, 2023.

Legal Proceedings

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.
Stockholders’ Deficit

Common Stock

The Company’s authorized common stock consisted of 900,000,000 and 369,950,000 shares at $0.0001 par value, as of September 30, 2023 and December 31, 2022, respectively. The issued and outstanding common stock was 14,178,514 shares and 2,450,922 shares as of September 30, 2023 and December 31, 2022, respectively.

In February 2023, the Company completed a rights offering involving the sale of Class A common stock to all existing accredited investors as of December 19, 2022, at a price equal to approximately $0.51 per share. In connection with the rights offering, the Company issued a total of 9,749,439 shares of Class A common stock, of which 1,072,515 was issued in December 2022, and 8,676,924 was issued in January and February 2023.

15.
Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive (loss) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$1,347	$383	$4,803	$478
Sales and marketing	87	34	407	52
General and administrative	3,402	3,356	18,563	3,421
Total stock-based compensation expense	$4,836	$3,773	$23,773	$3,951

For the three months ended September 30, 2023 and 2022, $0.1 million and $0.0 million of stock-based compensation was capitalized as software costs, respectively. For the nine months ended September 30, 2023 and 2022 $0.7 million and $0.0 million of stock-based compensation was capitalized as software costs, respectively.

During the nine months ended September 30, 2023, the Company granted options to purchase 3,428,225 shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

In December 2022, the Company enacted a restructuring cost savings initiative which resulted in employee terminations in both December 2022 and January 2023. In association with January 2023 terminations, the Company accelerated the vesting of a number of individual option awards, resulting in the accelerated vesting of 5,938 shares on the date of modification. Also in January 2023, the Company repriced 301,537 option awards. Both the accelerated vesting and repricing were accounted for as an equity award modification under ASC Topic 718 which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule in the case of awards which were modified to have accelerated vesting. The adjustment resulted in additional expense of $0.5 million.

In June 2023, the Company granted 1,294,998 options to non-employee directors, selected executives and other key employees where vesting is contingent on the Company's share price meeting certain targets. The fair value of each option granted was estimated on the date of grant using the Monte Carlo valuation model and assumes that share price targets are achieved.

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	446,839	$2.30	9.6	$11,706
Granted	3,428,225	2.38
Exercised	(677,350)	0.53		12,690
Cancelled or forfeited	(89,603)	0.92
Outstanding as of September 30, 2023	3,108,111	2.70	9.5	$1,341
Options exercisable as of September 30, 2023	178,310	$5.97	8.8	$50
Options unvested as of September 30, 2023	2,325,600	$3.33	9.5	$775

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of September 30, 2023.

A summary of unvested common stock from early option exercises that are subject to repurchase by the Company under the 2020 Plan is as follows:

	Early Option Exercises
	Number of options	Weighted average exercise price	Repurchase liability (in thousands)
Unvested common stock as of December 31, 2022	3,823	$—	$306
Issued	30,947	1.19	—
Vested	(37)	—	—
Repurchased	(2,655)	—	—
Unvested common stock as of September 30, 2023	32,078		$52

For the nine months ended September 30, 2023 and 2022 the weighted-average grant date fair value per option was $12.67 and $0.18 respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	September 30,	September 30,
	2023	2022
Weighted-average risk-free interest rate (1)	3.7%	3.3%
Weighted-average expected term (in years)	5.93	5.34
Weighted-average expected volatility (2)	62.27%	54.6%
Expected dividend yield	—%	—%

(1)
Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)
Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the 2023 and 2020 Plan, the Company recognized stock compensation expense of $24.5 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively, of which $0.7 million and $0.0 million was capitalized as software costs for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had $23.6 million and $5.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.9 years and 1.6 years, respectively.

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

For the nine months ended September 30, 2023 and 2022, there were no customers representing greater than 10% of the Company’s total revenue.

The Company had three vendors representing greater than 10% of total finished goods purchases for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.

17.
Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the nine months ended September 30, 2023 and 2022, the Company did not make any contributions to the plan.

18.
Loss Per Share

The computation of loss per share is as follows:

	Nine months ended September 30,
	2023	2022
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(39,971)	$(39,415)
Net loss attributable to common stockholders	$(39,971)	$(39,415)
Denominator:
Weighted average common stock outstanding - basic and diluted	11,750,907	423,362
Net loss per share attributable to common stockholders - basic and diluted	$(3.40)	$(93.10)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	September 30,
	2023	2022
Series A convertible preferred stock (as converted to common stock)	—	86,703
Series A-1 convertible preferred stock (as converted to common stock)	—	10,208
Series A-2 convertible preferred stock (as converted to common stock)	—	755,606
Series Seed convertible preferred stock (as converted to common stock)	—	7,546
Series Seed 1 convertible preferred stock (as converted to common stock)	—	2,393
Series Seed 2 convertible preferred stock (as converted to common stock)	—	1,666
Series Seed 3 convertible preferred stock (as converted to common stock)	—	248
Series Seed 4 convertible preferred stock (as converted to common stock)	—	140
Series Seed 5 convertible preferred stock (as converted to common stock)	—	3,414
Series Seed 6 convertible preferred stock (as converted to common stock)	—	815
Series Seed 7 convertible preferred stock (as converted to common stock)	—	1,716
Series Seed 8 convertible preferred stock (as converted to common stock)	—	4,410
Series Seed 9 convertible preferred stock (as converted to common stock)	—	18,480
Series Seed 10 convertible preferred stock (as converted to common stock)	—	2,171
Warrants to purchase series Class B common stock (as converted to common stock)	—	5,753
Stock options to purchase common stock	3,108,111	452,549
Total	3,108,111	1,353,818

19.
Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Founder Notes

The Company had non-interest bearing promissory notes, of which $0.0 million and $0.08 million was outstanding as of September 30, 2023 and December 31, 2022, respectively.

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the ”former principal stockholder”) of the Company:

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

As of September 30, 2023, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the condensed consolidated balance sheet for a total of $5.4 million, including accrued interest and default interest of $1.4 million. As the 2019, 2020, and 2021 notes were not paid upon maturity, these loans were in default as of September 30, 2023, and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.3 million for the nine months ended September 30, 2023. On September 30, 2022, the former principal stockholder and certain related parties waived their rights to seek remedies resulting from an event of default due to a failure to make payments of principal or interest at the stated maturity or due date, respectively. On October 30, 2023, the Company entered into an agreement with the former principal stockholder regarding a mutually agreed upon repayment schedule with respect to the outstanding promissory notes issued to such former principal stockholder.

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
•
On October 21, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and maturity date of October 21, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The principal and interest of this loan has been paid as of September 30, 2023.
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
•
On June 9, 2020, a $75,000 note was entered into by the Company from the president and co-founder of the Company. This note has interest at the rate of 5.0% per annum and a maturity date of June 9, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. The principal and interest of this loan has been paid as of September 30, 2023.
•
On June 15, 2020, a $0.1 million note with interest at the rate of 7.5% per annum and a maturity date of June 15, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 12.5%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The principal and interest of this loan has been paid as of September 30, 2023.
•
On November 2, 2020, a $50,000 note was entered into by the Company from to the president and co-founder of the Company. This note has interest at the rate of 5.0% per annum and a maturity date of June 2, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. The principal and interest of this loan has been paid as of September 30, 2023.
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

•
On October 27, 2022, a $0.4 million note with interest at the rate of 12.0% per annum and a maturity date of January 27, 2023. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The Company borrowed $0.3 million in April 2023 and repaid $0.3 million in May 2023 upon closing of the Company’s IPO. This loan remains outstanding in the amount of $0.01 million. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets.
•
In August 2023, the company borrowed $0.2 million in a non-interest bearing note and repaid $0.1 million. As of September 30, 2023, this loan remains outstanding in the amount of $0.1 million.

As of September 30, 2023, all other related party promissory notes were outstanding and included within the loan payable on the condensed consolidated balance sheet for a total of $0.8 million, including accrued interest and default interest of $0.4 million. All notes were not paid upon maturity. These loans were in default as of period end due to outstanding interest. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.1 million for the nine months ended September 30, 2023. On September 30, 2022, related parties waived their rights to remedy in the event of default, which in effect releases the Company from the obligation of the incremental interest and fees, as well as the lender from their lien on and security interest in the Company’s assets.

During 2022, multiple of the loans above with maturity dates in 2022 remained unpaid as of the maturity date. On September 30, 2022, those lenders waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. Currently, the Company is renegotiating the terms of the loans.

Loan payable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Founder Notes	$-	$79
Principal stockholder promissory notes	5,404	5,503
Other related party promissory notes	862	1,126
Total Loan Payable	$6,266	$6,708

Other Related Party Transactions

In 2016, the Company entered into an agreement with Fuseproject, a design firm that designed the Company’s main product, its fitness mirror. As of September 30, 2023 and 2022, the Company had incurred $0.1 million and $0.0 million, respectively, of expenses for design services provided by Fuseproject.

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5.0 million and 1% of cumulative net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of September 30, 2023. As of September 30, 2023 the Company has accrued $0.2 million in royalty payments.

As of September 30, 2023, the principal stockholder associated with Fuseproject referenced above owned 226,217 of the Company’s common stock., with fully diluted ownership of less than 5% as of September 30, 2023 and December 31, 2022, respectively.

In 2022, the Company entered into an agreement with Apeiron Advisory Ltd for promotion of the Company, participation in industry conferences, and ongoing structural advice and consulting. The agreement was terminated and the Company is no longer receiving any advisory services from Apeiron Advisory Ltd. As of the nine months ended September 30, 2023 and 2022, the Company has incurred $0.0 million and $0.9 million, respectively, of expenses for such services provided by Apeiron Advisory Ltd.

As of September 30, 2023, Apeiron Investment Group Ltd and certain of its affiliates ("Apeiron") owned 1,490,524 shares of common stock. As of December 31, 2022 Apeiron owned 447,318 shares of the Company’s Class A common shares, and 24,143 of the Company’s Class A common warrants. As of September 30, 2023 and December 31, 2022, Apeiron had fully diluted ownership of more than 5%, respectively.

20.
Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date, November 14, 2023, pursuant to ASC 855-10 Subsequent Events.

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR, Inc and CLMBR1, LLC (the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers.

The purchase price enterprise value under the Asset Purchase Agreement is approximately $16.9 million, of which $6.0 million will be paid in the form of the Company's common stock, and the Company will assume $1.5 million of subordinated debt and will retire $9.4 million of senior debt. The number of shares to be issued will be based on the volume weighted average price (“VWAP”) of the Company's common stock based on the 10 consecutive trading days ending on (and including) the closing date of the Acquisition, on The Nasdaq Stock Market LLC ("Nasdaq"); provided, however, that such VWAP shall not exceed or be less than an amount equal to twenty-five percent (25%) of the VWAP for the common stock based on the 10 consecutive trading days ending on (and including) the date the Asset Purchase Agreement was executed (the “VWAP Collar”).

The Sellers shall also be entitled to receive a contingent payment in the form of the Company's common stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the VWAP for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP collar. In addition, in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 22,665,681 Earn-Out Shares.

The Asset Purchase Agreement contains customary representations and warranties and covenants for a transaction of this nature and customary indemnification provisions with respect to certain matters, including breaches of the Company's and Sellers' representations and warranties.

On October 30, 2023, the Company entered into an agreement with the former principal stockholder regarding a mutually agreed upon repayment schedule with respect to outstanding promissory notes previously issued to such former principal stockholder.

On November 3, 2023, THLWY, LLC waived their rights to seek remedies resulting from an event of default on the June 2023 Notes.

On November 10, 2023, the Company issued secured promissory notes in the aggregate principal amount of approximately $1.9 million, of which approximately $0.8 million was with a related party, with an original issuance discount of 15%, due November 9, 2024. Interest on the outstanding principal of the notes accrues initially at a rate of 3% per annum, with a step-up interest rate of 8% per annum after January 31, 2024 until maturity. In addition, the Company issued warrants to purchase shares of common stock of the Company to the noteholders, which warrants expire five years from the date of issuance.

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

•
the Asset Purchase Agreement and potential acquisition;
•
our expectations regarding the impact of general economic conditions, geopolitical events, and global pandemics such as the COVID-19 pandemic;
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

During the nine months ended September 30, 2023 and 2022, we generated total revenue of $0.8 million and $0.5 million, respectively, and incurred net losses of $40.0 million and $39.4 million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, and the issuance of common stock. Through September 30, 2023, we had received gross proceeds of $60.5 million from sales of our redeemable convertible preferred stock, $12.0 million from the sale of our SAFE notes, and $30.7 million from the issuance of convertible notes, and $21.8 million from the sale of our common stock.

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

	Three Months Ended September 30,
	2023	2022
Total Households (at end of period)	226	173
Total Members (at end of period)	232	192
Annual Recurring Revenue	$464,425	$223,547
Average Annualized Recurring Revenue per Household	$1,723	$1,289
Net Dollar Retention Rate	185%	NM
Net Loss (in thousands)	$(10,408)	$(14,754)
Adjusted EBITDA (in thousands)	$(3,373)	$(9,160)

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

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 68% of total revenue for the three months ended September 30, 2023, and 72% of total revenue for the three months ended September 30, 2022.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 12% of total revenue for the three months ended September 30, 2023, and 12% of total revenue for the three months ended September 30, 2022.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 20% of total revenue for the three months ended September 30, 2023, and 16% of total revenue for the three months ended September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:	(in thousands)		(in thousands)
Fitness product revenue	$206	$144	$502	$402
Membership revenue	38	25	94	53
Training revenue	62	32	183	32
Total revenue	306	201	779	487
Cost of revenue:
Cost of fitness product revenue	(360)	(764)	(1,529)	(2,047)
Cost of membership (2)	(960)	(1,545)	(2,861)	(3,537)
Cost of training	(109)	(387)	(300)	(1,077)
Total cost of revenue	(1,429)	(2,696)	(4,690)	(6,661)
Gross loss	(1,123)	(2,495)	(3,911)	(6,174)
Operating expenses:
Research and development (1)	2,357	4,854	7,796	15,284
Sales and marketing (1)	282	1,193	1,473	5,194
General and administrative (1) (2)	6,313	6,131	30,043	11,774
Total operating expenses	8,952	12,178	39,312	32,252
Loss from operations	(10,075)	(14,673)	(43,223)	(38,426)
Other (expense) income, net:
Other (expense) income, net:	(179)	(417)	25	(740)
Interest (expense)	(154)	(187)	(1,382)	(748)
Gain upon debt extinguishment	—	523	2,595	523
Change in fair value of convertible notes	—	—	(252)	(24)
Change in fair value of warrants	—	—	2,266	—
Total other (expense) income, net	(333)	(81)	3,252	(989)
Loss before provision for income taxes	(10,408)	(14,754)	(39,971)	(39,415)
Income tax benefit (expense)	—	—	—	—
Net loss	$(10,408)	$(14,754)	$(39,971)	$(39,415)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$1,347	$383	$4,803	$478
Sales and marketing	87	34	407	52
General and administrative	3,402	3,356	18,563	3,421
Total stock-based compensation expense	$4,836	$3,773	$23,773	$3,951

For the three months ended September 30, 2023 and 2022, $0.1 million and $0.0 million of stock-based compensation was capitalized as software costs, respectively. For the nine months ended September 30, 2023 and 2022, $0.7 million and $0.0 million of stock-based compensation was capitalized as software costs, respectively.

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

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of membership	$953	$964	$2,700	$2,657
General and administrative	743	775	2,231	2,010
Total depreciation and amortization expense	$1,696	$1,740	$4,931	$4,667

Comparison of the three and nine months ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Revenue:	(in thousands)			(in thousands)
Fitness product	$206	$144	43%	$502	$402	25%
Membership	38	25	52%	94	53	77%
Training	62	32	94%	183	32	472%
Total revenue	306	201	52%	779	487	60%
Percentage of revenue
Fitness product	67%	72%		65%	82%
Membership	13%	12%		12%	11%
Training	20%	16%		23%	7%
Total	100%	100%		100%	100%

Three and Nine months ended September 30, 2023 and 2022

Fitness product revenue increased $0.1 million or 43% and $0.1 million or 25% for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. This increase was primarily attributable to increase in Studio with Lift installations.

Membership revenue increased $0.01 million or 52% and $0.04 million or 77% for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The increase was primarily attributable to the year-over-year growth in our memberships and price increase from $39 to $49 effective in August 2022.

Training revenue increased $0.03 million or 94% and $0.2 million or 472% for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The increase was primarily attributable to launch of our Live 1:1 personal training services.

Cost of Revenue and Gross Loss

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Cost of Revenue:	(in thousands)			(in thousands)
Fitness product	$360	$764	(53%)	$1,529	$2,047	(25%)
Membership	960	1,545	(38%)	2,861	3,537	(19%)
Training	109	387	(72%)	300	1,077	(72%)
Total cost of revenue	1,429	2,696	(47%)	4,690	6,661	(30%)
Gross Loss:
Fitness product	(154)	(620)	(75%)	(1,027)	(1,645)	(38%)
Membership	(922)	(1,520)	(39%)	(2,767)	(3,484)	(21%)
Training	(47)	(355)	(87%)	(117)	(1,045)	(89%)
Total gross loss	(1,123)	(2,495)	(55%)	(3,911)	(6,174)	(37%)
Gross Margin:
Fitness product	(75%)	(431%)		(205%)	(409%)
Membership	(2,426%)	(6,079%)		(2,944%)	(6,573%)
Training	(76%)	(1,110%)		(64%)	(3,266%)
Total	(367%)	(1,241%)		(502%)	(1,268%)

Three months ended September 30, 2023 and 2022

Fitness product cost of revenue for the three months ended September 30, 2023 decreased $0.4 million, or 53%, compared to the three months ended September 30, 2022. The decrease is primarily due to a decrease in the inventory valuation reserve expense in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Membership cost of revenue for the three months ended September 30, 2023 decreased $0.6 million, or 38%, compared to the three months ended September 30, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Training cost of revenue for the three months ended September 30, 2023 decreased $0.3 million, or 72%, compared to the three months ended September 30, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Our gross loss decreased by $1.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the decrease in personnel-related expenses from reduction in headcount.

Nine months ended September 30, 2023 and 2022

Fitness product cost of revenue for the nine months ended September 30, 2023 decreased $0.5 million, or 25%, compared to the nine months ended September 30, 2022. The decrease is primarily due to a decrease in the inventory valuation reserve expense in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Membership cost of revenue for the nine months ended September 30, 2023 decreased $0.7 million, or 19%, compared to the nine months ended September 30, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Training cost of revenue for the nine months ended September 30, 2023 decreased $0.8 million, or 72%, compared to the nine months ended September 30, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Our gross loss decreased by $2.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the decrease in personnel-related expenses from reduction in headcount.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Operating Expenses:	(in thousands)			(in thousands)
Research and development	$2,357	$4,854	(51%)	$7,796	$15,284	(49%)
Sales and marketing	282	1,193	(76%)	1,473	5,194	(72%)
General and administrative	6,313	6,131	3%	30,043	11,774	155%
Total operating expenses	8,952	12,178	(26%)	39,312	32,252	22%

Three and Nine months ended September 30, 2023 and 2022

Research and Development

Research and development expense decreased $2.5 million or 51% and $7.5 million or 49% for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $2.8 million and $8.2 million, respectively, and a decrease in engineering of $0.7 million and $3.7 million, respectively, partially offset by an increase of $1.0 million and $4.3 million in stock-based compensation expenses, respectively.

Sales and Marketing

Sales and marketing expense decreased $0.9 million or 76% and $3.7 million or 72% for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.7 million and $2.3 million, respectively, a decrease of $0.2 million and $1.4 million in advertising and marketing, respectively, and a decrease of $0.1 million and $0.3 million in rent expense, respectively, due to the closure of retail locations, partially offset by an increase of $0.1 million and $0.3 million in stock-based compensation expenses, respectively.

General and Administrative

General and administrative expense increased $0.2 million or 3% and $18.3 million or 155% for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The increase was due primarily to increases of $0.1 million and $15.1 million, respectively, in stock-based compensation expenses, $0.7 million decrease and $0.7 million increase in accounting and tax expenses, respectively, $0.2 million and $0.4 million increase in insurance, respectively, and $0.4 million and $2.4 million increase in digital marketing and advisory services, respectively, and $0.1 million and $0.4 million decrease in travel, respectively, with the remaining difference due to change in other miscellaneous expenses.

Other (Expense) Income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Other (expense) income, net	(in thousands)			(in thousands)
Other (expense) income, net:	$(179)	$(417)	(57%)	$25	$(740)	(103%)
Interest (expense)	(154)	(187)	(18%)	(1,382)	(748)	85%
Gain upon debt extinguishment	—	523	(100%)	2,595	523	396%
Change in fair value of convertible notes	—	—	0%	(252)	(24)	950%
Change in fair value of warrants	—	—	0%	2,266	—	100%
Total other (expense) income, net	(333)	(81)	311%	3,252	(989)	(429%)

Three and Nine months ended September 30, 2023 and 2022

Other (Expense) Income, net

The changes in other (expense) income was primarily attributable to changes in unrealized currency gains.

Interest Income (Expense)

Interest expense decreased $0.03 million for the three months ended September 30, 2023 and increased $0.6 million for the nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The increase in interest expense for the nine months ended September 30, 2023 was due to $1.3 million of amortization of debt discount on senior secured notes.

Gain on debt extinguishment

Gain on debt extinguishment was a result of forgiveness of debt of $2.6 million related to the third-party content provider for the nine months ended September 30, 2023, and forgiveness of PPP loan of $0.5 million for the nine months ended September 30, 2022.

Change in Fair Value of Convertible Notes, and Change in Fair Value of Warrants

Change in fair value of convertible notes and warrants for the three and nine months ended September 30, 2023 and 2022 were due to change in fair value of these financial instruments.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance

Adjusted EBITDA

We calculate Adjusted EBITDA as net (loss) income adjusted to exclude: other expense (income), net; income tax expense (benefit); depreciation and amortization expense; stock-based compensation expense; impairment expense; reorganization, severance, exit, disposal and other costs associated with restructuring plans; vendor settlements; transaction related expenses; IPO related expenses; and other adjustment items that arise outside the ordinary course of our business.

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
•
Adjusted EBITDA does not reflect expenses related to the Asset Purchase Agreement and potential acquisition;
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net Loss	$(10,408)	$(14,754)	$(39,971)	$(39,415)
Adjusted to exclude the following:
Total other expense (income), net	333	604	(657)	1,512
Income tax benefit (expense)	—	—	—	—
Depreciation and amortization expense	1,696	1,740	4,931	4,667
Stock-based compensation expense (1)	4,836	3,773	23,773	3,951
Gain on extinguishment of debt (2)	—	(523)	—	(523)
Vendor settlements (3)	—	—	(2,595)	—
IPO related expenses (4)	—	—	817	—
Transaction related expenses (5)	170	—	170	—
Adjusted EBITDA (6)	$(3,373)	$(9,160)	$(13,532)	$(29,808)

(1)
Stock-based compensation of $0.1 million and $0.0 million and $0.7 million and $0.0 million was capitalized as software costs for the three and nine months ended September 30, 2023 and 2022.
(2)
Gain on forgiveness of debt from PPP loan.
(3)
Gain on forgiveness of debt of $2.6 million related to the third-party Content Provider.
(4)
Adjusts for IPO- readiness costs and expenses that do not qualify as equity issuance costs.
(5)
Transaction costs related to acquisition of CLMBR, Inc.
(6)
Please refer to the "Non-GAAP Financial Measures" section.

Liquidity and Capital Resources

Since our inception, we have sustained recurring losses and have relied on equity and debt funding from private investors and other third-parties (collectively “outside capital”) for our business operations and to execute our growth strategy. As a result, we incurred a net loss of $40.0 million during the nine months ended September 30, 2023 and had an accumulated deficit of $155.5 million as of September 30, 2023. Our long-term success is dependent upon its ability to successfully develop, market, and deliver its revenue-generating products and services in a profitable manner. While management believes we can be successful in executing our growth strategy, no assurance can be provided we will be able to do so in a timely or profitable manner. As a result, we anticipate we will continue to rely on additional financing and outside capital, including in the near term, to fund our operations for the foreseeable future.

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

As of September 30, 2023, the Company had $1.0 million of senior secured notes outstanding with THLWY, LLC (see Note 10).

In August 2023, the company borrowed $0.2 million in a non-interest bearing note and repaid $0.1 million. As of September 30, 2023, this loan remains outstanding in the amount of $0.1 million.

In addition, as of September 30, 2023, we had loans outstanding from certain related parties (See Note 19) with an aggregate principal and interest amount owed of approximately $6.3 million. All of these loans matured prior to September 30, 2023, but their repayment has been temporarily waived. However, absent additional outside capital, we will be unable to repay these loans upon their maturity and, as such, the aggregate amounts owed have been classified as current debt in the accompanying consolidated balance sheet as of September 30, 2023.

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

The Company recognized losses equal to $0.3 million and $0.02 million for the nine months ended September 30, 2023 and 2022, respectively, related to changes in fair value for the November 2022 Convertible Notes.

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

The Company recorded a change in fair value adjustment of $2.3 million and $0 million in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2023 and 2022, respectively.

In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

Class B Common Stock Warrants

During July 2021 we issued an aggregate 6,632 warrants to purchase Class B Common Stock to various employees and nonemployees. Each warrant has a strike price of $0.01 and has a contractual term of seven years. The warrants are classified as permanent equity within the consolidated balance sheets. Upon IPO, 4,000 of these warrants with an aggregate fair value of $0.2 million were issued as compensation for services provided to us and are recorded within operating expenses.

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

Due to the conversion of all outstanding preferred shares in the year ended December 31, 2022, there were no contingently redeemable securities classified outside of permanent stockholders’ equity as of September 30, 2023.

Cash Flows

Comparison of the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(13,561)	$(29,492)
Net cash used in investing activities	(1,146)	(8,203)
Net cash provided by financing activities	14,656	36,732
Effect of exchange rate on cash	(145)	(74)
Net Change In Cash and Cash Equivalents	$(196)	$(1,037)

Operating Activities

Net cash used in operating activities of $13.6 million for the nine months ended September 30, 2023, was primarily due to a net loss of $40.0 million offset by depreciation and amortization expense of $4.9 million, stock-based compensation of $23.8 million, amortization of debt discount $1.3 million, warrants issued to service providers $0.5 million, change in fair value of convertible notes of $0.3 million, and increase in operating assets and liabilities of $0.1 million, partially offset by gain on debt forgiveness of $2.6 million and change in the fair value of warrants of $2.3 million. The remaining difference of $0.5 million was related to foreign currency, inventory valuation loss and interest expense.

Net cash used in operating activities of $29.5 million for the nine months ended September 30, 2022, was primarily due to a net loss of $39.4 million, stock-based compensation expense of $4.0 million, inventory valuation loss of $1.1 million, interest expense of $0.7 million, foreign currency expense of $0.8 million, depreciation and amortization expense of $4.7 million, partially offset by decrease in operating assets and liabilities of $0.9 million primarily related to inventory purchases and gain on debt forgiveness of $0.5 million.

Investing Activities

Net cash used in investing activities of $1.1 million for the nine months ended September 30, 2023 related to the acquisition of software and content and internal use software.

Net cash used in investing activities of $8.2 million for the nine months ended September 30, 2022, was primarily related to the development of internal-use software, software and content to be sold and marketed and, and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $14.7 million for the nine months ended September 30, 2023 was primarily related to $4.3 million of proceeds from the issuance of common stock in connection with the rights offering completed in February 2023 and $10.8 million net proceeds from issuance of common stock upon IPO, net proceeds from senior secured notes of $1.0 million and net payments of loans of $0.02 million, partially offset by payments of offering costs of $1.5 million.

Net cash provided by financing activities of $36.7 million for the nine months ended September 30, 2022 was primarily related to proceeds from the issuance of preferred stock – Series A, convertible notes and common stock.

Contractual Obligations and Other Commitments

Lease Obligations

The following represents our minimum annual rental payments under operating leases for each of the next five years and thereafter as of September 30, 2023:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2023 (remaining)	20
2024	78
2025	78
2026	78
2027	78
Thereafter	33
Total	$365

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

A liability for total minimum commitment (the license fee) on a quarterly basis was recognized as a liability of $2.3 million as of December 31, 2022. In March 2023, both agreements with the Content Provider were terminated by mutual agreement and no payments remain due or payable thereunder and the liability was recognized as a gain on settlement for the nine months ended September 30, 2023.

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

The Notes were in the aggregate amount of $477,290 and $449,750 for 353,532 and 299,832 shares as of September 30, 2023 and December 31, 2022, respectively. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of September 30, 2023, and are not recorded on the balance sheet.

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 28,124 shares of common stock.

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

As of September 30, 2023 and December 31, 2022, the Company capitalized $1.4 million and $1.4 million, respectively, of software costs. As of September 30, 2023 and December 31, 2022, the Company capitalized $0.5 million and $2.7 million, respectively, of internal-use software.

As of September 30, 2023 and December 31, 2022, we had $2.8 million and $2.6 million of unamortized software costs, respectively. As of September 30, 2023 and December 31, 2022, we had $2.9 million and $3.8 million of unamortized internal-use software costs, respectively.

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

Our business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, we have recognized one impairment with regards to the carrying value of our content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $2.9 million and $4.4 million as of September 30, 2023 and December 31, 2022, respectively.

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

We expense sales commissions on our connected fitness products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in our consolidated statements of operations and comprehensive (loss).

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

We record payment processing fees for our credit card sales for connected fitness products within fitness product revenue in our consolidated statements of operations and comprehensive (loss).

Membership

Our memberships provide unlimited access to content in our library of on-demand fitness classes. Our memberships are offered on a month-to-month basis.

Amounts paid for membership fees are included within deferred revenue on our consolidated balance sheets and recognized ratably over the membership term. We record payment processing fees for our monthly membership charges within cost of membership and training in our consolidated statements of operations and comprehensive (loss).

Training

Our training services are personal training services delivered through the Connected Fitness Products and third- party mobile devices. Training revenue is recognized at the time of delivery.

Stock-Based Compensation

In December 2020, our board of directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and in April 2023, our board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Following the completion of our initial public offering, no additional awards and no additional shares of our common stock remained available for future issuance under the 2020 Plan. However, the 2020 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We estimate the fair value of stock options using the Black-Scholes option pricing model. The determination of the grant date fair value of stock awards issued is affected by a number of variables, including the fair value of our common stock, the expected common stock price volatility over the expected life of the awards, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of our common stock. We derive our volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. We estimate the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as we have not paid and does not currently anticipate paying dividends on our common stock.

Stock-based compensation expense is classified in the accompanying consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient's service payments are classified. For the nine months ended September 30, 2023, the Company recognized an additional stock- based compensation expense of $0.5 million as a result of a modification related to accelerated option vesting and repricing of options. There were no modifications during the nine months ended September 30, 2022.

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

In preparing our financial statements as of and for the nine months ended September 30, 2023 and September 30, 2022, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2024 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the nine months ended September 30, 2023, as we expect to implement new software in 2024. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of September 30, 2023, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of our initial public offering.

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

In addition to the risks set forth below, the risks described in "Risk Factors" in our Form 10-Q for the quarter ended March 31, 2023 could materially and adversely affect our business, financial condition, and results of operations, and cause the trading price of our common stock to decline. Our business, financial condition, and results of operations may also be materially and adversely affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our historical financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” section in our Form 10-Q for the quarter March 31, 2023 and June 30, 2023 remain current in all material respects, except for the following additional or updated risk factors identified in the three months ended September 30, 2023.

Risks Related to Our Business

We have incurred operating losses in the past, expect to incur operating losses in the future, and may not achieve profitability, or, if we achieve profitability, be able to maintain it in the future.

We have incurred operating losses each year since our inception, including net losses of $40.0 million and $39.4 million for nine months ended September 30, 2023 and 2022, respectively, and expect to continue to incur net losses for the foreseeable future. We had an accumulated deficit of $155.5 million at September 30, 2023. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in technology and engineering, expand our operating and retail infrastructure, add training and fitness programs, classes, content, and software features to our streaming platform, expand into new geographies, and invest in new or complementary products, equipment, accessories, content, and services for our immersive, customizable, and digital fitness platform, which include the Forme Studio, Forme Studio Lift, accompanying accessories, and our coaching services which we collectively refer to as the “Forme platform.” Further, as a public company, we have incurred, and will continue to incur substantial additional legal, accounting, and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we may not be able to increase our revenue to offset any increase in our expenses. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve or maintain profitability.

Our negative cash flows from operations, history of losses, and significant accumulated deficit raise substantial doubt about our ability to continue as a “going concern.”

Our negative cash flows from operations and our history of losses, as well as our significant accumulated deficit, raise substantial doubt about our ability to continue as a “going concern.” Since inception, we have sustained recurring losses and have relied on funding from private investors and other third parties to finance our operations. We have historically generated losses from our operations as reflected in our accumulated deficit of $155.5 million as of September 30, 2023 and negative cash flows from operating activities. In addition, as of September 30, 2023, we had loans outstanding with an aggregate principal and interest amount owed of approximately $6.3 million. All of these loans matured prior to September 30, 2023, but their repayment has been temporarily waived.

In addition, in March 2023, we issued approximately $2.0 million in senior secured notes in connection with the Bridge Note Financing, which senior secured notes were repaid in May 2023. In addition, we issued $1.0 million in senior secured notes in connection with a note purchase agreement (the "June 2023 Notes"). The $1.0 million is outstanding as of September 30, 2023. Due to our history of losses from operations, negative cash flows from operations, and a significant accumulated deficit, our management concluded that there is substantial doubt about our ability to continue as a going concern. In our accompanying financial statements, our independent auditor included an emphasis of matter paragraph regarding the substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our becoming profitable in the future or obtaining the necessary capital to meet our obligations. Our determination of substantial doubt about our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity securities, debt financing, or otherwise. There can be no assurance that any such issuance of equity securities, debt financing, or other means of financing will be available in the future, or the terms of any such financing will be acceptable to us. Further, there can be no assurance that we will ever become profitable or continue as a going concern. See “— Risks Related to Financial, Accounting, and Tax Matters — We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.”

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

Our revenue and results of operations have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•
our ability to raise additional capital sufficient to fund our operations, meet our obligations as they become due, and execute our growth strategy;

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

•
geopolitical events, such as war, regional conflicts, other outbreaks of hostilities, or the escalation or expansion of the same (such as the Russian invasion of Ukraine and the Israel-Hamas war) , threat of war or terrorist actions, or the occurrence of pandemics, epidemics, or other outbreaks of disease, or natural disasters, and the impact of these events on the factors set forth above;
•
changes in business or macroeconomic conditions, including inflation, interest rates, lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages;

•
system failures or breaches of security or privacy;

•
adverse litigation judgments, settlements, or other litigation-related costs;

•
changes in the legislative or regulatory environment, including with respect to cybersecurity, climate change, privacy, consumer product safety, advertising, and employment matters, or enforcement by government regulators, including fines, orders, or consent decrees;

•
fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•
changes in our effective tax rate; and

•
changes in accounting standards, policies, guidance, interpretations, or principles.

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

Our Forme Studio equipment is sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a decline in our revenue derived from our Forme Studio equipment, which may have a material adverse effect on our business, financial condition, and results of operations. Sales of our Forme Studio equipment currently account for substantially all of our revenue, accounting for approximately 99% of revenue in 2021 and 78% of revenue in 2022 and 65% of revenue for the nine months ended September 30, 2023. As a result, any meaningful decline in sales of our Forme Studio equipment would materially and adversely affect our business, financial condition, and results of operations.

Beneficial owners of over 10% of our common stock collectively hold over 42% of our common stock as of September 30, 2023. As a result, such holders will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

Beneficial owners of over 10% of our common stock collectively held approximately 42% of our common stock as of September 30, 2023. As such, each of such holders has the ability to substantially influence us through this ownership positions, and could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. For example, if some or all such 10% holders were to act together with a small number of our other large stockholders, they would be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of such holder’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

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

We will need to raise additional funds in the future, including in the short term and long term, to fund our operations and meet our obligations. See “Note 1 “Description of Business and Basis of Presentation – Liquidity and Going Concern” to the notes to our condensed consolidated financial statements included elsewhere in this report and “ – Risks Related to Our Business - Our negative cash flows from operations, history of losses, and significant accumulated deficit raise substantial doubt about our ability to continue as a “going concern”” in this Risk Factors section. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from sales of our redeemable convertible preferred stock, the sale of SAFE notes, and the issuance of convertible notes, as well as from promissory notes. Certain of our outstanding promissory notes provides for a security interest on our assets. If we were to default on such promissory notes or any other secured debt instrument and such default is not waived, any secured collateral would become subject to liens or risk of forfeiture. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include security interests on our assets, negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, limit our production activities, or implement other cost reduction measures, including personnel costs. For example, partially as a result of economic headwinds, we reduced our headcount in July of 2022 by approximately 26% of our full-time employee base at the time and in December of 2022, we had a subsequent headcount reduction comprising approximately 50% of our full-time employee base at the time. Further, if we are unable to secure additional financing when needed, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities, or respond to competitive pressures, which could negatively impact our business, financial condition, and results of operations.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the nine months ended September 30, 2023 and September 30, 2022, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2024 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the fiscal year ended December 31, 2022 as we expect to implement new software in 2024. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

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
•
sales of shares of our common stock by us or our stockholders, or the perception that such sales may occur; and other events or factors, including those resulting from macroeconomic conditions, geopolitical crises, outbreak of hostilities or acts of war such as the Russian invasion of Ukraine, and the Israel-Hamas war, incidents of terrorism, global pandemics such as the COVID-19 pandemic, and similar events, as well as responses to these or similar events.

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

Our common stock is currently listed on Nasdaq under the symbol “TRNR.” As previously disclosed, on August 22, 2023, we received written notification from Nasdaq that our stockholders’ equity as reported in our Form 10-Q for the period ended June 30, 2023 did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for the Nasdaq Global Market. In accordance with the Nasdaq Listing Rules, we submitted a plan to regain compliance and subsequently received an extension from Nasdaq to evidence compliance on or before February 19, 2024. Our common stock will continue to be listed on Nasdaq under the symbol "TRNR" during this period while we work to regain compliance.

There can be no assurance that we will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with the minimum stockholders’ equity requirement, or maintain compliance with the other listing requirements. If we fail to regain compliance with, or if we otherwise fail to satisfy, the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The price of our common stock has been volatile and has declined significantly since our IPO and has traded at prices as high as $8.50 per share to as low as $0.86 per share. If we do retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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
•
provide that our directors may be removed “for cause” and only with the approval of at least 66 2/3% of our stockholders;
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

General Risk Factors

If we acquire businesses, enter into licensing arrangements, or make investments in other companies or technologies, it may disrupt our business, create integration issues, impair our results of operations, dilute our stockholders’ ownership, cause us to incur debt, divert management resources, or cause us to incur significant expense

We may pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements, that we believe will complement our products or technologies. For example, in October 2023, we entered into an asset purchase agreement (the “Asset Purchase Agreement") with CLMBR, Inc. and CLMBR1, LLC (the "Sellers") to purchase and acquire substantially all of the asset and assume certain liabilities of the Sellers. See Note 20 to the notes to our condensed consolidated financial statements included elsewhere in this report. We also may pursue strategic alliances that leverage our core technologies and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, or materially impact our stock price, including:

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
•
the risk that the price we pay, costs we incur, or other resources that we devote to the acquisition may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
•
unanticipated costs and expenses or accounting impacts of an acquisition, licensing arrangement, or other strategic investments;
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

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2023, no such plans or arrangements were adopted or terminated, including by modification.

Item 6. Exhibit

Exhibit No.	Description
2.1†

Asset Purchase Agreement, dated October 6, 2023, by and among CLMBR, INC, CLMBR1, LLC and Interactive Strength Inc. (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed October 11, 2023).

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

INTERACTIVE STRENGTH INC.

Date: November 14, 2023	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: November 14, 2023	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)