Form 10-K
period 2023-12-31
Interactive Strength, Inc.
filed 2024-04-01
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41610

INTERACTIVE STRENGTH INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1432916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1005 Congress Ave, Suite 925 Austin , Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 697-8655

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	TRNR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023, was $19,748,292.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2024 was 19,539,131.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December31, 2023 are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and any annual report on Form 10-K contain forward-looking statements that are subject to risks and uncertainties. All statements contained in this annual report on Form 10-K other than statements of historical fact, including statements regarding our future financial performance, our growth strategy, our objectives for future operations and industry trends, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “can,” “may,” “intend,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms, and other comparable terminology that convey uncertainty of future events or outcomes. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business and in the industry in which we operate. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements, including those factors discussed under “Risk Factors.” Forward-looking statements include, but are not limited to, statements regarding:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and maintain future profitability;
•
our business plan and our ability to effectively manage our growth;
•
anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•
our market opportunity, including our potential or anticipated growth of the fitness and wellness industry, including the smart home gym and connected fitness sector of this industry;
•
our internal estimates as to our market opportunities, including our total addressable market;
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
•
the accuracy of our estimates regarding capital requirements and need for additional financing;
•
our expectations regarding the impact of general economic conditions and, geopolitical events; and
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act and as a smaller reporting company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this annual report on Form 10-K and any annual report on Form 10-K. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this annual report on Form 10-K and any annual report on Form 10-K, and are subject to risks and uncertainties.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and under similar headings in our most recent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward- looking events and circumstances discussed in this annual report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should refer to the “Risk Factors” section of this annual report on Form 10-K and any annual report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We cannot assure you that the forward-looking statements in this annual report on Form 10-K and any annual report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

The forward-looking statements made in this annual report on Form 10-K and any annual report on Form 10-K relate only to events as of the date of hereof or thereof. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this annual report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY RISK FACTORS

Before you invest in our common stock, you should carefully consider all of the information in this annual report on Form 10-K, including matters set forth under “Risk Factors.” These risks include, but are not limited to, the following:

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
•
Our results of operations and other financial and non-financial business metrics may fluctuate from period to period due to a variety factors, and as a result, our results from any prior periods, or any historical trends reflected in such results, should not be viewed as indicative of our future financial or operating performance.
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
•
We face risks, such as unforeseen costs and potential liability, in connection with content we acquire, produce, license, or distribute through our service.
•
Our directors and officers and certain holders beneficially own a significant percentage of our common stock, will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.
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
•
We face risks related to intellectual property, privacy, cybersecurity, infrastructure, tax, and accounting matters, as well as risks related to our international operations and other regulatory matters, including contractor classification, export control, anti-corruption, environmental, ESG, and climate change.

•
Resale of the Shares may be at prices below the current market price for our common stock and the issuances of the Shares or any future issuances of our common stock or securities convertible into common stock will result in further dilution and could adversely affect the price of our common stock.
•
We may not use effectively the proceeds that we receive from the sale of the Note or the cash exercise of the Warrant, if any.
•
We face risks related to becoming a public company, our common stock, including delisting of our common stock from Nasdaq if we fail to meet continued listing requirements, as well as general risks, including those related to economic conditions, dependence on key personnel, acquisition-related matters, and litigation, among others.

PART I

Item 1. Overview.

Our Purpose

Our mission is to reinvent how we take care of ourselves through the power of coaching, and to usher in a new era of health, happiness, and longevity.

We believe the most important commitment we make in our lifetime is the commitment we make to our health and wellbeing.

We believe one of the best ways to protect, improve and even transform your health is to work with an expert who knows what you need and can coach you human-to-human, 1:1, to help you reach your goals.

While technology cannot replace a real coach, we believe technology can make connecting with expert coaches more effective, convenient, and accessible than ever before.

Our goal is to create a holistic platform designed to connect people with coaches in all areas of fitness and wellness, including personal training and specialized sport instruction, nutrition, sleep, mindfulness, and physical therapy.

Who We Are

We are Forme, a digital fitness service that combines premium connected fitness hardware products with expert personal training and coaching (from real humans) to deliver an immersive experience and better outcomes for both consumers and trainers. Our health coaching services encompass guidance and coaching on fitness training, nutrition, recovery, sleep, and other health and lifestyle categories. Our health coaching services are delivered primarily by our team of more than 38 trainers, as of December 31, 2023. All of our trainers can deliver personal training and 22 of whom can also deliver health coaching in other areas of wellness. We believe we are the pioneer brand in the emerging sector of virtual health coaching and that our products and services are accelerating a powerful shift towards outcome-driven fitness solutions.

We offer two connected fitness hardware products, the Forme Studio (fitness mirror) and the Forme Studio Lift (fitness mirror and cable-based digital resistance), currently priced at $2,495 and $6,495, respectively. Both products are designed to provide a more integrated and immersive experience than similar connected fitness products currently on the market. The Forme Studio is our base product and features a 43-inch 4K ultra high definition (“UHD”) touchscreen display, which is among the largest and highest definition screens in the connected fitness equipment market, and two front-facing 12 megapixel (“MP”), wide angle cameras designed to facilitate seamless live interaction with a trainer. The Forme Studio Lift also features two cable-based resistance arms that can provide up to 100 pounds of resistance per arm. Our products ship with a set of premium accessories that are included with purchase. We also offer add-on accessories, including our barre, a unique accessory that attaches to the Forme Studio or Forme Studio Lift and enables members to incorporate a wooden ballet barre into their barre routines. Sales of our connected fitness hardware products have accounted for the substantial portion of our revenue to date.

In addition to our connected fitness hardware products, we offer expert personal training and health coaching in different formats and price points so that our members can customize their training plans according to their unique needs. Personal training currently comprises the majority of our health coaching services.

•
Video On-Demand (“VOD” or “On-Demand”): All members who purchase the Forme Studio and Forme Studio Lift are able to access our VOD content library by creating a Forme account and signing up for our monthly membership at a cost of $49 per month. Our VOD content library includes hundreds of On-Demand classes featuring what we believe to be the top fitness instructors in the Los Angeles area. Upon joining the Forme platform, each member is matched with a Fitness Concierge who works to understand specific needs and goals and then curates weekly fitness plans, comprised of On-Demand classes from our VOD content library, that are designed to create a sense of accountability, structure, and motivation for the member. Members may cancel their monthly membership at any time, during which they would no longer have access to any of our VOD content or our health coaching services.

•
Custom Training: For members who desire additional personalization, our Custom Training provides members guidance from real personal trainers. Through Custom Training members work closely with one of our expert trainers who will deliver custom, guided programs that are specifically tailored to the members’ health goals in a range of areas, including movement, fitness, nutrition, recovery, and mindfulness. These programs can include a mixture of On-Demand classes and custom workouts, designed by the coach, with demonstration videos that the member can follow on the Forme Studio, Forme Studio Lift, or on the Forme iOS app (the “Forme Studio app”) at a time that is convenient for them. Additionally, our Custom Training service includes live, regular check-ins on progress and will include two-way messaging through the Forme Studio app, enabling members to keep in regular contact with their trainer to review progress and celebrate successes. This service is charged as a monthly membership for $149/month (inclusive of VOD membership).

Live 1:1 personal training: Our highest touch coaching offering is Live 1:1 personal training, which introduces live training sessions in our members’ training program. Members who opt into Live 1:1 complete an onboarding process and are matched with one of our expert trainers based on the member’s preferences and criteria. Once matched, the trainer takes the member through a fitness assessment during the first session then builds a personalized program for the member based on specific needs and goals. Through our internally developed Live 1:1 software platform we strive to deliver a consistent and high quality user experience for both the member and the trainer that includes value added features like on-screen biometrics (e.g., heart rate and calories burned), an adjustable field of view for the trainer and other on-screen UI elements to provide context and motivation during a session. Coaches training members on the Studio Lift have the ability to adjust resistance for their members during a workout, providing an added level of personalization and service for the member. We offer Live 1:1 personal training as a monthly membership starting at $399 per month, which includes four Live 1:1 training sessions per month, unlimited custom workouts (through our Custom Training offering), and access to our VOD library. We have additional plans available for members who want to train live more frequently and/or need more customization from a health coach.

Our services are accessible via download or streaming through our connected fitness hardware products or via streaming through our standalone Forme Studio app, which is available through iOS mobile devices and most iOS tablets and computers. Members can access Custom Training and Live 1:1 personal training services through the Forme Studio app. We believe the combination of our proprietary software and immersive content combined with our premium connected fitness hardware products and expert coaching network creates a compelling value proposition for our member base and our trainers, and can generate attractive recurring membership revenue.

At the beginning of every member’s journey, they are matched with a Fitness Concierge who works to understand specific needs and goals. Our Fitness Concierge team is currently comprised of personnel with training and expertise in hospitality and membership experience, and with our connected fitness hardware products and health coaching services. In addition to curating weekly fitness plans for members, the Fitness Concierge team assists members from initial onboarding through the entirety of the membership experience, including answering general questions, assisting members with matching and changing trainers depending on a member’s preferences, and addressing other member questions and concerns regarding their fitness goals and experience. Our Fitness Concierge team works with our health trainers to help ensure that each member is maximizing the value of their experience.

What Sets Us Apart

Connected fitness hardware products with services to address a large and growing market

Our product offering is a combination of premium connected fitness hardware products and health coaching services, which we believe significantly differentiates us in our industry. We currently offer three coaching offerings, VOD membership Custom Training, and Live 1:1 personal training. We offer these three coaching services at different price points to enable accessibility and provide choice to our members. We believe the addition of premium connected fitness hardware products, including the Forme Studio (fitness mirror) and the Forme Studio Lift (fitness mirror with digital weight system), through which members can access our trainers, can drive increased customer lifetime values. Our service can also be accessed through our Forme Studio app, which is available through iOS mobile devices and most iOS tablets and computers, which increases the opportunity for consumer engagement and flexibility. We have designed our product portfolio to be modular and customizable so that our product and service offerings can be tailored to a broad range of fitness goals, budgets, and needs, thereby accessing a larger addressable market. We also view the fact that we in-source development and management of our trainers and the hardware and software through which they reach our members, as a key differentiator that allows us to deliver a high quality and consistent integrated experience across our offerings.

Services offer compelling unit economics

By adding services on top of our connected fitness hardware products, we aim to achieve attractive unit economics relative to others in the smart home gym and connected fitness industry. For example, at a 20%-30% member penetration rate, our health coaching service offerings increase our average revenue per device by three times relative to VOD content-only membership, and increase gross profit per device by nearly two times. We believe our service offerings also reduces our reliance on driving volume through brand awareness and product sales, and positions us to achieve attractive levels of annual recurring revenue and profitability.

Source: Internal company analysis. See “Market, Industry, and Other Data” for a discussion of the methodology and assumptions underlying internal company estimates.

Premium hardware enables immersive training experiences

Our premium connected fitness hardware products were designed in-house. The Forme Studio and Forme Studio Lift have a 43-inch 4K display, which we believe is currently the largest and highest definition reflective screen in the connected fitness equipment industry, a built-in microphone, and two 12 MP cameras with body detection and tracking technology to enable high quality, two-way video communication between client and trainer and to maximize the field of vision for our trainers such that they can see their clients throughout the live coaching session. The Forme Studio Lift provides digital resistance up to 100 pounds per arm and is able to auto-adjust resistance based on the user’s profile and can be adjusted remotely by the trainer during a live session.

Engaging VOD content from leading instructors

Our VOD content spans several modalities, including strength, recovery, barre, mindfulness and meditation, Pilates, yoga, and other specialty fitness categories. We produce our VOD content both through our highly skilled in-house team and by contracting seasoned content production and creative professionals. Our VOD content features what we believe to be the top fitness instructor talent in the Los Angeles area. Our Fitness Concierge team curates workout programming from our VOD content library for our members, which provides an enhanced experience for our members, an added sense of accountability, and tailored instruction on how to reach their goals.

Highly qualified trainers who continue to advance their skills and expertise through continuing education

We strive to hire highly experienced trainers in the industry to deliver our services. In 2022, we hired approximately 4% of the 1,500 total applicants that we received to be a trainer on our platform. When recruiting our trainers, we seek to ensure that they have a nationally accredited personal training certification (“CPT”) through industry leading organizations, such as NSCA (National Strength and Conditioning Association), ACSM (The American College of Sports Medicine), ACE (American Council on Exercise), NCSF (National Council on Strength and Fitness), and NASM (National Academy of Sports Medicine). In addition to CPT, as of December 31, 2023, we have 27 trainers on board with additional coaching certifications including Precision Nutrition (PN) certifications for nutritional coaching. Once onboard, our trainers go through a proprietary eight-week training curriculum, taught by our team of seasoned fitness industry professionals, prior to being matched with our members. After onboarding and to help retain top talent as our member base grows, we provide our trainers with ongoing education to ensure continued skill advancement in their careers.

Access to multiple, cost-effective customer acquisition channels

We believe our business model positions us to access multiple, cost-effective customer acquisition channels, which in turn presents a compelling value proposition. Our customer acquisition strategy is based on the belief that our technology can be employed to digitize health coaching in other markets. While direct-to-consumer channels can provide the quickest path to initial growth, we have also invested early in developing channels that we believe may yield more cost-effective customer acquisition rates in the future. For example, we anticipate initiating strategic relationships in sport sectors, and expect to continue our expansion into the corporate wellness sector, which we believe can enable us to scale efficiently and reach new target audiences.

Seasoned leadership team of fitness industry professionals

We have assembled a seasoned leadership team that has experience building industry-leading connected fitness and coaching products. Members of our team have extensive expertise in the connected fitness and general health and wellness industries, including previous tenures at highly recognized names in the industry, such as Equinox, Peloton, and Exos. Our founding team believes deeply that health coaching is key to fitness outcomes, and we believe we have assembled talent with deep experience in both technology and personal training to bring the most advanced virtual health coaching platform to the market.

Our Industry and Opportunity

Industry

We participate in the large and steady growing health and wellness industry. According to the 2021 Global Wellness Institute, total global spending in the wellness industry in 2020 was $4.4 trillion, of which approximately $740 billion was spent on fitness and other categories of wellness, including yoga, barre, and Pilates. Additionally, according to the International Health, Racquet & Sportsclub Association (“IHRSA”), the U.S. gym and health club industry had a total of approximately 64 million gym memberships and generated $35 billion of revenue in 2019, representing compound annual growth rates (CAGR) of 4% and 6%, respectively, since 1997, which we believe signals consistent underlying growth in demand for fitness offerings.

Our current product portfolio, which consists of our Forme Studio, Forme Studio Lift, and health coaching services, including our VOD membership, and Live 1:1 personal training, addresses a large consumer base. Leveraging data from the Bureau of Labor Statistics and IHRSA, we estimate that within the U.S. market, approximately 32 million people participate in strength training and over 8 million people participate in personal training services in a given year. Based on information from Fortune Business Insights, we estimate that over $5 billion of fitness equipment was purchased in the United States for in-home use in in 2021. For a discussion of the methodology used in estimating participation rates, see “Market, Industry, and Other Data.”

Opportunity

We view our market opportunity in terms of a TAM, which we believe is the market we can reach over the long-term in our current markets with our current and future product and service offerings.

According to our research, we believe our TAM includes nearly 10 million households, representing total potential revenue of $18 billion, all of which is in the United States. Our TAM consists of households in our current market, the United States, that earn an annual income of $100,000 or greater and have one or more fitness participants in the home. We define a “fitness participant” as someone who engages in some form of fitness training at least once per week. The average annual revenue per household is based on our conservative internal estimates of average revenue per device of $1,800/year, which consists of membership and services revenue, assuming a penetration rate of 30-40% of services within our member base. For a discussion of the methodology used in determining our TAM, see “Market, Industry, and Other Data.”

Compelling Industry and Market Trends

The fitness industry has seen steady growth driven by increased participation in health and wellness activities.

We believe changing generational attitudes towards fitness and increased awareness of the connection between exercise and positive health outcomes are contributing to increased participation, as illustrated below. According to IHRSA, health club industry revenue in the United States grew by approximately 6% annually from 1997 through 2019 (prior to the COVID-19 pandemic), and has demonstrated resilience during times of economic recession, as illustrated below. Since 2019 and reflecting the impact of the COVID-19 pandemic, closures of gyms and health clubs significantly impacted the brick and mortar fitness industry, driving a 57% decrease in overall health club industry revenue from $35 billion in 2019 to $15 billion in 2020, according to IHRSA. Based on data compiled by Piper Sandler, we believe health club revenue has recovered to $28 billion in 2021 as gyms reopened, despite the challenges caused by the COVID-19 pandemic, which we believe indicates the underlying interest in participation in health and wellness remains strong.

Source: Bureau of Labor Statistics, Sports and Exercise, May 2017 (left), 2021 IHRSA Global Report, compiled by Piper Sandler based on data from other third-parties, including IBISWorld, Morgan Stanley research, and LEK (2021 revenue) (right)

Consumers are shifting consumption of fitness to digital

In 2020 and 2021, the COVID-19 pandemic significantly impacted the gym and health club industry (see discussion above). During this time, consumers rapidly shifted consumption of brick and mortar fitness offerings to digital offerings. According to Mindbody Business, a business management platform for the wellness services industry, 80% of consumers accessed livestream fitness content in 2020 as compared to 7% in 2019. At the time, of those consumers, 46% said that they intend to include virtual workouts as a regular part of their routine even now that gyms and studios have reopened. The gym and health club industry began to recover in 2021, with domestic revenue reaching $28 billion. However, revenue has not yet reached pre-COVID levels, according to IHRSA data from 2021, which we believe signals a shift in consumer preferences to virtual offerings.

Strength training is the largest segment within the fitness industry.

Within the broader fitness industry, we believe the strength training category is large and well-positioned for growth. According to the Bureau of Labor Statistics, participation in strength training on average is larger than all of cardio equipment combined. Despite high overall participation rates relative to other forms of exercise, strength training under-indexes with two key demographics – women and adults over 55 – where participation rates are 30% and 19%, respectively. Accordingly, we believe there is a significant opportunity to increase participation among these groups by offering more compelling and more customized strength training equipment options for home use, paired with expert coaching and instruction.

Source: Bureau of Labor Statistics, Sports and Exercise, 2015-2021

The need for health coaching has grown beyond fitness

Traditional offerings in the fitness industry are often “self-serve” in that individuals utilize equipment and gym memberships but often without the guidance of expert health coaching, contributing to low satisfaction and high attrition. According to IHRSA, nearly 50% of new gym members quit within six months of joining a club. Furthermore, the COVID-19 pandemic has driven consumers to focus more on their overall well-being, and turn to physical exercise as a way to improve mental health and increase longevity. We believe health coaching is the most effective way to drive consistency, engagement, and positive outcomes among consumers and is well-aligned to expanding consumer wellness preferences and goals.

Premium offerings attract majority of revenue in the fitness industry

We believe the premium end of the market is the most attractive sector to target with our products and health coaching services, as evidenced by data on consumer behavior and spending habits. For example, in the United States, according to IHRSA, fitness participation tends to be highly correlated with household income, suggesting that increased disposable income is associated with increased time and money spent on fitness, which we believe makes the premium end of the market the most compelling for our products and health coaching services. Further, this dynamic is also reflected in the distribution of consumer spend seen in the gym memberships. According to IHRSA, premium gyms, which are defined as those costing approximately $100 or more per month in membership fees, account for 32% of total gym memberships and generate 73% of overall gym revenue, indicating that most of the spend in the industry is at the premium end.

(1)
IHRSA – membership mix across gym tiers assumed to be constant from 2016-2020

Source: Bureau of Labor Statistics, Sports and Exercise, May 2017 (left), 2020 IHRSA Global Report (right)

Wellness services are gaining share and coaching services are just starting to digitize

In fitness, nearly 70% of spending has historically been weighted toward products rather than services, according to McKinsey. However, wellness services and apps are gaining ground. According to McKinsey, in 2022, approximately 45% of consumers intend to spend more on wellness services or app-based wellness services over the next year, while approximately 25% intend to spend more on fitness products.

Health coaching can often result in optimal fitness outcomes because coaches offer expert guidance, accountability, and motivation, but we believe that these services have historically been inaccessible to many due to cost and lack of convenience. We believe digitization can lower the cost of personal training and health coaching, primarily due to lower distribution costs relative to gyms. Further, digitization can increase peak capacity and utilization for service providers, and increase convenience for clients.

Source: Internal company research informed by interviews with personal trainers (left), internal member usage data on most common times to work out by time zone (right)

While the COVID-19 pandemic has accelerated the adoption of digital, on-demand fitness products and services, and while we expect that there may be some short- to medium-term fluctuations in demand if and to the extent the COVID-19 pandemic continues to ease, we believe live virtual health coaching services are still in the early phases of growth and have the potential to continue to grow over the longer-term. We believe the continued digitization of fitness services should contribute to growth of the overall market and benefit market participants that are positioned with digital platforms capable of connecting consumers to expert health coaching services in the United States and globally.

Demand for convenient fitness options

Household trends, work from home, and the rise of mobile technology make it challenging to balance time between family, work, and personal health and wellness, resulting in increasing demand for convenient fitness options. Digitization increases convenience of fitness options for consumers, enabling them to train from home and increasing flexibility to schedule with trainers from different time zones. Trainers are increasingly becoming attracted to digital platforms as well. Digital platforms reduce the time spent on traveling to clients, while value-added tech tools increase efficiency and effectiveness. According to the Personal Trainer Development Center, nearly 83% of trainers plan to offer virtual services compared to 40% of trainers prior to the COVID-19 pandemic.

Growth strategies

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

Reduce the cost of personal training and expand addressable market without sacrificing quality

We are exploring ways to leverage our products, technology, and proprietary trainer education platform to bring the cost of coaching down incrementally, while maintaining an unwavering focus on the quality of the coaching experience we deliver to our members. This strategy is key to our medium- to long-term objectives, as we believe we can expand the addressable market for coaching services by reducing the per session cost and increasing accessibility of expert coaching services through our hardware and mobile experiences.

Build out partnership ecosystem

We plan to continue to build our strategic partner ecosystem with a focus on relationships that enable us to extend our platform to new audiences. We are pursuing opportunities in a number of attractive verticals, including sports, physical therapy and rehabilitation, and telemedicine. We are continuously identifying and evaluating opportunities to apply our coaching know-how in new and innovative ways to expand our reach and impact.

Expand corporate wellness

We intend to continue expanding our recently launched corporate wellness initiative. Historically, corporate wellness programs were generally one-size-fits-all solutions for employees, such as corporate gyms. The rise of the hybrid workforce has made robust corporate wellness both an imperative and a challenge for many companies. We believe our comprehensive product portfolio makes us a better fit for modern corporate wellness programs than many existing alternatives. Our solution enables corporations to provide all of their employees with a coaching service regardless of whether they work from home, in the office, or both. Our multi-pronged service offering also provides a new level of customization that can be adapted to employees at virtually all levels of tenure.

Expand into new geographies

We intend to expand the international reach of our product and service offerings. With more than 180 million people belonging to gyms globally in 2019, according to IHRSA, we believe there is significant opportunity to grow internationally. For example, we are currently evaluating potential international expansion with the United Kingdom and Canada, although we have not yet made any definitive plans regarding such expansion or the potential timing thereof. We plan to pursue disciplined international expansion by targeting countries with high fitness penetration and spend, as well as the presence of boutique fitness, and where we believe Forme’s value proposition will resonate.

Our Compelling Value Proposition

For Members

High-quality trainers – Our trainer recruitment engine was built by seasoned industry veterans from well-known personal training brands. Our hiring criteria is extremely selective, and our interview process consists of multiple rounds and programming reviews.

Better match with trainer – We employ a rigorous methodology to match our members with a trainer that is the best fit for their goals. Because of our virtual platform, we can match members across a larger pool of trainers to find the perfect fit without geographical limitations. Our matching algorithm considers factors such as fitness goals, motivation preferences, physical limitations, and more when presenting a match. In addition, our Fitness Concierge team works with members to pair them with a trainer based on the member’s unique needs, preferences, and goals. Members and trainers will then have a virtual “meet and greet” session and a mobility fitness screening, which our trainers use to determine how to achieve each member’s goals in an effective yet safe manner.

More affordable – We believe, based on industry data, that the pricing of our virtual coaching offerings are on average less expensive than a monthly gym membership or the monthly cost of in-person personal training. The average monthly cost of in-person personal training rates at premium gyms is estimated to be $400 per month, according to Lessons.com. Our Custom Training offering provides a full month of customized workouts created by a real personal trainer, and is currently priced at a fraction of the price of personal training. Our monthly VOD membership is currently $49 per month and is less expensive than most monthly gym memberships and monthly spend at boutique fitness classes, according to IHRSA

We offer qualified customers in the United States 12-, 18-, and 36-month, 0% APR financing programs through Affirm, our third-party financing partner. Our financing programs have successfully broadened our base of members by attracting consumers from a wider spectrum of ages and income levels. In 2023, approximately 7% of all Forme Studio or Forme Studio Lift units sold were financed.

More convenient – Our coaching offering can be accessed through multiple platforms and devices so customers can workout at home or on the go. Our VOD content, and Custom Training offering, can be accessed at any time, providing members the flexibility to fit workouts into their lifestyle and schedules.

Trainers

More convenient – Our platform provides trainers the opportunity to work from home and eliminate time spent on the road traveling to gyms and clients’ homes. Virtual training also eliminates the inefficiency of “dead times” during the afternoons, when trainers typically do not have clients. Our ability to match trainers across time zones means that coaches can choose to work only in the mornings or in the evenings.

Higher earning potential – Our platform has created new opportunities for trainers to increase their earning potential, driven by increased capacity to take on clients during peak hours. The time saved from commuting can instead be spent with more clients. We believe many trainers also earn more per session with Forme than they typically would in the gym. According to ISSA, on average, gyms take a 40-70% margin on each session, while Forme’s platform is approximately 30% margin for training.

Continuing education – Trainers on our platform also have the opportunity to continue their development through our proprietary education program. Upon joining, trainers must complete a mandatory eight-week program focused on honing their virtual training skillset. After onboarding, trainers are encouraged to participate in continuing education facilitated by our training team in order to advance their skillset on our platform, which in turn can increase the fees charged for their training services.

Forme Platform Offerings

The Forme platform delivers an immersive and dynamic at-home fitness experience through our VOD content, curated personalized fitness programming, Live 1:1 personal training, and other health coaching services, which are accessible via download or streaming through our connected fitness hardware products and via streaming through the Forme Studio app, which is available through iOS mobile devices and most iOS tablets and computers. Our connected fitness hardware products include the Forme Studio and Forme Studio Lift, as well as accompanying equipment and accessories. The design and technology of the Forme platform enables our members to engage in a virtual yet truly immersive training experience, whether through On-Demand classes or through our Live 1:1 personal training services. Our VOD content library includes a variety of individual classes and multi-week programs spanning a range of modalities, including strength training, meditation, barre, yoga, and recovery, among others. Through our VOD membership, all of our members have access to a Fitness Concierge who can curate weekly personalized fitness programs free of charge to suit each member’s fitness level, needs, preferences, and goals, and help each member maximize the value of their Forme platform experience. In addition to providing a wide range of programs and On-Demand classes through our VOD content library, accessible via download or streaming through our connected fitness hardware products and via streaming through the Forme Studio app, we offer Live 1:1 personal training and health coaching services that enable our members to workout with expert trainers from the convenience of their own homes or devices. All members who purchase the Forme Studio and Forme Studio Lift are able to access our VOD content library by creating a Forme account and signing up for our monthly membership at a cost of $49 per month, and can cancel their membership at any time. As of November 2022, we also offer memberships to the Forme platform without purchase of the Forme Studio or Forme Studio Lift.

Forme Studio Connected Fitness Hardware Products

Our connected fitness hardware products include the Forme Studio, launched in 2021, the Forme Studio Lift, launched in 2022, and various accessories, including the Forme Barre attachment that can be used with both products. The Forme Studio and Forme Studio Lift were both designed to provide an immersive workout experience delivered through innovative hardware, software, and VOD content.

Our Forme Studio features:

•
a 43” fully mirrored touchscreen to facilitate app-free navigation;
•
4K UHD resolution and a life-size height to provide a virtual, immersive experience;
•
Two front-facing 12 MP full body cameras designed for two-way live interaction, enabling members to work with a live trainer in a virtual setting similar to an in-person experience;
•
Internet wired connectivity and 802.11ac wireless networking, which is IEEE 802.11a/b/g/n/ac compatible;
•
Bluetooth headphone and heart rate monitor syncing ability; and
•
Sound system with microphone and rear-facing speakers.

The Forme Studio ships with the following accessories and equipment:

•
Yoga mat;
•
Heart rate monitor;
•
Microfiber cleaning towel;
•
Camera covers; and
•
Mounting hardware.

Forme Studio Lift includes all the components of the Forme Studio as well as the additional following equipment:

•
Two Forme handles;
•
One rope grip;
•
Two ankle straps;
•
One short bar; and
•
Storage cabinet.

We currently sell our Forme Studio for $2,495 and our Forme Studio Lift for $6,495. We offer qualified customers in the United States 12-, 18-, and 36-month, 0% APR financing programs through Affirm, our third-party financing partner.

Fitness Content, Instruction, and Personal Training and Health Coaching Services

The Forme platform delivers an immersive at-home fitness experience through accessing VOD content, Live 1:1 personal training, and other health coaching services. The design and technology of the Forme platform enables our members to engage in a virtual yet truly immersive training experience, whether through On-Demand classes or through our Live 1:1 personal training services. Our VOD content library and instruction and health coaching services are accessible via download or streaming through our connected fitness hardware products, as well as via streaming through the Forme Studio app, and are offered at difference price points depending on format and, in the case of our Live 1:1 personal training services, depending on the needs of the member and the experience level of the personal trainer.

Fitness Content and Instruction

Our VOD content spans strength, recovery, barre, mind, Pilates, yoga, and other specialty categories. We produce our VOD content both through our highly skilled in-house team and by contracting seasoned content production and creative professionals, and we feature what we believe to be the top fitness instructor talent in the Los Angeles area. In addition, we intend to develop localized content for international regions in the future, such as Canada and the United Kingdom. Our team of qualified and experienced health coaching professionals curate workout programming for our members giving those members an enhanced experience, an added sense of accountability, and instruction on how to reach their goals.

Our systems allow us to collect anonymized performance data to understand how our members are engaging with the platform in order to optimize our content development around fitness disciplines, class type, length, music, and other factors. We have developed a diverse collection of fitness and wellness programs and On-Demand classes across a range of fitness disciplines, class types and lengths, fitness preferences, trends, and difficulty levels. Members can easily access our content through our touchscreen interface which features intuitive filtering and search capabilities. In 2021, our content production team developed hundreds of original On-Demand classes, across eight fitness and wellness disciplines.

Personal Training and Health Coaching

Our expert team of more than 38 trainers provide personal training and health coaching services to our members. Our trainers are highly experienced, undergo a thorough interview process, and are required to complete comprehensive internal education and development programming as well as continuing education once they are on our platform. Specifically, upon joining, trainers must complete a mandatory eight-week program focused on honing their virtual training skillset. While we have not historically conducted background checks on our personnel, we intend to implement additional background screening procedures. After onboarding, trainers can participate in continuing education facilitated by our training team to advance their skillset on our platform. Our Fitness Concierge service works with members to pair them with a trainer based on the member’s unique needs, preferences, and goals. Members and trainers will then have a virtual “meet and greet” session and a mobility fitness screening, which our trainers use to determine how to achieve each member’s goals in an effective yet safe manner. Trainers often provide services to their clients through a combination of live sessions, custom workout programming, and curated fitness programs comprised of On-Demand classes from our VOD content library. Our Live 1:1 personal training service also provides members flexible scheduling with monthly rollover for unused sessions, customized workouts, and expert coaching in holistic areas such as movement, fitness, nutrition, recovery, and mindfulness. Members are also able to train with trainers certified in specialized areas such as pre-and post-natal workouts, post-surgical rehabilitation, and sports-specific performance.

Forme Platform Membership

Access to our VOD content library and health coaching services on the Forme platform, whether via download or streaming through our connected fitness hardware products or via streaming through the Forme Studio app, is available by signing up as a member. All members who purchase the Forme Studio and Forme Studio Lift are able to access our VOD content library by creating a Forme account and signing up for our monthly membership. We offer Live 1:1 personal training as a monthly membership starting at $399 per month, which includes four Live 1:1 training sessions per month, unlimited custom workouts (through our Custom Training offering), and access to our VOD library. Our memberships are charged on a month-to-month basis, allow for multiple household users, and provide unlimited access to our VOD content library. A monthly membership also includes streaming access to our VOD content library through our Forme Studio app, which is available through iOS mobile devices and most iOS tablets and computers. Our memberships allow up to six members of a household to access our VOD content library. Our On-Demand membership is currently offered on a $49 per month membership fee and our Live 1:1 personal training service is currently offered as an add-on service with sessions currently ranging from $70-$130 per 60-minute session, depending on the needs of the member and the experience level of the personal trainer. Our Live 1:1 personal training services have a personal trainer satisfaction guarantee and are billed monthly and cancelable at any time.

Forme Studio App

We currently offer our Forme Studio app as a standalone mobile offering. Members can access our personal training services via our mobile app or through purchasing the Forme Studio or Studio Lift. The Forme Studio app currently includes full access to our VOD content library, as well as our coaching offerings. We define a Forme Studio app member as an individual or household that has a paid Forme Studio membership with a successful credit card billing of at least three months.

Strategic Relationships

A key component of our strategy is to establish and expand strategic partnerships within the fitness and wellness industry to help accelerate expansion of our business and build our brand recognition. To date, we focused on building strategic relationships in the fitness space, primarily through content collaborations.

We have developed, and intend to continue to develop and expand, collaborations with companies across the hospitality, fashion, sports, and design industries. Our current and potential partners include international hotel chains, celebrity trainers, interior designers, celebrity stylists and boutique fitness clubs. These strategic relationships tend to be focused on generating awareness of our brand by accessing audiences and followings and educating them regarding our products and services.

Product Design and Technology Development

We view our product design and technology as a competitive advantage and devote substantial resources to the design, research and development of new products and features to complement and improve upon our platform.

We believe that our future success depends on our ability to both improve our existing products and to develop new products for both existing and new markets. We design our own connected fitness hardware products. We invest substantial resources in research and development to enhance our platform, develop new products and features, and improve our platform infrastructure. We believe our content delivery and interactive software platform are critical to our member experience. We plan to continue to commit significant resources to technology and product design, innovation, and development.

Our product design, engineering, and research and development organization consists of strong engineering, product, and design teams which collaborate across software, firmware, hardware, quality assurance, program management, product design and product management. Our teams are comprised of individuals with a diverse set of skills and industry experience, including expertise in complex mechanical and electrical/firmware design (with motor systems), scalable distributed systems, video and audio machine learning, artificial intelligence, and user-centric application engineering. Our engineering, product, and design teams work together to bring our products to fruition, from conception and validation to implementation. We improve our existing products through frequent software updates, which are downloaded automatically approximately every month, to deploy new and innovative interactive features. We generally provide a 12-month limited warranty for the Forme Studio and Forme Studio Lift. See “Risk Factors – Risks Related to Our Business and Industry – We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and results of operations.” We are committed to leveraging data to continuously improve our member experience by studying and understanding points of interaction and how our members use our software features. As of December 31, 2023, we had 14 employees across our engineering functions, including 2 employees in our product design and product management functions. Our engineering and product teams are located in the United States.

Video streaming and storage are provided by third-party cloud providers. By leveraging these third parties, we are able to focus our resources on enhancing our products and developing new software features. In addition, our technology platform is designed with redundancy and high utilization capacity in order to minimize member service disruption.

Sales and Marketing and Member Support

Our goal is to increase brand awareness and purchase intent for our products and services. We market our products through various paid channels including Facebook and Google, as well as through unpaid channels driven by referrals and public relations initiatives. We use a combination of brand and product-specific performance marketing to build brand awareness and generate sales of our products and services. Our marketing strategies have focused on product education and broadening our demographic reach. Our target demographic segments include members making greater than $100,000 in annual household income.

We promote our products and brand through various means, including digital marketing and online advertising, press releases, contributed articles, speaking opportunities, trade events, customer events, public relations, and industry analyst relations. We believe video has been the most effective medium to communicate the features of our offering. We primarily market through advertisements on social media to reach our target audience, focusing on incremental return on investment. Our direct-to-consumer model allows us to conduct frequent tests in our sales channels, including testing our brand creative and messages, allowing us to further optimize marketing spend. We also selectively test alternative marketing channels, such as podcasts, connected TV, and direct mailing.

Direct to Consumer, Multi-Channel Sales Model

We sell our products directly to customers through a multi-channel sales platform that includes e-commerce and inside sales. Our sales associates use customer relationship management tools to deliver a personalized and educational purchase experience.

•
E-Commerce and Inside Sales: Our desktop- and mobile-compatible website provides an elevated brand experience where visitors can learn about our products and services and access product reviews. Our inside sales team engages with customers by phone, email, and online chat on our websites, and offers one-on-one sales consultations seven days a week.
•
Commercial: We believe that the commercial and corporate wellness markets are important to driving trial and brand awareness. For example, we believe providing access to our platform through hospitality or workplace locations helps keep our members engaged during travel or at work, creating further member engagement, loyalty, and convenience. We believe the commercial channel provides us with a valuable opportunity to introduce our product to wider audiences and allow for physical, on-product experiences outside of a store or showroom.

Member Support Services

Our member support team encompasses our member engagement staff, our field operations team, and our Fitness Concierge team focuses on retention and customer satisfaction. Our member engagement staff identifies, evaluates, and implements new ways to promote engagement with our members and to help members reengage with our platform when activity has lapsed, such as monitoring member activity and reaching out via email in the absence of recent activity generally within the preceding three months. The member engagement staff also collects and responds to member feedback about our products and services. Our field operations team provides support regarding sales, scheduling, delivery, installation, account and billing inquiries, troubleshooting and repair, product education, returns and exchanges, and other member requests. This team primarily works remotely and is distributed across the United States. Our Fitness Concierge team is currently comprised of personnel with training and expertise in hospitality and membership experience, and with our connected fitness hardware products. The Fitness Concierge team assists members from initial onboarding through the entirety of the membership experience, including answering general questions, assisting members with matching and changing personal trainers depending on a member’s preferences, addressing other member questions and concerns regarding their fitness goals and experience, and curating weekly personalized fitness programs free of charge to suit each member’s fitness level, needs, preferences, and goals. Our Fitness Concierge team works with our trainers to help ensure that each member is maximizing the value of their experience. We also utilize additional third-party support services in areas such as web chat messaging and customer relationship management tools, and intend to increasingly do so as we grow in order to efficiently scale.

Manufacturing

We outsource the manufacturing of our products to multiple manufacturing partners located primarily in Taiwan. We believe this outsourced manufacturing approach allows us to focus our resources on the design, development, quality and reliability management, marketing, and sales of our products. In addition, we believe that outsourcing our manufacturing activities provides us with the flexibility needed to respond to new market opportunities, simplifies our operations, reduces risk, and significantly reduces our capital commitments. The components and parts used in our products are sourced either directly by us or on our behalf by our manufacturing partners from a variety of component suppliers. We have strict qualification processes to qualify new suppliers, components, and parts. We have a supply chain team which coordinates the relationships between our manufacturing partners and component suppliers. This team is responsible for cost, quality, and efficiency in the manufacturing processes and for ensuring that timely delivery is made. We regularly audit our existing manufacturing partners, and component suppliers, and evaluate new partners and suppliers, to help ensure that we can scale our manufacturing base as we grow our business.

We do not have long-term supply agreements with most of our third-party manufacturing partners, and we purchase from our primary manufacturers on a purchase order basis. Our product purchase orders outline the delivery terms of our agreement with these manufacturing partners. Our manufacturing partners must follow our product design specifications, quality assurance programs, and manufacturing standards. We have developed preferred relationships with our partners to maintain access to the resources needed to scale seasonally and ensure our manufacturing partners have the requisite experience to produce our Forme Studio System products and accessories. We pay for and own certain equipment specifically required to manufacture our products. We have purchase commitments based on our purchase orders for certain amounts of goods, work-in-progress and components.

We depend on these third parties to supply us with products of a requested quantity in a timely manner that meets our standards for cost and manufacturing quality. If our current third-party manufacturing partners cannot perform as agreed, we may be required to replace those manufacturers. We may be unable to establish any agreements with third-party manufacturing partners or to do so on acceptable terms, in particular with respect to the manufacture and supply of our Forme Studio System equipment. Although we believe that there are potential alternative suppliers, we may incur added costs and delays in identifying and qualifying any such replacement. In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, including maintaining adequate inventory of any single source components and products. To date, we have not experienced material delays in obtaining any of our components or products.

We subject our third-party manufacturing partners to our standard qualification requirements to meet our quality and reliability standards. At each of our manufacturers’ facilities, we have a quality team that is involved throughout the entire development process. To help ensure consistent quality, we routinely perform product audits on non-core suppliers and staff full-time supplier quality engineers at core product manufacturing sites. We believe our ability to work closely with our third-party partners to optimize the manufacturing and production processes for our products provides us with a meaningful competitive advantage.

In addition to a stringent list of qualification tests that take place prior to releasing our designs to manufacturing, Manufacturing quality testing takes place in two stages: first, before the product leaves Taiwan, and second, at our warehouse facility in the United States, prior to installation at the customer’s location. For example, we conduct in process quality checks at various stages of production and “end of line” final tests which serve as quality controls at the end of the manufacturing line in Taiwan and must be completed before the product can be shipped to us in the United States. Once we receive the product, we again inspect units and validate the product again before installation at the user’s home, giving us a secondary degree of quality assurance before a user engages with the product. We provide various physical and user interface safety features to guide users on how to interact with the product safely and obtain all necessary product qualifications.

The technology embedded in our platform incorporates various components, including semiconductors, which are developed from silicon wafers, the most important raw material used in our products. As a result, our manufacturing processes are subject to risks and trends within the semiconductor industry generally, including wafer foundry manufacturing capacity, wafer prices, and production yields, as well as timely wafer delivery from foundries to our manufacturing partners and regulatory and geopolitical developments in various jurisdictions. If the cost of raw materials increases, or our manufacturing partners experience difficulties in obtaining sufficient components of sufficient quality for incorporation in our products, it could impact our ability to deliver products to our customers in a timely manner and adversely impact our business, financial condition, and results of operations, including our gross margins. For example, future global pandemics similar to the COVID-19 pandemic, may cause manufacturing and supply constraints that affect our products and increased tensions between the United States and its trading partners, particularly China, may negatively impact the supply of certain components incorporated in our products. See “Risk Factors – Risks Related to Suppliers, Manufacturers, and Other Ecosystem Partners.”

Logistics and Fulfillment

We have established a nationwide network of logistics and operations centers, leveraging third-party providers to support our internal logistics resources. We currently work with third-party logistics providers to handle warehousing, shipment and delivery, including middle-mile (warehouse to major city hub) and last mile (major city hub to member’s home) delivery of our connected fitness hardware products, including the Forme Studio and Forme Studio Lift. Our third-party logistics partners also provide white glove installation services of our products. Our in-house logistics and field support teams are responsible for training our third-party logistics providers on how to safely and correctly install our products, coordinating shipment and delivery matters, and communicating with our members throughout the entire pre-installation process. Our in-house team is also equipped to perform installations in all of our markets as needed. Our in-house logistics and field support teams offer product education, assistance with account set up, and tips and recommendations for product care. We currently expect to continue to outsource our shipment, delivery, and installation services. We do not have any minimum or long-term binding commitments with our third-party logistics providers and are generally billed upon shipment of the freight. We believe alternative third-party logistics services would be available if needed. As we grow our logistics network, we believe we will be able to efficiently service products and deploy and install replacement parts for our members.

We intend to increase our logistics and field support coverage in locations we identify as cost-effective delivery markets throughout the United States and, in the future, in new international regions. To further scale our distribution system and maintain flexibility, we intend to expand our relationships with third-party providers that deliver our products from multiple locations in the United States. Third-party fulfillment partnerships allow us to reduce order fulfillment time, reduce shipping costs, and expand our geographical reach.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain patent and other intellectual property protection with respect to our products and the technology we develop. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, and contractual commitments, to protect our intellectual property and proprietary know-how.

Patents

As of December 31, 2023, we owned (i) more than 18 issued patents and/or pending applications in the United States and (ii) more than 74 issued patents and more than 6 pending patent applications in foreign jurisdictions. The inventions covered by our patent and patent application portfolio primarily relate to various hardware and software inventions that may or may not be embodied in our current or future products. The issued United States patents are expected to expire between 2036 and 2040. We periodically review our development efforts to assess the existence and patentability of new intellectual property. We expect to continue to file patent applications in the United States and abroad covering technologies and productions considered to be important to our business. We seek to protect proprietary technology related know-how that is not covered by our patent portfolio as trade secrets through contracts and policies to the extent that we believe it to be beneficial and cost-effective.

Trademarks

As of December 31, 2023, we owned (i) two registered trademarks in the United States; (ii) five registered trademarks in various states; and (iii) two trademark grants of protection covering the United Kingdom and European Union via an International Registration. We expect to continue to file trademark applications in the United States and abroad covering trademarks considered to be important to our business.

Trade Secrets and Other Intellectual Property

In addition to patent protection, we also rely on other proprietary rights and contractual obligations, including protection of trade secrets and other proprietary information that is not patentable or that we elect not to patent (for example, where we may not believe patent protection of a specific product or technology is critical to our business strategy at the time). We rely on contractual protections with our customers, suppliers, employees, consultants, and contractors, and we implement security measures designed to protect our intellectual property, including trade secrets. For example, all employees and consultants are generally required to execute confidentiality and invention assignment agreements in connection with their employment and consulting relationships with us, except with respect to content produced pursuant to specific strategic partnerships. However, we cannot guarantee that we have entered into such agreements with every such party, and we may not have adequate remedies in case of a breach of any such agreements.

Monitoring Unauthorized Use of Intellectual Property

Monitoring unauthorized use of our intellectual property is difficult and costly. Despite our efforts to protect our intellectual property, unauthorized parties may still copy, misappropriate, or otherwise obtain and use our software, technology, or other information that we regard as our proprietary intellectual property.

In the ordinary course of our business, we may become party to disputes involving intellectual property rights. Depending on the situation, we may defend our position, seek to negotiate a license or engage in other acceptable resolution that is appropriate to our business. See “Risk Factors – Risks Related to Our Intellectual Property.”

Competition

The fitness industry, including the smart home gym and connected fitness industry, is highly competitive. We face significant competition from multiple industries and exercise verticals, including at-home fitness equipment and content, fitness clubs, in-studio fitness classes, in-person personal training, and health and wellness apps. We expect the competition in our industry to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with ours.

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, create more compelling employment opportunities, or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may also develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising, or be better positioned to withstand substantial price competition. Current and potential competitors have established or may establish financial and strategic relationships between themselves or with our existing or potential customers, manufacturing partners, or other third parties. Any of the foregoing may enable our current and future competitors to better withstand adverse economic or market conditions, such as those caused by the current COVID-19 pandemic.

We believe that we provide a compelling, cutting-edge and engaging service to our customers, which we believe provides us with a competitive advantage versus traditional fitness and wellness products and services, and future entrants. We believe we are competitive with other industry participants principally as a result of the following factors:

•
Superior and compelling product offerings: We compete with producers of fitness products and strive to ensure that our platform provides innovative and engaging features, content, technologies, and user-friendly features.
•
Member engagement and support: We compete for customers to subscribe to the platform and to retain them through superior member support and engagement.
•
Talent: We compete for talent in technology, media, fitness, design, logistics, music, marketing, finance, legal, and retail. As our platform is highly dependent on technology and software, we require a significant base of engineers to continue innovating.

In addition, other competitive factors in our industry include:

•
total cost;
•
manufacturing efficiency;
•
enhanced products and services;
•
content originality;
•
product quality and safety;
•
competitive pricing policies and practices;
•
product innovation;
•
market vision;

•
sales and marketing strategies;
•
technological advances; and
•
brand awareness and reputation.

We believe we compete favorably among competitors across all of these factors.

Human Capital Resources

General

As of December 31, 2023, we had 27 full-time equivalent employees located in the United States across San Francisco, New York, Los Angeles, and other cities and 9 full-time equivalent employees located in Taiwan across manufacturing and supply chain functions. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We also engage fitness instructors and fitness content production personnel on an independent contractor basis. Our utilization of independent contractors fluctuates significantly depending on several factors, including the growth of, and demand for new fitness content by, our member base. For example, from January 1, 2021 through March 31, 2022, we engaged more than 165 independent contractors to produce additional content due to increased demand for On-Demand classes.

Employee Relations

Our core philosophy is that our employees are our most important resource, dedicating their talents, time, and professional reputations to the Company. Our success has been built on attracting, motivating, and retaining a talented and driven workforce, particularly on our research and development teams, but also our senior management and support personnel. We have a diverse workforce that represents many cultures and we celebrate our diversity by fostering inclusion across our organization. Diversity is both a priority and strength of our company. Our employee base reflects diversity in backgrounds and experiences and each employee contributes different perspectives, ideas, strengths, and abilities to our business. Our training and development program focuses on a harassment-free workplace and diversity topics, as well as ethics and compliance. We consider our global employee relations to be good.

Our objective is to attract and retain talented and experienced personnel, including personal trainers and fitness instructors, advisors, and consultants. To ensure a varied outreach approach for candidates, our team members often leverage their professional networks, as well as online search tools, specialized recruiting firms, internships and university hires. In order to motivate our team to perform to the best of their abilities and achieve both our short-and long-term objectives, we offer a combination of competitive base salary, time-based equity incentives and discretionary bonuses, which have generally been linked to financial performance that are designed to motivate and reward personnel with annual grants of stock-based incentive compensation awards, some of which vest over a period of four years. We offer competitive benefits tailored to local markets and laws and that are designed to support employee health, welfare and retirement; examples of such benefits include paid time off; remote working/work from home flexibility, 401(k), pension or other retirement plans; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; and flexible spending accounts.

Our compensation structure is intended to align incentives with the success of our company as a whole. This includes our executives, whose incentives are generally the same as the rest of our employees. We believe that this fosters harmony within the Company, as all teams are working together towards the same goals. For more details regarding our executive compensation, see “Executive Compensation.”

Our ongoing focus on workplace safety and compliance to applicable regulations has enabled us to preserve business continuity while ensuring a safe work environment during the COVID-19 pandemic, including work-from-home arrangements for a substantial portion of our workforce and reduced capacity for those that have returned to the office, adhering to local health authority guidelines. We also comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as OSHA in the United States.

We rely on third parties to manufacture our products and require our suppliers to maintain a safe work environment.

Government Regulation

General

We are subject to many varying laws and regulations, including in the United States, the United Kingdom, and the European Union, including those related to privacy, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition, and taxation. These laws often require companies to implement specific information security controls to protect certain types of information, such as personal data, “special categories of personal data” or health data. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely. We have implemented compliance programs and processes, including with respect to export regulation, anti-bribery and anti-corruption, privacy, and cybersecurity. To date, our compliance with these regulations has not had a material impact on our results of operations.

Export Regulation and Anti-Corruption Compliance

Our business activities are also subject to various restrictions under U.S. export control and similar laws and regulations, as well as various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict the provision of products and services to embargoed jurisdictions and sanctioned persons. Further, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide customers with our products in those countries.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, and the U.K. Bribery Act, as well as other similar anti-bribery and anti- kickback laws and regulations. These laws and regulations generally prohibit companies, their employees, and their intermediaries from directly or indirectly authorizing, offering, providing, and/or accepting improper payments or other benefits for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and expand operations into new jurisdictions. New legislation or regulations, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the fitness industry generally could result in significant additional compliance costs and responsibilities for our business.

Privacy

We are, and could become, subject to a variety of local, state, national and international laws, directives, and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in the different jurisdictions, and which sometimes conflict among the various jurisdictions and countries in which we operate. As we expand our business internationally, we expect to become subject to data privacy and security laws in additional jurisdictions. Data privacy laws and regulations, including, but not limited to, the CPRA and the CCPA, as well as the GDPR and its equivalent in the United Kingdom (to which we may become subject if we expand into those jurisdictions), pose increasingly complex compliance challenges, which may increase compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties.

The CCPA requires, among other things, that covered companies provide disclosures to California consumers and affords such consumers with certain rights, including the ability to opt out of certain sales of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights and provides for civil penalties for violations, as well as a private right of action in certain circumstances. Additionally, the CPRA, which became effective in most material respects starting on January 1, 2023, further expands the CCPA with additional compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. In addition, we may be subject to other new data privacy laws, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act in the United States (all of which go into effect in 2023) as well as the European Union Regulation on Privacy and Electronic Communications (or ePrivacy Regulation). Further, in the United States, emerging state data privacy laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements.

The GDPR regulates the collection, control, sharing, disclosure, use, and other processing of data that can directly or indirectly identify a living individual that is a resident of the European Union and imposes stringent data protection requirements with significant penalties and the risk of civil litigation, for noncompliance. Moreover, following the UK’s exit from the European Union, the GDPR was transposed into the UK GDPR. However, a risk of divergent parallel regimes (and related uncertainty) exist. We cannot predict how the GDPR, the UK GDPR, or other UK or international data protection laws or regulations may develop or impact our business if and when we become subject to such laws and regulations, nor can we predict the effects of divergent laws and related guidance.

We strive to comply with all applicable laws and regulations relating to privacy, data security, and data protection. However, governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be passed, or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability to adequately address data privacy or data protection, or other information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with customers, or to comply with applicable laws, regulations and policies relating to privacy, data protection and information security, could result in additional cost and liability to us, harm our reputation and brand, and could negatively impact our business, financial condition, and results of operations.

Product Safety

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding the safety of our products. These laws and regulations are continuously evolving and developing. In particular, fitness equipment sold for home use is regulated in the United States by the Consumer Product Safety Commission. Safety-related information that we learn about our products from any source may trigger federal reporting obligations that could lead to product safety investigations, corrective actions, enforcement actions, and civil or criminal penalties. To protect the health and safety of our users and mitigate these risks, we obtain relevant safety testing on our products and maintain all necessary product qualifications.

Environmental, Health, and Safety

We and our third-party manufacturers and suppliers are, and could become, subject to a wide range of international, federal, state, provincial, and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Although we outsource our manufacturing, the manufacturing of our products by our third-party manufacturers and suppliers require the use of hazardous materials that similarly subject these third parties, and therefore our business, to such environmental laws and regulations. Our failure or the failure of these third parties to comply with these laws or regulations can result in regulatory, civil, or criminal penalties, fines, and legal liabilities, suspension of production, alteration of manufacturing processes, including for our products, reputational damage, and negative impact on our operations or sales of our products and services. Increased compliance costs by our third-party manufacturing partners may also result in increased costs to our business. Our business and operations are also subject to health and safety laws and regulations adopted by government agencies such as OSHA. Although we believe we are in material compliance with applicable law concerning matters relating to health, safety, and the environment, the risk of liability relating to these matters cannot be eliminated completely. To date, we have not incurred significant expenditures relating to environmental compliance nor have we experienced any material issues relating to employee health and safety.

See “Risk Factors – Risks Related to Privacy, Cybersecurity, and Infrastructure” and “Risks Related to Regulatory Matters – Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations” and “– We and our third-party manufacturers and suppliers are, or could become, subject to environmental, health, and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our business, financial condition, and results of operations.”

Facilities

Our corporate headquarters are located in Austin, Texas, where we hold a lease that has a monthly fee of $99 and variable cost based on usage. Our lease facilities in New York, New York expired in 2023. These facilities are and were primarily used for engineering, sales and marketing, and other general business purposes. We recently terminated a lease for approximately 7,500 square feet in San Francisco, California, which was used primarily for engineering, information technology, operations and other general business purposes, which are now being conducted remotely. We also have a small office in Taiwan that is primarily used for supply chain and manufacturing purposes and another small office in London, UK that is used for general business purposes.

We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we continue to add employees and grow our business. We believe that new spaces will be available at reasonable terms in the future in order to meet our needs.

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed below under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. We have also identified a number of these factors under the heading “Risk Factors” in our periodic reports we file with the SEC, including our quarterly reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, and will do so in our future filings. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and prospects. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this annual report on Form 10-K or any annual report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. If any of the following risks or other risks not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our shares of common stock could decline.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future, and may not achieve profitability, or, if we achieve profitability, be able to maintain it in the future.

We have incurred operating losses each year since our inception, including net losses of $51.4 million and $58.2 million for year ended December 31, 2023 and 2022, respectively, and expect to continue to incur net losses for the foreseeable future. We had an accumulated deficit of $166.9 million at December 31, 2023. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in technology and engineering, expand our operating and retail infrastructure, add training and fitness programs, classes, content, and software features to our streaming platform, expand into new geographies, and invest in new or complementary products, equipment, accessories, content, and services for our immersive, customizable, and digital fitness platform, which include the Forme Studio, Forme Studio Lift, accompanying accessories, and our coaching services which we collectively refer to as the “Forme platform.” Further, as a public company, we have incurred, and will continue to incur substantial additional legal, accounting, and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we may not be able to increase our revenue to offset any increase in our expenses. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve or maintain profitability.

We have a limited operating history; and our past financial results may not be a reliable indicator of our ability to successfully establish our product and service offerings in the marketplace, or of our future performance, and our revenue growth rate is likely to slow as our business matures.

We commenced operations in May 2017, launched our first retail stores in late 2020, commenced delivery of our first Forme Studio in July 2021, commenced delivery our first Forme Studio Lift in August 2022, and conducted our first live personal training session in July 2022. We have a limited history of generating revenue. As a result of our brief operating history, we have limited financial data that can be used to evaluate our current business, including our ability to successfully establish our product and service offerings in the marketplace. Furthermore, while our business has grown and much of that growth has occurred in recent periods, the smart home gym and connected fitness industry, including the market for connected fitness hardware, may not develop or continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, our historical revenue growth should not be considered indicative of our future performance, and estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections. In particular, we have experienced periods of higher revenue growth since we began selling our Forme Studio and Forme Studio Lift (collectively with any ancillary or related accessories and equipment, “Forme Studio equipment” or “our connected fitness hardware products”) that we do not expect to continue as our business matures. Our revenue growth, if any, may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, the impacts to our business from inflation and rising interest rates, which in turn could, among other things, increase financing costs and thus reduce sales of our products, a decrease in the growth or reduction in size of our overall market, a reduction in discretionary spending by consumers, or if we cannot capitalize on growth opportunities. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by emerging companies in rapidly changing industries, including market acceptance of our products and services, attracting and retaining members, and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

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

As an emerging growth company, the Company is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including the development of revenue generating products and services and the development of a commercial organization, all at the expense of short-term profitability.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the year ended December 31, 2023, the Company incurred a net operating loss of $54.5 million and used net cash in its operations of $15.4 million. As of December 31, 2023, the Company had an accumulated deficit of $166.9 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $0 million of unrestricted cash and cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
•
The Company expects to incur substantial expenditures to invest in its operations and growth for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of credit from lenders or capital investment from public and private investors (collectively “outside capital”). While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to fund its operations, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet fund its operations over the next 12 months beyond the issuance date.
•
As of December 31, 2023, the Company had total outstanding debt of approximately $10.0 million, all of which was classified as current in the accompanying consolidated balance sheet. Approximately $5.8 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 21. Several of these loans matured prior to December 31, 2023, but their repayment has been temporarily waived, and the remaining loans are scheduled to mature over the next 12 months beyond the issuance date. Further as disclosed in Note 22, the Company entered into a credit agreement with Vertical for an $8 million term loan with a maturity date of June 2024, a $6 million senior secured promissory note due in December 2024 and assumed $1.5 million of subordinated debt in conjunction with its acquisition of CLIMBR on February 7, 2024. However, as disclosed in Note 22, $4.3 million of these loans were converted into 2,377,258 shares of the Company’s Series A Convertible Preferred Stock on February 15, 2024 and $3.8 million of these loans were converted into 2,038,039 shares of the Company’s Series A Convertible Preferred Stock on March 29, 2024 and the maturity date on the term loan with Vertical was extended to December 2024. Accordingly, as of the issuance date, the Company’s total outstanding debt was approximately $18.0 million, plus accrued, but unpaid interest and penalties on delayed interest payments, all of which is currently due or scheduled to mature over the next 12 twelve months beyond the issuance date. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

•
The Company received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) on January 26, 2024 notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.0001 per share (the “Common Stock”) has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “TRNR” at this time. The Company has 180 calendar days, or until July 24, 2024, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If compliance is not regained by July 24, 2024, the Company may be eligible for additional time to regain compliance or if otherwise not eligible, the Company may request a hearing before a hearings panel. In the Company fails regain compliance and/or secure an extension, the Company will be subject to being delisted from the Nasdaq market. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Company’s borrowing arrangement; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may offer products at lower price points due to other revenue sources available within such competitors that are unavailable to us, may have better brand recognition, may undertake more successful product development efforts, create more compelling employment opportunities, or marketing campaigns, may be willing to offer products at price points with which we cannot compete, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising, or be better positioned to withstand substantial price competition. Current and future competitors have established or may establish financial and strategic relationships among themselves or with our existing or potential customers or other third parties in our industry, such as manufacturing and logistics providers. Additionally, any of the foregoing may enable our current and future competitors to better withstand adverse economic or market conditions, now or in the future, and significantly reduce their pricing so as to compete against us. If we are not able to compete effectively against our competitors, they may acquire and engage customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, financial condition, and results of operations.

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

Our revenue and results of operations have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this annual report on Form 10-K:

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
•
the ability to open new retail locations and studio showrooms;
•
successful expansion into international markets;
•
significant warranty claims;
•
loss of key personnel or the inability to attract qualified personnel, including personal trainers and fitness instructors;
•
geopolitical events, such as war, regional conflicts, other outbreaks of hostilities, or the escalation or expansion of the same (such as the Russian invasion of Ukraine and the Israel-Hamas war), threat of war or terrorist actions, or the occurrence of pandemics, epidemics, or other outbreaks of disease, or natural disasters, and the impact of these events on the factors set forth above;
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
•
changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages

As a result of these and other factors, our results of operations and revenue may vary significantly from period to period. Accordingly, you should not rely on the results of any prior quarterly or annual periods, or any historical trends reflected in such results, as indications of our future revenue or operating performance.

We derive a significant majority of our revenue from sales of our Forme Studio equipment and if sales of our Forme Studio equipment decline, it would materially and negatively affect our future revenue and results of operations.

Our Forme Studio equipment is sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a decline in our revenue derived from our Forme Studio equipment, which may have a material adverse effect on our business, financial condition, and results of operations. Sales of our Forme Studio equipment currently account for substantially all of our revenue, accounting for approximately, 78% of revenue in 2022, and 60% of revenue for the year ended December 31, 2023. As a result, any meaningful decline in sales of our Forme Studio equipment would materially and adversely affect our business, financial condition, and results of operations.

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

We use a broad mix of marketing and other brand-building measures to attract members. We use online advertising, including through native advertising and social media influencers, as well as third-party social media platforms, as marketing tools. As online and social media platforms continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. Moreover, as we expand and as competition for customers increases in the industry, we may experience increased marketing expenses. If we cannot cost-effectively use these marketing tools or if we fail to promote our products and services efficiently and effectively, our ability to acquire new members, maintain or increase membership levels and our financial condition may suffer. In addition, an increase in the use of online, social media, or any other marketing channels for product promotion and marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims, or otherwise violate applicable laws or regulations.

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

It is difficult to predict the future growth rates, if any, and size of the smart home gym and connected fitness market, and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Any forecasts in this Annual Report on Form 10-K relating to the expected growth in the smart home gym and connected fitness market, including internally developed estimates, may prove to be inaccurate. Even if the market experiences the forecasted growth described in this annual report on Form 10-K, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this annual report on Form 10-K should not be taken as indicative of our future growth. If our market does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our products and services do not achieve market acceptance, our business, financial condition, and results of operations could be adversely affected.

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

Changes in certain laws and regulations, including immigration, labor and employment laws, occupational licensure regulations or background check requirements, may result in a change in the pool of qualified trainers and fitness instructors, which may result in increased competition for such personnel or higher costs of recruitment, operation and retention. Other factors outside of our control, may also reduce the number of trainers and fitness instructors on the Forme platform or impact our ability to onboard new trainers and fitness instructors. If we fail to attract qualified trainers and fitness instructors on favorable terms, or lose qualified trainers and fitness instructors to our competitors, we may not be able to meet customer demand or maintain competitive pricing for our personal training, health coaching, and fitness programs and classes, and our business, financial condition, and results of operations could be adversely affected.

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

As a creator and distributor of fitness and wellness content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of our fitness and wellness content. We believe that original content can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our fitness and wellness content does not meet our expectations, in particular, in terms of costs, usage, and popularity, our business, including our brand and results of operations may be adversely impacted. As we expand our fitness and wellness content, we continue to be responsible for production costs and other expenses. We also take on risks associated with production, such as completion and key talent risk with respect to our trainers and fitness instructors. We also contract with third parties related to the development, production, marketing and distribution of our fitness and wellness content. We may face potential liability or may suffer significant losses in connection with such arrangements, including, but not limited to, if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we license rights of our fitness and wellness content to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service, or discontinue or alter production of our original content if we believe such content might not be well received by our members, or could be damaging to our brand or business. To the extent we, in the future, do not accurately anticipate costs or mitigate risks, including for content that we produce but ultimately does not appear on or is removed from our service, or if we incur liability for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

Beneficial owners of over 10% of our common stock collectively hold over 46% of our common stock as of December 31, 2023. As a result, such holders will be able to exert significant influence over matters subject to stockholder approval and may have interests that conflict with those of our other stockholders.

Beneficial owners of over 10% of our common stock collectively held approximately 46% of our common stock as of December 31, 2023. As such, each of such holders has the ability to substantially influence us through this ownership positions, and could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. For example, if some or all such 10% holders were to act together with a small number of our other large stockholders, they would be able to control elections of directors, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. Any transferees or successors of all or a significant portion of such holder’s ownership in us will be able to exert a similar amount of influence over us through their ownership position.

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
•
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

Our products incorporate various components and raw materials, such as semiconductors, and our ability to maintain a sufficient supply of such components has been, and may continue to be, impacted by global supply chain issues. Further, the availability of such components and raw materials at reasonable cost, which is essential to the successful production and sale of our products, is subject to factors beyond our control, such as geopolitical unrest, global health crises, and global economic conditions, among others. For example, Russia’s invasion of Ukraine has resulted in sanctions levied by the United States and other countries against Russia, higher energy prices, and higher prices for certain raw materials and goods and services, which in turn is contributing to higher inflation in the United States and globally, and has caused significant disruption to financial markets. While we do not currently believe our business has been significantly impacted by the Ukraine crisis to date, we could potentially be adversely impacted by any significant disruption to the global economy as a result of the ongoing crisis or any escalation thereof. For example, the conflict between Ukraine and Russia has adversely impacted, and could continue to exacerbate, global supply chain constraints and disrupt our operations or negatively impact the demand for our products and services. Any such disruption could result in an adverse impact to our financial results. Further, military, social, and political instability in a number of countries around the world, including continued hostilities and civil unrest in Ukraine and civil unrest in the Middle East, may have a negative effect on our business, financial condition, and operations as a result of any impact on our customers and manufacturing partners, the global supply chain, the volatility in the prices of components, the global economy, and the financial markets.

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

As the primary facilities of our manufacturing partners and the sole supplier of certain components and parts used in the manufacture of our products are located in Taiwan, we face risks associated with geopolitical conditions, natural disasters, and other factors. For example, Taiwan is susceptible to regional natural disasters such as earthquakes, tsunamis, and typhoons, and has experienced an increasing frequency of extreme weather events, including heavier rains and atypical heat waves. In addition, we face risks associated to changes in governmental policies, taxation, inflation, or interest rates in Taiwan and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. For example, since 1949, Taiwan and the Chinese mainland have been separately governed. The government for the People’s Republic of China (the “PRC” which unless the context otherwise requires, refers to mainland China) claims that it is the only legitimate government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and mainland China in the past few years, relations between Taiwan and mainland China remain strained. For example, the PRC government has refused to renounce the use of military force to gain control over Taiwan and, in March 2005, passed an Anti-Secession Law that authorized non-peaceful means and other necessary measures should Taiwan move to gain independence from the PRC. The PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan “declares independence.” Past developments in relations between Taiwan and mainland China have on occasion depressed the market prices of the securities of companies doing business in Taiwan. If political tensions between mainland China and Taiwan were to increase further, it could negatively impact our business, financial condition, and results of operations given our reliance on manufacturing partners and a sole source supplier in Taiwan. Given the current political and military situation in China and Taiwan, if the relationship between China and the United States worsens further, or if either China or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our manufacturing and supplier relationships with entities in Taiwan or the ability of such parties to maintain their relationships with us is disrupted, our costs could increase, and our ability to fulfill customer orders could be significantly harmed. Furthermore, relations between Taiwan and mainland China and other factors affecting military, political, or economic conditions in Taiwan could materially and adversely affect our business, financial condition, and results of operations, as well as the market price of our common stock. See “— We depend on sole source and limited source suppliers for certain components and parts used in the manufacture of our products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.”

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

Substantially all of our units have been sold through our commercial website in 2023. The operation of our direct-to-consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Forme Studio equipment.

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
•
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
•
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

Patents and Other Registered Intellectual Property

Our patent and patent application portfolio primarily relates to various hardware and software inventions that may or may not be embodied in our current or future products. The United States patents in the portfolio and issued as of December 31, 2023 are expected to expire between 2036 and 2040, without taking potential patent term extensions or adjustments into account. We cannot assure you that any patents from any pending or future patent applications will be issued, and even if our pending patent applications are granted, the scope of the rights granted to us may not be meaningful, may not provide us with a commercial advantage and may be subject to reinterpretation after issuance. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance.

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
•
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
•
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

The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the United States Patent and Trademark Office, (the "USPTO"), or made a materially misleading statement, during prosecution. Third parties also may raise similar validity claims against our patents before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future proprietary technologies. Such a loss of patent protection could harm our business.

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

The CCPA requires, among other things, that covered companies provide disclosures to California consumers and affords such consumers with certain rights, including the ability to opt out of certain sales of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights and provides for civil penalties for violations, as well as a private right of action in certain circumstances. Additionally, the CPRA, which became effective in most material respects starting on January 1, 2023, further expands the CCPA with additional compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain and will impose additional compliance requirements that may impact our business. In addition, we may be subject to other new data privacy laws, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act in the United States (all of which go into effect in 2023) as well as the European Union Regulation on Privacy and Electronic Communications (or ePrivacy Regulation). Further, in the United States, emerging state data privacy laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements.

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

We will need to raise additional funds in the future, including in the short term and long term, to fund our operations and meet our obligations. See “Note 1. Description of Business and Basis of Presentation – Liquidity and Going Concern” to the notes to our audited and consolidated financial statements included elsewhere in this annual report on Form 10-K and “ – Risks Related to Our Business and Industry – Our negative cash flows from operations, history of losses, and significant accumulated deficit raise substantial doubt about our ability to continue as a ‘going concern.’” As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from sales of our redeemable convertible preferred stock, the sale of SAFE notes, and the issuance of convertible notes, as well as from promissory notes. Certain of our outstanding promissory notes provides for a security interest on our assets. If we were to default on such promissory notes or any other secured debt instrument and such default is not waived, any secured collateral would become subject to liens or risk of forfeiture. In addition, any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include security interests on our assets, negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, limit our production activities, or implement other cost reduction measures, including personnel costs. For example, partially as a result of economic headwinds, we reduced our headcount in July of 2022 by approximately 26% of our full-time employee base at the time, and in December of 2022, we had a subsequent headcount reduction comprising approximately 50% of our full-time employee base at the time. Further, if we are unable to secure additional financing when needed, we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities, or respond to competitive pressures, which could negatively impact our business, financial condition, and results of operations.

In October 2023, we entered into an asset purchase agreement (as amended and restated on January 22, 2024, the “Asset Purchase Agreement") with CLMBR, Inc. and CLMBR1, LLC (the "Sellers") pursuant to which we assumed additional indebtedness and issued additional equity consideration. Further, in December 2023, we entered into the 3i Note Transaction pursuant to which we may issue up to 12,480,480 shares of common stock upon the conversion of the Note and exercise of the Warrant, as applicable, and the Equity Line Purchase Agreement, pursuant to which we may sell up to $20.0 million in aggregate of newly issued common stock, in each case subject to certain beneficial ownership limitations and share issuance caps and in accordance with their respective resale registration rights agreements. To the extent we issue additional equity for the CLMBR Acquisition or pursuant to the Equity Line Transaction or upon the conversion of the Note or the exercise of the Warrant, there will be further dilution. See “–Risks Related to Our Common Stock – Substantial future sales of our common stock could cause the market price of our common stock to decline.” If we were to default on the Note and such default is not waived, the Note shall bear interest at a rate of 14.0% per annum, and the Note Investor may require us to redeem all or any portion of the Note. The Note also imposes certain restrictions on us and our subsidiaries. These restrictions limit us and our subsidiaries’ ability, among other things, to incur or guarantee certain additional indebtedness, engage in transactions with affiliates, sell certain assets, and create liens, and they place restrictions on the ability of us to make dividends and our subsidiaries to pay dividends. If we fail to maintain compliance with the restrictions and covenants under the Purchase

Agreement and the Note, we would be subject to events of default which in turn would materially and adversely affect our business, financial condition, and results of operations and our liquidity

We have identified material weaknesses in our internal control over financial reporting, and in the future, we may identify additional material weaknesses or fail to maintain an effective system of controls. If we do not remediate the material weaknesses in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2023 and 2022, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; (2) certain system limitations in our accounting software and the overall control environment (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists and (4) the lack of sufficient processes and precise review and procedures to ensure the proper accounting for stock based compensation expenses, and the recording of those expenses completely and accurately in the appropriate period.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the fiscal year ended December 31, 2023 as we expect to implement new software in 2024. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

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

Many of our members seek third-party financing, including through Affirm Holdings, Inc. (“Affirm”), our financing partner, to purchase our Forme Studio equipment. Our members’ ability to obtain such financing, the ability of Affirm or other consumer financing providers to provide financing to our members, and our ability to receive timely payments from our members could adversely impact our revenue and results of operations. We regularly review the collectability and creditworthiness of our members to determine an appropriate allowance for doubtful accounts. Based on our review of our members, we had no reserve for doubtful accounts as of December 31, 2023 and 2022. If our doubtful accounts were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had U.S. federal net operating loss carryforwards (“NOLs”) and state NOLs of approximately $103 million and $92 million, respectively, due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2037 and 2038, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the applicable time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting.

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

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form

10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer, which will not occur until at least our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, financial condition, and results of operations and could cause a decline in the trading price of our common stock.

In preparing our consolidated financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect our results of operations for the periods in which we revise our estimates or judgments.

In preparing our consolidated financial statements in conformity with GAAP, we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make relate to fair value measurements, revenue recognition, inventories, internal use software, capitalized studio content, convertible notes, stock-based compensation, and income taxes. We base our estimates on historical experience, input from outside experts and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates, judgments, or their related assumptions change, our results of operations for the periods in which we revise our estimates, judgments, or assumptions could be adversely and perhaps materially affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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
•
restrictions imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts, and the complexity of complying with those restrictions;
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
•
regional health issues and the impact of public health epidemics on employees and the global economy;
•
power outages and natural disasters;
•
changes in political, regulatory, legal, or economic conditions;
•
disruptions of capital and trading markets; and
•
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

Recent financial, political, and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. See “— Challenges to independent contractor classification of certain personnel, including content production personnel, may have adverse business, financial, tax, legal, and other consequences to our business.” Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another, and may have a negative outcome that could adversely affect our business, operations, financial condition, and results of operations. Additionally, we have invested and from time to time we will continue to invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations. These activities may not be successful, and any negative outcomes could adversely affect our business, operations, financial condition, and results of operations.

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

As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which will cause us to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and Nasdaq, and compliance with these requirements will place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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
•
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
•
the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.

We currently intend to take advantage of the available exemptions described above. We have taken advantage of reduced reporting burdens in this annual report on Form 10-K. In particular, we have not included all of the executive compensation information that would be required if we were not an emerging growth company.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this annual report on Form 10-K and our periodic reports and proxy statements.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Common Stock

An active trading market for our common stock may not develop or be sustained and stockholders may not be able to sell their shares at or above the price paid for such shares, or at all.

There was no public market for our common stock prior to our initial public offering. Although our common stock is currently listed on Nasdaq, an active market for our common stock may not develop or, if it does develop, it may not be sustainable or liquid enough for stockholders to sell their shares at or above the purchase price paid for such shares, or at all.

Our share price and trading volume have been, and are likely to continue to be, volatile and an active trading market for our common stock may not develop or be sustained and stockholders may not be able to sell their shares at or above the price paid for such shares, or at all.

Although our common stock is currently listed on Nasdaq, an active market in our common stock may not develop or, if it does develop, it may not be sustainable or liquid enough for stockholders to sell their shares at or above the purchase price paid for such shares, or at all. Our common stock is currently trading well below the initial public offering price per share.

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
•
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

Certain recent initial public offerings of companies, including those with relatively smaller public floats, have experienced extreme, rapid, and substantial stock price volatility that was seemingly unrelated to the underlying performance of the respective company. We may experience similar volatility, which may make it difficult for prospective investors to assess the value of our common stock.

Our common stock may be subject to extreme, rapid, and substantial volatility that is seemingly unrelated to the underlying performance of our business. Recently, companies with comparable public floats and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Although the specific cause of such volatility is unclear, our limited public float may amplify the impact of the actions taken by a few stockholders on the price of our common stock, which may cause our stock price to deviate, potentially significantly, from a price that more appropriately reflects the underlying performance of our business. In addition, our limited operating history and the ownership concentration among our directors, officers, and stockholders owning 5% or more of common stock may exacerbate the risk of stock price volatility with respect to our offering. Should our common stock experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, prospective investors may have difficulty assessing the rapidly changing value of our common stock. In addition, our common stock is currently trading well below our initial public offering price per share. Investors in our common stock may experience losses, which may be material.

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

Our common stock is currently listed on Nasdaq under the symbol “TRNR.” As previously disclosed, on August 22, 2023, we received written notification from Nasdaq that our stockholders’ equity as reported in our Form 10-Q for the period ended June 30, 2023 did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A) for the Nasdaq Global Market. In accordance with the Nasdaq Listing Rules, we submitted a plan to regain compliance and subsequently received an extension from Nasdaq to evidence compliance on or before February 19, 2024. On February 29, 2024, Nasdaq notified the Company the compliance plan was accepted and that the Company complies with the Listing Rule 5550(b)(1).

On January 26, 2024, the Company received a deficiency letter from Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.0001 per share has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “TRNR” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given an initial 180 calendar days, or until July 24, 2024, to regain compliance with Rule 5550(a)(2). If at any time before July 24, 2024, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation to the Company that the Company has regained compliance with Rule 5550(a) (2).

If the Company does not regain compliance with Rule 5550(a)(2) by July 24, 2024, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Company does not qualify for, or fails to regain compliance during, a second compliance period, then Nasdaq will provide written notification to the Company that the Common Stock will be subject to delisting. At that time, the Company may appeal Nasdaq’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, such an appeal would be successful.

The Company intends to actively monitor the closing bid price of the Common Stock and will consider all available options to resolve the deficiency and regain compliance with Rule 5550(a)(2). There can be no assurance that the Company will be able to regain compliance with Rule 5550(a)(2) or will otherwise be in compliance with other applicable Nasdaq listing rules.

There can be no assurance that we will be able to maintain compliance with the other listing requirements. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The price of our common stock has been volatile and has declined significantly since our initial public offering and has traded at prices as high as $8.50 per share to as low as $0.31 per share. If we do retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

We, all of our directors and executive officers, and the holders of a majority of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the closing of our initial public offering, including holders of ten percent (10%) or more of such securities, have agreed with the underwriter, subject to certain exceptions, not to offer for sale, sell, pledge, lend, or otherwise dispose of, or hedge, any common stock or securities convertible into or exchangeable for common stock during the period from the date of the annual report on Form 10-K related to our initial public offering continuing through 540 days after the date of the annual report on Form 10-K related to our initial public offering (the “Restricted Period”).

As a result of these contractual lock-up agreements and the provisions of Rules 144 and 701 under the Securities Act, these shares of common stock will be available for sale in the public market beginning 540 days after the date of the annual report on Form 10-K related to our initial public offering, subject in some cases to restrictions in award agreements and contractual obligations with us or the volume and other restrictions of Rule 144.

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

In December 2023, we entered into the 3i Note Transaction pursuant to which we may issue up to 12,480,480 shares of common stock upon the conversion and exercise in full of the Note and Warrant, as applicable, and the Equity Line Financing, pursuant to which we may sell up to $20.0 million in aggregate of newly issued common stock, in each case subject to certain beneficial ownership limitations and share issuance caps and in accordance with their respective resale registration rights agreements.

As previously disclosed, we closed the CLMBR Acquisition in February 2024, as a result of which we issued 250,000 shares of common stock in consideration for a waiver, 1,428,922 shares of common stock to the equity holders of acquisition targets and 750,000 shares of common stock to a note purchaser. In addition, in January 2024, we issued 502,791 shares of common stock as commitment shares for the equity line of credit (“ELOC”), and from January to

March 2024, we drew on the ELOC a total of 531,783 shares of common stock. Also, in January and February 2024, 3i converted some of the convertible notes it holds into 1,485,943 shares of common stock.

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
•
require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any interested stockholder for a period of three years following the date on which such stockholder became an interested stockholder. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..” Any delay or prevention of a change of control transaction or changes in our management could cause our stock price to decline or could prevent or deter a transaction that you might support.

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

The United States has recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses, increased manufacturing and supplier costs, and increasing market prices of certain components, parts, supplies, and commodity raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. As a result of inflationary pressures, we have experienced general price increases in the cost of components and parts used in our products and in our manufacturing and logistical costs, which in turn has increased our overall operating costs. We have not taken any specific measures to mitigate inflationary pressures to date; however, we may in the future consider or implement such measures, including price increases for our products and services, changes to our pricing model, or reducing other operating and personnel costs. We cannot predict the impact of any actions we may take in response to such pressures on our business, financial condition, and results of operations. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations. Given our limited operating history, we cannot predict how ongoing recessionary or inflationary pressures may impact our business, financial condition, and results of operations in the future, including with respect to our manufacturing and logistics costs, our pricing models, and our customers’ ability to obtain financing for the purchase of our products. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results. See “– Risks Related to Suppliers, Manufacturers, and Other Ecosystem Partners – Our manufacturing partners and our sole supplier are located in Taiwan, which exposes us to various risks, including due to tensions between Taiwan and mainland China.”

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, including inflation, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions and fluctuations. Due in part to our limited operating history, we cannot predict the extent to which we may be affected by recessionary conditions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. As we have a very limited history selling our connected fitness hardware products, we do not have sufficient basis with which to assess the impact of the current uncertain economic conditions on the sales of our products and services. However, we expect that ongoing economic uncertainty may result in reduced consumer demand for our connected fitness products and services in the future. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services could have an adverse effect on our business, financial condition, and results of operations.

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

Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. In March 2024, the SEC adopted rules requiring public companies, such as the Company, to provide climate-related disclosures in their annual reports and registration statements, starting in 2027. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights.

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

We may pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements, that we believe will complement our products or technologies. For example, in October 2023, we entered into the Asset

Purchase Agreement with the Sellers to purchase and acquire substantially all of the asset and assume certain liabilities of the Sellers, which was amended and restated on January 22, 2024. See Note 22 to the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. We also may pursue strategic alliances that leverage our core technologies and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, or materially impact our stock price, including:

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
•
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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in Southern California, where we produce much of our On-Demand content, and in other locations where we have a substantial presence, is intense, especially for qualified and highly skilled personnel, including senior management, engineers, producers, designers, product managers, logistics and supply chain personnel, retail managers, trainers, and fitness instructors. In addition, we have not historically conducted background checks on our employees or independent contractors. Although we conduct customary identity verification checks for employees and intend to implement additional background screening, and may conduct additional identify verification processes, for personnel generally as we deem necessary or appropriate, there can be no assurance that such processes will enable us to identify any potential risks or issues or otherwise be sufficient or accurate. The implementation of additional screening processes could make it more difficult for us to hire additional personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, financial condition, results of operations, and future growth prospects could be adversely affected.

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
•
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

We and our manufacturing partners have operations located in areas that are in active earthquake zones or are subject to wildfires, floods, hurricanes, and other natural disasters. For example, we engage in content production activities in Southern California and our manufacturing partners are located in Taiwan. In addition, man-made actions or other events, such as power outages, acts of war, terrorism, or other outbreak of hostilities, malicious computer viruses, and pandemics or other widespread public health crises and disease outbreaks could cause disruptions in our business.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components or parts used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company relies on information systems and the data stored on them to conduct its operations. Our cybersecurity risk management program is designed to allow us to identify, assess, and manage cybersecurity risks. Our Chief Technology Officer, with the support of our IT Manager, assesses and manages cybersecurity risk, including preventing, mitigating, detecting, and addressing cybersecurity incidents, if any. Our Chief Technology Officer has 30+ years of experience leading and managing consumer facing services at scale. He has a Bachelor of Science in Computer Science and has led and managed both engineering and Enterprise IT teams across large scale organizations focused on delivering secure and performant consumer products. Our Chief Technology Officer also works closely with other management positions to ensure that the Company understands its cybersecurity risk management responsibilities.

To operate our business, we utilize third-party service providers to perform various functions, such as outsourced business-critical functions, professional services, SaaS platforms, cloud-based infrastructure, content delivery to third parties, and other functions. We engage reliable, reputable service providers that maintain cybersecurity programs and we conduct upfront cybersecurity reviews as part of our onboarding process for partners.

Governance

The Company reports on its information security program to the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee is responsible for overseeing the Company’s cybersecurity and information security procedures. The Audit Committee reports matters to the Board of Directors as needed. Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing, and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats to and security incidents relating to our information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Item 2. Properties.

Our corporate headquarters are located in Austin, Texas, where we hold a lease that has a monthly fee of $99 and variable cost based on usage. Our lease facilities in New York, New York expired in 2023. These facilities are and were primarily used for engineering, sales and marketing, and other general business purposes. We also have a small office in Taiwan that is primarily used for supply chain and manufacturing purposes.

We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we continue to add employees and grow our business. We believe that new spaces will be available at reasonable terms in the future in order to meet our needs.

Item 3. Legal Proceedings.

The Company purchased substantially all of the assets of CLMBR, Inc. (“CLMBR”) in February 2024. On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR and DK City and was resolved prior to the Company’s purchase of CLMBR. We dispute that we are liable for the amount claimed by DK City in our Petition. We plan to vigorously defend the Petition if and when called to answer or respond to the Petition. The final outcome of this matter, however, cannot be predicted with complete certainty, and our failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operation.

From time to time, we may become involved in additional regulatory investigations or legal proceedings arising in the ordinary course of our business. While in the current opinion of management, the ultimate disposition of the currently pending matter will not have a material adverse effect on our business, financial condition or results of operations, no assurance can be given as to its outcome, and an adverse disposition could have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Stock Market on April 28, 2023 under the symbol “TRNR.” Prior to that time, there was no established public trading market for our common shares.

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 900,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), and 200,000,000 shares of blank check preferred, of which 5,000,000 shares are designated as Series A Convertible Preferred Stock and 1,500,000 shares are designated as Series B Preferred Stock. As of March 27, 2024, 19,539,131 shares of Common Stock were issued and outstanding 2,377,258 shares of Series A Convertible Preferred stock were issued and outstanding and 1,500,000 shares of Series B Preferred Stock are issued and outstanding.

Holders of Our Common Stock

As of March 27, 2024, there were approximately 421 registered holders of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The preferred stock has dividends that may accrue. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, and other factors our board of directors may deem relevant. If we issue shares of Series A convertible preferred stock, it is expected that such shares of Series A convertible preferred stock would be entitled to dividends which would be accrued as set forth in the certificate of designations for the Series A convertible preferred stock. Further, any future debt facilities we may enter into may contain restrictions on our ability to pay dividends or make distributions, and any new credit facilities we may enter into may contain similar restrictions.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other information for the year ended December 31, 2023 and 2022 in this annual report on Form 10-K. Historic results are not necessarily indicative of future results. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” section to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this annual report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

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

During the year ended December 31, 2023 and 2022, we generated total revenue of $1.0 million and $0.7 million, respectively, and incurred net losses of $51.4 million and $58.2 million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, the issuance of promissory notes, and the issuance of common stock.

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

Recent Developments

Equity Line of Credit

On December 12, 2023, the Company entered into that certain common stock purchase agreement (the “Equity Line Purchase Agreement”) with an accredited investor (the “Equity Line Investor”) which was declared effective by the SEC on January 19, 2024. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, and the Equity Line Investor is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock (the “Equity Line Securities”) and (b) the Exchange Cap (as defined in the Equity Line Purchase Agreement) (the “Equity Line Financing”).

Series A Preferred Stock Certificate

On January 6, 2024, the Board of Directors of the Company approved the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). The Series A Preferred Stock is subject to certain rights, preferences, privileges, and obligations, including voluntary and mandatory conversion provisions, as well as beneficial ownership restrictions and share cap limitations, as set forth in the Certificate of Designation of Series A

Convertible Preferred Stock (the “Series A Certificate”). Certain outstanding promissory notes were amended by the Company and existing investors of the Company on January 8, 2024 to allow for the conversion into shares of the Series A Preferred Stock. The Series A Preferred Stock can be issued at any time and, subject to certain exceptions as set forth in the Series A Certificate, any subsequent mandatory or voluntary conversion into common stock of the Company, par value $0.0001 per share (“Common Stock”) shall be at a conversion price at least equal to or above the closing price per share of our common stock as reported on the Nasdaq Stock Market on the last trading day immediately preceding the date that the Series A Certificate was approved by the Company’s board of directors, subject to customary adjustments for stock splits and combinations.

The Series A Certificate designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. Subject to certain restrictions as specified in the Series A Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, (i) each share of Series A Preferred Stock is convertible, at the option of the holder, at any time, provided that such conversion occurs at least 12 months following the Original Issuance Date (as defined in the Series A Certificate), into such whole number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Original Issue Price (as defined in the Series A Certificate) by the Conversion Price (as defined in the Series A Certificate) in effect at the time of conversion, and (ii) upon the earliest Mandatory Conversion Time (as defined in the Series A Certificate) all outstanding shares of Series A Preferred Stock will automatically be converted into shares of Common Stock. Dividends will accrue on each share of Series A Preferred Stock at the rate per annum of 8% of the Original Issue Price of such share, plus the amount of previously accrued dividends, compounded annually, subject to certain restrictions and provisions as set forth in the Series A Certificate. The Series A Preferred Stock will not have any voting rights, other than any vote required by law or the Company’s certificate of incorporation (which does not currently provide for any such voting rights). The Series A Certificate became effective January 8, 2024.

Series B Preferred Stock Certificate

On January 21, 2024, the Board of Directors of the Company approved the Series B Certificate. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. Subject to certain conversion restrictions as specified in the Series B Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, subject to and upon the receipt of the approval of the stockholders of the Company, and provided that such conversion occurs at least 24 months following the Original Issuance Date (as defined in the Series B Certificate), each share of Series B Preferred Stock shall be automatically converted into such whole number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Original Issue Price (as defined in the Series B Certificate) by the Conversion Price (as defined in the Series B Certificate) in effect at the time of conversion. In the event that stockholder approval is not obtained, the holders of the Series B Preferred Stock may voluntarily convert the Series B Preferred Stock into common stock, provided that in no event shall the number of shares of common stock issued upon such voluntary conversion exceed 19.99% of the total number of shares of common stock outstanding as of immediately prior to the execution of the Asset Purchase Agreement. The Series B Preferred Stock will not have any voting rights, other than any vote required by law or the Company’s certificate of incorporation (which does not currently provide for any such voting rights) and will not be entitled to any dividends. The Series B Certificate became effective February 2, 2024.

Senior Secured Promissory Note

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "Note") with Treadway Holdings LLC, a lender, in the aggregate principal amount of $6,000,000, which is convertible into shares of the Company’s common stock, par value $0.0001 per share. The Note accrues interest at a rate of 2.0% per month. The maturity date of the Note is December 15, 2024.

Credit Agreement

On February 1, 2024, the Company, entered into a Credit Agreement with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of $7,968,978. The maturity date of the Note is June 28, 2024.

CLMBR Acquisition and Series B Preferred Stock Issuance

On February 2, 2024, pursuant to the Asset Purchase Agreement, the Company completed the Acquisition for a total purchase price enterprise value of approximately $15.4 million, consisting of the issuance at closing of shares of Common Stock with a value of $1.5 million, 1,428,922 shares and shares of non-voting Series B preferred stock with a value of $3.0 million, 1,500,000 shares to the equity holders of the Sellers (each of whom is an “accredited investor” as defined in Rule 501 under the Securities Act), the assumption by the Company of $1.5 million of subordinated debt, and the retirement of $9.4 million of senior debt.

Series A Preferred Stock Issuance

On February 15, 2024, the Company issued 2,377,258 shares of the Company’s Series A Convertible Preferred Stock to four accredited investors, each of whom was an existing investor of the Company, upon the conversion of certain outstanding promissory notes with a then-outstanding aggregate amount of approximately $4.3 million.

Woodway Distribution Agreement

On February 20, 2024, the Company entered into an Exclusive Distribution Agreement with WOODWAY USA, INC., pursuant to which the Company granted to the Distributor the exclusive right to sell and distribute the Company’s CLMBR product anywhere in the world in the commercial market. The Distribution Agreement has a five year term and is automatically renewable for further five year terms unless the Distributor cancels at least 90 days prior to the expiration of the term. Pursuant to the Distributor Agreement, the Distributor will place an order for 2,150 units of the Company’s CLMBR product. If all units are sold this will generate up to approximately $7 million in net revenue to the Company.

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

	Year Ended December 31,
	2023	2022
Total Households (at end of period)	224	184
Total Members (at end of period)	305	199
Annual Recurring Revenue	$493,690	$291,129
Average Annualized Recurring Revenue per Household	$1,725	$1,020
Net Dollar Retention Rate	181%	NM
Net Loss (in thousands)	$(51,373)	$(58,225)
Adjusted EBITDA (in thousands)	$(16,999)	$(38,809)

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

ARR

Given the recurring nature of usage on our platform, we view annual recurring revenue as an important indicator of our progress towards growth targets and of the overall health of the member base. We calculate ARR at a point in time by multiplying the latest monthly period’s subscription and training revenue by 12.

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

Components of Our Operating Results

We generate revenue from sales of our connected fitness products, membership revenue, and personal training revenue. We identify our reportable segment based on the information used by management to monitor performance and make operating decisions. See Note 2 of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information regarding our reportable segment.

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 59% of total revenue for the year ended December 31, 2023, and 78% of total revenue for the year ended December 31, 2022.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 15% of total revenue for the year ended December 31, 2023, and 11% of total revenue for the year ended December 31, 2022.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 26% of total revenue for the year ended December 31, 2023, and 11% of total revenue for the year ended December 31, 2022.

Cost of Revenue

Connected Fitness Product

Connected Fitness Product cost of revenue consists of Studio and Studio Lift and accessories product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, and warehousing costs.

Membership

Membership cost of revenue includes costs associated with personnel related expenses, filming and production costs, hosting fees, music royalties, and amortization of capitalized content and amortization of capitalized software development costs.

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

General and Administrative

General and administrative expense includes personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expense also includes amortization of capitalized internal use software costs and fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance.

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

Other (Expense) Income, Net

Other (expense) income, net consists of unrealized foreign currency gains and losses.

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

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of our historical results are not necessarily indicative of the results that may be expected in the future.

Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Revenue:	(in thousands)
Fitness product revenue	$574	$530
Membership revenue	142	74
Training revenue	246	77
Total revenue	962	681
Cost of revenue:
Cost of fitness product revenue	(2,287)	(2,402)
Cost of membership (2)	(3,807)	(5,693)
Cost of training	(396)	(1,454)
Total cost of revenue	(6,490)	(9,549)
Gross loss	(5,528)	(8,868)
Operating expenses:
Research and development (1)	10,044	19,960
Sales and marketing (1)	1,631	6,219
General and administrative (1) (2)	37,277	19,298
Total operating expenses	48,952	45,477
Loss from operations	(54,480)	(54,345)
Other (expense) income, net:
Other (expense) income, net:	1	(4,036)
Interest (expense)	(1,588)	(952)
Gain upon debt extinguishment	2,595	523
Change in fair value of convertible notes and bridge notes	(306)	107
Change in fair value of warrants	2,405	478
Total other income (expense), net	3,107	(3,880)
Loss before provision for income taxes	(51,373)	(58,225)
Income tax benefit (expense)	—	—
Net loss	$(51,373)	$(58,225)

(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$6,505	$1,765
Sales and marketing	507	286
General and administrative	22,932	4,297
Total stock-based compensation expense	$29,943	$6,348

For the year ended December 31, 2023 and 2022, $0.9 million and $0.0 million of stock-based compensation was capitalized as software costs, respectively.

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

(2)
Includes depreciation and amortization expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of membership	$3,644	$3,434
General and administrative	2,883	2,784
Total depreciation and amortization expense	$6,527	$6,218

Revenue

	Year Ended December 31,
	2023	2022	Change	% Change
Revenue:	(in thousands)
Fitness product	$574	$530	$44	8%
Membership	142	74	68	92%
Training	246	77	169	219%
Total revenue	962	681	281	41%
Percentage of revenue
Fitness product	59%	78%
Membership	15%	11%
Training	26%	11%
Total	100%	100%

Fitness product revenue increased $0.0 million, or 8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily attributable to an increase in Studio with Lift installations.

Membership revenue increased $0.1 million, or 92%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to the year-over-year growth in our memberships and price increase from $39 to $49 effective in August 2022.

Training revenue increased $0.2 million, or 219%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to the launch of our Live 1:1 personal training services.

Cost of Revenue and Gross Loss

	Year Ended December 31,
	2023	2022	Change	% Change
Cost of Revenue:	(in thousands)
Fitness product	$2,287	$2,402	$(115)	(5%)
Membership	3,807	5,693	(1,886)	(33%)
Training	396	1,454	(1,058)	(73%)
Total cost of revenue	6,490	9,549	(3,059)	(32%)
Gross Loss:
Fitness product	(1,713)	(1,872)	159	(8%)
Membership	(3,665)	(5,619)	1,954	(35%)
Training	(150)	(1,377)	1,227	(89%)
Total gross loss	(5,528)	(8,868)	3,340	(38%)
Gross Margin:
Fitness product	(298%)	(353%)
Membership	(2,581%)	(7,593%)
Training	(61%)	(1,788%)
Total	(575%)	(1,302%)

Fitness product cost of revenue for the year ended December 31, 2023 decreased $0.1 million, or 5%, compared to the year ended year ended December 31, 2022. The decrease is primarily due to a decrease in the inventory valuation reserve expense in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Membership cost of revenue for the year ended December 31, 2023 decreased $1.9 million, or 33%, compared to the year ended December 31, 2022. The decrease is primarily related to the decrease in personnel-related expenses from a reduction in headcount.

Training cost of revenue for the year ended December 31, 2023 decreased $1.1 million, or 73%, compared to the year ended December 31, 2022. The increase is primarily attributable to the launch of our Live 1:1 personal training services.

Our gross loss decreased by $3.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the decrease in personnel-related expenses from reduction in headcount.

Operating Expenses

	Year Ended December 31,
	2023	2022	Change	% Change
Operating Expenses:	(in thousands)
Research and development	$10,044	$19,960	$(9,916)	(50%)
Sales and marketing	1,631	6,219	(4,588)	(74%)
General and administrative	37,277	19,298	17,979	93%
Total operating expenses	48,952	45,477	3,475	8%

Research and Development

Research and development expense decreased $9.9 million, or 50%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $9.7 million, and a decrease in 3rd party engineering services of $5.0 million, partially offset by an increase of $4.8 million in stock-based compensation expenses.

Sales and Marketing

Sales and marketing expense decreased $4.6 million, or 74%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $2.6 million, a decrease of $1.9 million in advertising and marketing, and a decrease of $0.3 million in rent expense due to the closure of retail locations, partially offset by an increase of $0.2 million in stock-based compensation expenses.

General and Administrative

General and administrative expense increased $18.0 million, or 93%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, respectively. The increase was due primarily to increases of $18.6 million in stock-based compensation expenses due to the issuance of certain fully vested awards and repricing of certain awards, and $0.7 million of insurance expense, offset by a decreases of $0.3 million in accounting and tax expenses, decreases in travel of $0.6 million and deceases in personnel-related expenses from reduction in headcount of $0.4 million.

Other (Expense) Income, net

	Year Ended December 31,
	2023	2022	Change	% Change
Other (expense) income, net	(in thousands)
Other (expense) income, net:	$1	$(4,036)	$4,037	(100%)
Interest (expense)	(1,588)	(952)	(636)	67%
Gain upon debt extinguishment	2,595	523	2,072	396%
Change in fair value of convertible notes	(306)	107	(413)	(386%)
Change in fair value of warrants	2,405	478	1,927	403%
Total other income (expense), net	3,107	(3,880)	6,987	(180%)

Other (Expense) Income, net

The changes in other (expense) income was primarily attributable to a decrease in issuance of warrants of $3.2 million, a decrease in unrealized currency gains of $0.7 million and a decrease in loss on disposal of assets of $0.2 million.

Interest (Expense)

Interest expense increased $0.6 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in interest expense was driven by $1.3 million of amortization of debt discount on senior secured notes and $0.1 million of amortization of debt discount on convertible notes offset by reduction in interest expense on related party loans of $0.8 million.

Gain on debt extinguishment

Gain on debt extinguishment was a result of forgiveness of debt of $2.6 million related to the third-party content provider for the year ended December 31, 2023, and forgiveness of PPP loan of $0.5 million for the year ended December 31, 2022.

Change in Fair Value of Convertible Notes, and Change in Fair Value of Warrants

Change in fair value of convertible notes and warrants for the year ended December 31, 2023 and 2022 were due to change in fair value of these financial instruments.

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
•
Adjusted EBITDA does not reflect impairment charges for fixed assets and capitalized content, and gains (losses) on disposals for fixed assets;
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net Loss	$(51,373)	$(58,225)
Adjusted to exclude the following:
Total other expense (income), net	(512)	4,403
Income tax benefit (expense)	—	—
Depreciation and amortization expense	6,527	6,218
Stock-based compensation expense (1)	29,943	6,348
Gain on extinguishment of debt (2)	—	(523)
Vendor settlements (3)	(2,595)	—
IPO related expenses (4)	817	695
Impairment write off (5)	—	2,275
Transaction related expenses (6)	194	—
Adjusted EBITDA (7)	$(16,999)	$(38,809)
(1)
Stock-based compensation of $0.9 million and $0.0 million was capitalized as software costs for the year ended December 31, 2023 and 2022, respectively.
(2)
Gain on forgiveness of debt from PPP loan.
(3)
Gain on forgiveness of debt of $2.6 million related to the third-party Content Provider.
(4)
Adjusts for IPO readiness costs and expenses that do not qualify as equity issuance costs.
(5)
Impairment of capitalized content related to the third-party Content Provider.
(6)
Transaction costs related to acquisition of CLMBR, Inc.
(7)
Please refer to the "Non-GAAP Financial Measures – Adjusted EBITDA" section.

Liquidity and Capital Resources

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, management evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements were issued.

As an emerging growth company, the Company is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including the development of revenue generating products and services and the development of a commercial organization, all at the expense of short-term profitability.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the year ended December 31, 2023, the Company incurred a net operating loss of $54.5 million and used net cash in its operations of $15.4 million. As of December 31, 2023, the Company had an accumulated deficit of $166.9 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $0 million of unrestricted cash and cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
•
The Company expects to incur substantial expenditures to invest in its operations and growth for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of credit from lenders or capital investment from public and private investors (collectively “outside capital”). While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to fund its operations, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet fund its operations over the next 12 months beyond the issuance date.
•
As of December 31, 2023, the Company had total outstanding debt of approximately $10.0 million, all of which was classified as current in the accompanying consolidated balance sheet. Approximately $5.8 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 21. Several of these loans matured prior to December 31, 2023, but their repayment has been temporarily waived, and the remaining loans are scheduled to mature over the next 12 months beyond the issuance date. Further as disclosed in Note 22, the Company entered into a credit agreement with Vertical for an $8 million term loan with a maturity date of June 2024, a $6 million senior secured promissory note due in December 2024 and assumed $1.5 million of subordinated debt in conjunction with its acquisition of CLIMBR on February 7, 2024. However, as disclosed in Note 22, $4.3 million of these loans were converted into 2,377,258 shares of the Company’s Series A Convertible Preferred Stock on February 15, 2024 and $3.8 million of these loans were converted into 2,038,039 shares of the Company’s Series A Convertible Preferred Stock on March 29, 2024 and the maturity date on the term loan with Vertical was extended to December 2024. Accordingly, as of the issuance date, the Company’s total outstanding debt was approximately $18.0 million, plus accrued, but unpaid interest and penalties on delayed interest payments, all of which is currently due or scheduled to mature over the next 12 twelve months beyond the issuance date. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
The Company received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) on January 26, 2024 notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.0001 per share (the “Common Stock”) has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “TRNR” at this time. The Company has 180 calendar days, or until July 24, 2024, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If compliance is not regained by July 24, 2024, the Company may be eligible for additional time to regain compliance or if otherwise not eligible, the Company may request a hearing before a hearings panel. In the Company fails regain compliance and/or secure an extension, the Company will be subject to being delisted from the Nasdaq market. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Company’s borrowing arrangement; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Debt and Preferred Equity

2022 Convertible Notes

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

In March 2022, we completed a qualified financing, and as a result the 2022 Convertible Notes were automatically converted into 124,313 shares of Series A-2 Preferred Stock.

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

The Company recognized losses equal to $0.3 million and gains equal to $0.1 million for the year ended December 31, 2023 and 2022, respectively, related to changes in fair value for the November 2022 Convertible Notes.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 565,144 shares of common stock.

November 2023 Bridge Notes

On November 10, 2023, the Company issued secured promissory notes (the "November Bridge Notes") in the aggregate principal amount of approximately $1.9 million, of which approximately $0.8 million was with a related party, with an original issuance discount of 15%, due November 10, 2024. Interest on the outstanding principal of the notes accrues initially at a rate of 3% per annum, with a step-up interest rate of 8% per annum after January 31, 2024 until maturity.

The Company recognized losses equal to $0.1 million for the year ended December 31, 2023 related to changes in fair value for the November 2023 Bridge Notes.

December 2023 Convertible Notes

On December 7, 2023, the Company issued convertible notes (the “December 2023 Note”) with an aggregate principal amount of $2.2 million. The December 2023 Note carries an original issue discount of 8.0% and accrues interest at a rate of 7.0% per annum. The maturity date of the December 2023 Note is December 7, 2024 (the “Maturity Date”). Interest payments are guaranteed through the Maturity Date regardless of whether the December 2023 Note is earlier converted or redeemed.

The December 2023 Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid Late Charges (as defined in the Purchase Agreement) with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $1.25 per share (such shares, the “Note Conversion Shares”). In addition, the Note Investor may, at any time and at its option, convert the Note (in whole or in part) into shares of Common Stock pursuant to the formula included in the preceding sentence at an alternate conversion price equal to 92% of the lowest dollar volume-weighted average price (“VWAP”) during the ten trading days immediately preceding the date of conversion, subject to a conversion price floor, or, any time following an Event of Default (as defined below), equal to 80% of the lowest VWAP during the ten trading days immediately preceding the date of conversion, in each case subject to the additional terms and conditions set forth in the Note.

The Note sets forth certain standard events of default (each such event, an “Event of Default”), upon the occurrence of which the Company is required to deliver written notice to the Note Investor within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Note Investor’s receipt of an Event of Default Notice, and (b) the Note Investor becoming aware of an Event of Default, the Note Investor may require the Company to redeem all or any portion of the Note. Upon an Event of Default, the Note shall bear interest at a rate of 14.0% per annum.

In connection with the Company’s issuance of its December 2023 Notes, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the consolidated balance sheet as convertible note payable and the embedded derivatives. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income). See Note 10 for further details.

The carrying value of the Note was $1.0 million as of December 31, 2023 and total interest expense recognized for the year ended December 31, 2023 was $0.1 million.

Paycheck Protection Program Loan

On April 2, 2021, we received loan proceeds of approximately $0.5 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided loans to qualifying businesses to help sustain our employee payroll costs, rent, and utilities due to the impact of the recent COVID-19 pandemic. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes, which include the payment of payroll costs, interest on covered mortgage obligations, rent obligations and utility payments. The receipt of these funds, and the forgiveness of the loan is dependent on us having initially qualified for the loan and qualifying for the forgiveness of such loan based on our adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness.

We used the proceeds from the PPP loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. We followed the government guidelines and tracking costs to ensure full forgiveness of the loan. To the extent it was not forgiven, we would have been required to repay that portion at an interest rate of 1% over a period of 5 years, beginning May 2022 with a final installment in April 2027.

During the third quarter of 2022, the outstanding balance on the PPP loan including interest was forgiven by the U.S. Small Business Administration, which resulted in a $0.5 million gain upon debt forgiveness.

Warrant Transactions

On July 23, 2021, we issued 6,632 common stock warrants in lieu of interest payments on our convertible notes and as compensation for services provided to us in relation to the agreements entered into with a third-party content provider. The warrants were initially recorded at their fair value calculated using the Black-Scholes model, with the following weighted-average assumptions: exercise price of $0.01 per share, price of $55.50 per share, expected term of 7 years, risk-free rate of 1.30%, and volatility of 65%. The fair value of the warrants of $0.4 million was recorded as a long-term liability.

On July 23, 2021, we issued 76,353 common stock warrants in connection with the issuance of preferred stock. The warrants were initially recorded at their fair value calculated using the Black-Scholes model, with the following weighted-average assumptions: exercise price of $0.01 per share, price of $55.50 per share, expected term of 10 years, risk-free rate of 1.30%, and volatility of 65%. The fair value of the warrants of $4.2 million was recorded as a reduction in the value of the Series A Financing.

On August 25, 2021, we issued 49,629 common stock warrants in connection with the issuance of preferred stock. The warrants were initially recorded at their fair value calculated using the Black-Scholes model, with the following weighted-average assumptions: exercise price of $0.01 per share, price of $55.50 per share, expected term of 9.9 years, risk-free rate of 1.35%, and volatility of 65%. The fair value of the warrants of $2.8 million was recorded as a reduction in the value of the Series A Financing.

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

The Company recorded a change in fair value adjustment of $2.3 million and $0.5 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 and 2022, respectively.

In May 2023, upon closing of the Company's IPO, the July 23, 2021, August 25, 2021, and November 13, 2022 warrants were exercised and converted into shares of common stock.

On November 10, 2023, the Company issued warrants to two accredited investors to purchase shares of common stock of the Company, which warrants expire five years from the date of issuance (each, a “Warrant” and collectively, the “Warrants”). The Warrants were issued in connection with the issuance by the Company of secured promissory notes to such investors in the aggregate principal amount of approximately $1.9 million with an original issuance discount of 15%, due November 10, 2024. Interest on the outstanding principal of the notes accrues initially at a rate of 3% per annum, with a step-up interest rate of 8% per annum after January 31, 2024 until maturity. The Warrants are not exercisable until May 2024, after which they will become exercisable for such number of shares of common stock equal to the then-outstanding principal amount under the promissory note divided by the Warrant Stock Fair Market

Value (as defined in the Warrant) at the Warrant Price (as defined in the Warrant), subject to adjustment as set forth in the Warrant.

On December 7, 2023, the Company issued 924,480 common stock warrants in connection with the issuance of the December 2023 Convertible Notes. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a discount rate of 17.4%. The fair value of the warrants of $0.5 million was recorded as a long-term liability upon issuance. A change in the fair value of warrants of $0.1 million resulted in a long-term liability of $0.4 million as of December 31, 2023.

Class B Common Stock Warrants

During July 2021 we issued an aggregate 6,632 warrants to purchase Class B Common Stock to various employees and nonemployees. Each warrant has a strike price of $0.01 and has a contractual term of seven years. The warrants are classified as permanent equity within the consolidated balance sheets. Upon closing of the IPO, 4,000 of these warrants with an aggregate fair value of $0.2 million were issued as compensation for services provided to us and are recorded within operating expenses.

Preferred Stock

On December 23, 2022, all outstanding shares of redeemable convertible preferred stock were converted into shares of common stock on a one-to-one basis. Accordingly, no shares of preferred stock were outstanding as of December 31, 2022. On December 23, 2022, the Company amended and restated its certificate of incorporation to provide for, among other things, the Company’s authorized capital stock to consist of 369,950,000 shares of common stock, par value $0.0001 per share and 200,000,000 share of preferred stock, par value $0.0001 per share.

Series A Financing

In July 2021 we amended our Certificate of Incorporation (“COI”) to authorize the issuance of 250,000 shares of Series Seed-2, 37,313 shares of Series Seed-3, 21,131 shares of Series Seed-4, 512,425 shares of Series Seed-5, 122,500 shares of Series Seed-6, 257,797 shares of Series Seed-7, 665,588 shares of Series Seed-8, 2,775,210 shares of Series Seed-9, 327,218 shares of Seed-10, 9,592,788 shares of Series A, and 1,531,734 shares of Series A-1.

On July 23, 2021, we executed a Series Seed and Series A Preferred Stock Purchase Agreement (the “Series Seed and Series A Agreement”) for the purposes of raising capital in the aggregate amount of up to $33.0 million by the means of issuance of Series A, Series A-1 and Series Seed-2, Series Seed-3, Series Seed-4, Series Seed-5, Series Seed-6, Series Seed-7, Series Seed-8, Series Seed-9, and Series Seed-10 (all Series Seed issuances noted herein are collectively referred to as “Series Seed 2-10”). On this date, we cancelled $5.3 million and $6.9 million (including principal and interest) of Series A Convertible Notes and SAFEs, respectively, which converted into a total of 13,503 shares of Series Seed-9 and a total of 19,519 of Series Seed-2-10, respectively. On the date of the Series Seed and Series A Agreement, we also cancelled our 2020 Secured Convertible Notes, of which $12.1 million (including principal and interest) converted into 24,576 shares of Series A and $4.0 million (including principal and interest) converted into 10,208 shares of Series A-1.

On July 23, 2021, we issued 14,182 shares of Series A at a purchase price of approximately $490.50 per share.

On August 13, 2021, we issued 25,189 shares of Series A at a purchase price of approximately $490.50 per share.

On November 24, 2021, we amended our Amended and Restated Certificate of Incorporation to increase the number of Series A shares authorized from 9,592,788 to 18,165,136 total shares. As a result, on that date, we completed an additional closing of Series A and issued a total of 22,756 shares at a purchase price of approximately $490.50 per share.

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

Due to the conversion of all outstanding preferred shares in the year ended December 31, 2022, there were no contingently redeemable securities classified outside of permanent stockholders’ equity as of December 31, 2023.

Cash Flows

Comparison of the Years Ended December 31, 2023 and 2022

	Year ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(15,427)	$(35,545)
Net cash used in investing activities	(1,421)	(7,607)
Net cash provided by financing activities	17,105	41,772
Effect of exchange rate on cash	(483)	(91)
Net Change In Cash and Cash Equivalents	$(226)	$(1,471)

Operating Activities

Net cash used in operating activities of $15.4 million for the year ended December 31, 2023, was primarily due to a net loss of $51.4 million offset by depreciation and amortization expense of $6.5 million, stock-based compensation of $29.9 million, amortization of debt discount of $1.4 million, warrants issued to service providers and warrants issuance expense of $0.5 million, inventory valuation loss of $0.8 million, change in fair value of convertible notes of $0.3 million, and increase in operating assets and liabilities of $0.7 million, partially offset by gain on debt forgiveness of $2.6 million and change in the fair value of warrants of $2.4 million. The remaining difference of $0.9 million was related to foreign currency and interest expense.

Net cash used in operating activities of $35.5 million for the year ended December 31, 2022, was primarily due to a net loss of $58.2 million offset by an increase in depreciation and amortization, stock-based compensation, fair value of warrants issued with convertible notes, interest expense, foreign currency, and change in operating assets and liabilities, as well as an impairment write-off of $6.7 million, $6.3 million, $3.5 million, $1.0 million, $0.4 million, $2.5 million, and $2.3 million, respectively.

Investing Activities

Net cash used in investing activities of $1.4 million for the year ended December 31, 2023 was primarily related to the development of internal-use software, software to be sold and markets and content.

Net cash used in investing activities of $7.6 million for the year ended December, 2022 was primarily related to the development of internal-use software, software to be sold and markets and content, and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $17.1 million for the year ended December 31, 2023 was primarily related to $4.3 million of proceeds from the issuance of common stock in connection with the rights offering completed in February 2023 and $10.8 million net proceeds from issuance of common stock upon IPO, net proceeds from senior secured notes of $2.9 million and proceeds from issuance of convertible notes $2.0 million and net payments of loans of $0.5 million, partially offset by payments of offering costs of $2.4 million.

Net cash provided by financing activities of $41.8 million for the year ended December 31, 2022 was primarily related to proceeds from the issuance of preferred stock – Series A, convertible notes and common stock.

Contractual Obligations and Other Commitments

Lease Obligations

The following represents our minimum annual rental payments under operating leases for each of the next five years and thereafter as of December 31, 2023:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2024	78
2025	78
2026	78
2027	78
Thereafter	33
Total	$345

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

A liability for total minimum commitment (the license fee) on a quarterly basis was recognized as a liability of $2.3 million as of December 31, 2022. In March 2023, both agreements with the Content Provider were terminated by mutual agreement and no payments remain due or payable thereunder and the liability was recognized as a gain on settlement for the year ended December 31, 2023.

Restructuring

During the year ended December 31, 2022, the Company announced a restructuring cost savings initiative designed to reallocate personnel resources to support their ongoing product development efforts while also increasing their focus on marketing and sales and building their brand. As a result of this action, the Company has incurred restructuring costs that include employee termination severance, as well as other incremental costs resulting from the restructuring actions.

Employee termination severance is recorded based on statutory requirements and completed negotiations. Restructuring costs are recognized in the Company’s consolidated financial statements in operating expenses in accordance with GAAP. Generally, charges are recorded when restructuring actions are approved, communicated and/or implemented.

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

In 2022, the sale of the shares of common stock to several employees was completed in the form of issuances of Secured Partial Recourse Promissory Notes (the “Note(s)”) by the respective employee to the Company.

The Notes were in the aggregate amount of $154,875 and $449,750 for 94,908 and 299,832 shares as of December 31, 2023 and December 31, 2022, respectively. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes were outstanding as of December 31, 2023 and December 31, 2022, and are not recorded on the balance sheet.

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In accordance with ASC 718, as the warrant contains a performance condition dependent on an initial public offering, there was no impact recorded prior to December 31, 2022. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 28,124 shares of common stock.

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

On November 10, 2023,the Company issued warrants to two accredited investors to purchase shares of common stock of the Company, which warrants expire five years from the date of issuance (each, a “Warrant” and collectively, the “Warrants”). The Warrants were issued in connection with the issuance by the Company of secured promissory notes to such investors in the aggregate principal amount of approximately $1.9 million with an original issuance discount of 15%, due November 10, 2024. Interest on the outstanding principal of the notes accrues initially at a rate of 3% per annum, with a step-up interest rate of 8% per annum after January 31, 2024 until maturity. The Warrants are not exercisable until May 2024, after which they will become exercisable for such number of shares of common stock equal to the then-outstanding principal amount under the promissory note divided by the Warrant Stock Fair Market Value (as defined in the Warrant) at the Warrant Price (as defined in the Warrant), subject to adjustment as set forth in the Warrant.

On December 7, 2023, the Company issued an aggregate 924,480 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $1.25 per share. The Warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings.

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

Our material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, embedded derivatives and warrants. The carrying amounts of current financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

Internal-use Software

We capitalize certain eligible software development costs incurred in connection with our internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to our Studio software that is accessed by our customers on a membership basis as well as certain costs associated with our information systems. Capitalized software costs are amortized over the estimated useful life, which is three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal costs including stock based compensation and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for our intended use. We expense all costs incurred that relate to planning and post-implementation phases of development.

During the year ended December 31, 2023 and 2022, we capitalized $1.9 million and $1.4 million, respectively, of software costs. During the year ended December 31, 2023 and 2022, we capitalized $0.4 million and $2.7 million, respectively, of internal-use software. As of December 31, 2023 and 2022, we had $2.9 million and $2.6 million of unamortized software costs, respectively. As of December 31, 2023 and 2022, we had $2.3 million and $3.8 million of unamortized internal-use software costs, respectively.

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

Our business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, we have recognized one impairment with regards to the carrying value of our content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. During the year ended December 31, 2023 and 2022, we capitalized $0.0 million and $1.6 million, respectively, of content costs. The unamortized cost of content is approximately $2.4 million and $4.4 million as of December 31, 2023 and December 31, 2022, respectively.

Impairment of Capitalized Content

In May 2021, we entered into two agreements with a third-party content provider (“Content Provider”), a service agreement and a collaboration agreement. Per the service agreement, The Company was to provide content creation services for the Content Provider in which we are to produce workout content using the Content Provider’s trainers and studios. Under the collaboration agreement, both we and the Content Provider agreed to jointly market their partnership; in addition, the collaboration agreement provided us with a license to use the Content Provider’s content and marks on our Studio fitness ecosystem (i.e., the “License”). The license issued to us allowed us to reproduce, modify, prepare derivative works based upon, distribute, publicly display, publicly perform the content and the modified content, to market, advertise or promote the Company, perform specified activities, and provide our customers access to and use of the Content Provider’s content, throughout the world on our Studio products and in any media, so long as such other media is associated or related to the use of our Studio products. In December 2022, the Company determined that the Content Provider’s content would no longer be used on the Company’s platform, leading to a triggering event. Upon further analysis, it was determined that this content was abandoned in December 2022 with no remaining fair value. As such, the Company recorded an impairment loss of $2.3 million within general and administrative costs on the Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2022.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for our November 2022 convertible notes. In accordance with ASC Topic 825, we record these convertible notes at fair value with changes in fair value recorded as a component of other expense, net in the consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. In addition, the convertible notes meet other applicable criteria for electing fair value option under ASC Topic 825. In May 2023, upon closing of the Company's IPO, the convertible notes issued in November 2022 were converted into an aggregate of 565,144 shares of common stock.

In connection with the Company’s issuance of the December 2023 Notes, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the consolidated balance sheet as convertible note payable and the embedded derivatives. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income). See Note 10 for further details.

Bridge Notes

On November 10, 2023, the Company issued secured promissory notes (the "November Bridge Notes"). As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for our November 2023 Bridge Notes. In accordance with ASC Topic 825, we record these bridge notes at fair value with changes in fair value recorded as a component of other expense, net in the consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the bridge notes were expensed as incurred and were not deferred. In addition, the bridge notes meet other applicable criteria for electing fair value option under ASC Topic 825. As of December 31, 2023, there are $1.7 million of notes outstanding measured at fair value related to the November 2023 Bridge Notes.

Inventory Valuation

We review our inventory to ensure that its carrying value does not exceed its net realizable value (“NRV”), with NRV based on the estimated selling price of inventory in the ordinary course of business, less estimated costs of delivery and installation. When our expectations indicate that the carrying value of inventory may exceed its NRV, we perform an exercise to calculate the approximate amount by which carrying value is greater than NRV and record additional cost of revenue for the difference. Once a write-off occurs, a new, lower cost basis is established. Should our estimates used in these calculations change in the future, such as estimated selling prices or delivery and installation costs, additional write-downs may occur. Inventories presented in the Consolidated Balance Sheets are net of reserves for inventory valuation.

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

We record fees paid to third-party financing partners in connection with our consumer financing program as a reduction of revenue, as we considers such costs to be a customer sales incentive. We record payment processing fees for our credit card sales for connected fitness products within fitness product revenue in our consolidated statements of operations and comprehensive loss.

Membership

Our memberships provide unlimited access to content in our library of on-demand fitness classes. Our memberships are offered on a month-to-month basis.

Amounts paid for membership fees are included within deferred revenue on our consolidated balance sheets and recognized ratably over the membership term. We record payment processing fees for our monthly membership charges within cost of membership in our consolidated statements of operations and comprehensive loss.

Training

Our training services are personal training services delivered through the Connected Fitness Products and third- party mobile devices. Training revenue is recognized at the time of delivery.

Stock-Based Compensation

In December 2020, our board of directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”), and in April 2023, our board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Following the completion of our initial public offering, no additional awards and no additional shares of our common stock remained available for future issuance under the 2020 Plan. However, the 2020 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder. Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We estimate the fair value of stock options using the Black-Scholes option pricing model. The determination of the grant date fair value of stock awards issued is affected by a number of variables, including the fair value of our common stock, the expected common stock price volatility over the expected life of the awards, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of our common stock. We derive our volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. We estimate the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant.

Expected dividend yield is 0.0% as we have not paid and does not currently anticipate paying dividends on our common stock.

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards, with a catch up so that the stock-based compensation recognized at any date is equal the portion of the grant-date value of the award that is vested at that date. Stock-based compensation expense is classified in the accompanying consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient's service payments are classified. For the year ended December 31, 2022, the Company recognized an additional stock-based compensation expense of $1.1 million as a result of a modification related to accelerated option vesting. For the year ended December 31, 2023, the Company recognized an additional stock-based compensation expense of $0.5 million as a result of a modification related to accelerated option vesting and repricing of options.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this annual report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable we have early adopted certain standards as described in Note 2 of our audited financial statements and the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

In preparing our financial statements as of and for the years ended December 31, 2023 and December 31, 2022, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; (2) certain system limitations in our accounting software and the overall control environment (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists and (4) the lack of sufficient processes and precise review and procedures to ensure the proper accounting for stock based compensation expenses, and the recording of those expenses completely and accurately in the appropriate period.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2024 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the fiscal year ended December 31, 2023, as we expect to implement new software in 2024. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2023 or December 31, 2022, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of this offering.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. A hypothetical 10% change in interest rates would not result in a material change for the years ended December 31, 2023 and 2022.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

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

In preparing our financial statements as of and for the years ended December 31, 2023 and December 31, 2022, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; (2) certain system limitations in our accounting software and the overall control environment (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists and (4) the lack of sufficient processes and precise review and procedures to ensure the proper accounting for stock based compensation expenses, and the recording of those expenses completely and accurately in the appropriate period.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness described above.

A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We concluded that the previously disclosed material weakness in our internal control over financial reporting continued to exist as of December 31, 2023. The material weakness identified related to the lack of segregation of duties, certain system limitations in our accounting software and the overall control environment, as we had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process.

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

Remediation Plan and Status

We are committed to remediating the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2024 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the fiscal year ended December 31, 2023 or the fiscal year ended December 31, 2022, as we expect to implement new software in 2024. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2023 and is incorporated herein by reference.

Our board of directors adopted a code of ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior financial officers. The full text of our codes of business conduct and ethics is posted on the investor relations page of our website (www.formelife.com). The inclusion of our website address in this annual report on Form 10-K is an inactive textual reference only. We intend to disclose future amendments to our codes of business conduct and ethics, or any waivers of such code, on our website or in public filings.

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is, other than the information required by Item 402(v) of Regulation S-K, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(a) Financial Statements. The following documents are included on pages F2-F43 attached hereto and are filed as part of this Annual Report on Form 10-K:

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

2.1†

Asset Purchase Agreement, dated October 6, 2023, by and among CLMBR, INC, CLMBR1, LLC and Interactive Strength Inc. (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed October 11, 2023).

3.1	Amended and Restated Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed May 2, 2023).
3.2	Amended and Restated Bylaws of Interactive Strength Inc. (incorporated by reference from Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed May 2, 2023).
3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2024).
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).
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

4.4	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
4.5	Convertible Note (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.6 to the registrant’s Registration Statement on Form S-1 (File No. 333-276217).
4.7	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).
4.8	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 7, 2024).
4.9	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 26, 2024).
4.10*	Description of Securities
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

10.9†#

Offer Letter from the registrant to Michael J. Madigan, dated September 27, 2022 (incorporated by reference from Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-276217).

10.10†

Note Purchase Agreement and Form of Note, dated June 6, 2023 by and among Interactive Strength Inc, THLWY LLC, a Wyoming limited liability company) and the additional lender parties listed therein (incorporated by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on June 9, 2023).

10.11†

Securities Purchase Agreement, dated December 7, 2023, by and between Interactive Strength Inc. and 3i, LP (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 13, 2023).

10.12

Registration Rights Agreement, dated December 7, 2023, by and between Interactive Strength Inc. and 3i, LP (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 13, 2023).

10.13†	Form of Equity Line Purchase Agreement (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
10.14†	Form of Equity Line Registration Rights Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
10.15

Amended and Restated Asset Purchase Agreement, dated January 22, 2024, by and among CLMBR, INC, CLMBR1, LLC and Interactive Strength Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 23, 2024).

10.16

Note Purchase Agreement, dated February 1, 2024, by and among Interactive Strength Inc. and CLMBR Holdings LLC as Borrower and Treadway Holdings LLC as Purchaser (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.17

Securities Purchase Agreement, dated February 1, 2024, by and between Interactive Strength Inc. and Treadway Holdings LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.18

Credit Agreement, dated February 1, 2024, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.19†

Exclusive Distribution Agreement, dated February 20, 2024, by and between Woodway USA, Inc. and Interactive Strength Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 26, 2024).

14.1*	Code of Ethics
21.1

Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023.

23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Interactive Strength Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE STRENGTH INC.

Date: April 1, 2024	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trent A. Ward	Chief Executive Officer and Chair	April 1, 2024
Trent A. Ward	(Principal Executive Officer)

/s/ Michael J. Madigan	Chief Financial Officer	April 1, 2024
Michael J. Madigan	(Principal Financial and Accounting Officer)

/s/ Kirsten Bartok Touw	Director	April 1, 2024
Kirsten Bartok Touw

/s/ Aaron N. D. Weaver	Director	April 1, 2024
Aaron N. D. Weaver

/s/ Deepak M. Mulchandani	Director	April 1, 2024
Deepak M. Mulchandani

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Interactive Strength Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interactive Strength Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and does not have sufficient liquidity to repay certain outstanding loans currently due, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

April 1, 2024

We have served as the Company's auditor since 2022.

INTERACTIVE STRENGTH INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$—	$226
Accounts receivable, net of allowances	1	—
Inventories, net	2,607	4,567
Vendor deposits	1,815	3,603
Prepaid expenses and other current assets	933	1,426
Total current assets	5,356	9,822
Property and equipment, net	444	1,326
Right-of-use-assets	283	110
Intangible assets, net	2,254	3,834
Long-term inventories, net	2,908	—
Vendor deposits long term	309	—
Deferred offering costs	—	2,337
Other assets	5,248	7,018
Total Assets	$16,802	$24,447
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,562	$7,743
Accrued expenses and other current liabilities	906	5,304
Operating lease liability, current portion	54	106
Deferred revenue	77	29
Loan payable	5,806	6,708
Senior secured notes	3,096	—
Income tax payable	7	7
Embedded derivatives	122	—
Convertible note payable	904	4,270
Total current liabilities	21,534	24,167
Operating lease liability, net of current portion	229	9
Warrant liabilities	591	3,004
Total liabilities	$22,354	$27,180
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, par value $0.0001; 900,000,000 and 369,950,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 14,192,083 and 2,450,922 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	7	4
Additional paid-in capital	161,252	112,436
Accumulated other comprehensive income	100	365
Accumulated deficit	(166,911)	(115,538)
Total stockholders' (deficit)	(5,552)	(2,733)
Total liabilities and stockholders' (deficit)	$16,802	$24,447

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Fitness product revenue	$574	$530
Membership revenue	142	74
Training revenue	246	77
Total revenue	962	681
Cost of revenue:
Cost of fitness product revenue	(2,287)	(2,402)
Cost of membership	(3,807)	(5,693)
Cost of training	(396)	(1,454)
Total cost of revenue	(6,490)	(9,549)
Gross loss	(5,528)	(8,868)
Operating expenses:
Research and development	10,044	19,960
Sales and marketing	1,631	6,219
General and administrative	37,277	19,298
Total operating expenses	48,952	45,477
Loss from operations	(54,480)	(54,345)
Other income (expense), net:
Other income (expense), net	1	(4,036)
Interest (expense)	(1,588)	(952)
Gain upon debt forgiveness	2,595	523
Change in fair value of convertible notes and bridge notes	(306)	107
Change in fair value of warrants	2,405	478
Total other income (expense), net	3,107	(3,880)
Loss before provision for income taxes	(51,373)	(58,225)
Income tax expense	—	—
Net loss attributable to common stockholders	$(51,373)	$(58,225)
Net loss per share - basic and diluted	(4.15)	(119.49)
Weighted average common stock outstanding—basic and diluted	12,367,974	487,276

	Year Ended December 31,
	2023	2022
Net loss	$(51,373)	$(58,225)
Other comprehensive loss:
Foreign currency translation (loss) gain	(265)	524
Total comprehensive loss	$(51,638)	$(57,701)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT)

(In thousands, except share amounts)

	Series Seed 0 - 10		Convertible Preferred Stock Series A		Series A-1		Series A-2		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Income) Loss	Deficit	(Deficit)
Balances at December 31, 2021	42,999	$7,594	86,703	$19,535	10,208	$2,604	—	$—	—	$—	181,362	$3	31,703	$—	$37,806	$(159)	$(57,313)	$(19,663)
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	1,339,821	1	—	—	2,625	—	—	2,626
Issuance of Series A-2 preferred stock upon conversion of convertible notes	—	—	—	—	—	—	124,313	5,926	—	—	—	—	—	—	—	—	—	—
Issuance of Series A-2 preferred stock, net of issuance costs of $97	—	—	—	—	—	—	631,292	29,996	—	—	—	—	—	—	—	—	—	—
Issuance of Class A upon Conversion of Series A preferred stock	—	—	(86,703)	(19,535)	—	—	—	—	—	—	86,703	—	—	—	19,535	—	—	19,535
Issuance of Class A upon Conversion of Series A-1 preferred stock					(10,208)	(2,604)			—	—	10,208	—	—	—	2,604	—	—	2,604
Issuance of Class A upon Conversion of Series A-2 preferred stock	—	—	—	—	—	—	(755,605)	(35,922)	—	—	755,605	—	—	—	35,922	—	—	35,922
Issuance of Class A upon Conversion of Series Seed preferred stock	(7,546)	(2,267)	—	—	—	—	—	—	—	—	7,546	—	—	—	2,267	—	—	2,267
Issuance of Class A upon Conversion of Series Seed-1 preferred stock	(2,393)	(719)	—	—	—	—	—	—	—	—	2,393	—	—	—	719	—	—	719
Issuance of Class A upon Conversion of Series Seed-2 preferred stock	(1,666)	(160)	—	—	—	—	—	—	—	—	1,666	—	—	—	160	—	—	160
Issuance of Class A upon Conversion of Series Seed-3 preferred stock	(248)	(25)	—	—	—	—	—	—	—	—	248	—	—	—	25	—	—	25
Issuance of Class A upon Conversion of Series Seed-4 preferred stock	(140)	(15)	—	—	—	—	—	—	—	—	140	—	—	—	15	—	—	15
Issuance of Class A upon Conversion of Series Seed-5 preferred stock	(3,414)	(425)	—	—	—	—	—	—	—	—	3,414	—	—	—	425	—	—	425
Issuance of Class A upon Conversion of Series Seed-6 preferred stock	(815)	(104)	—	—	—	—	—	—	—	—	815	—	—	—	104	—	—	104
Issuance of Class A upon Conversion of Series Seed-7 preferred stock	(1,716)	(235)	—	—	—	—	—	—	—	—	1,716	—	—	—	235	—	—	235
Issuance of Class A upon Conversion of Series Seed-8 preferred stock	(4,410)	(659)	—	—	—	—	—	—	—	—	4,410	—	—	—	659	—	—	659
Issuance of Class A upon Conversion of Series Seed-9 preferred stock	(18,481)	(2,664)	—	—	—	—	—	—	—	—	18,481	—	—	—	2,664	—	—	2,664
Issuance of Class A upon Conversion of Series Seed-10 preferred stock	(2,170)	(321)	—	—	—	—	—	—	—	—	2,170	—	—	—	321	—	—	321
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	2,521	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,347	—	—	6,347
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	524	—	524
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58,225)	(58,225)
Balances at December 31, 2022	—	—	—	—	—	—	—	—	—	—	2,416,698	4	34,224	—	112,436	365	(115,538)	(2,733)
Issuance of Common stock	—	—	—	—	—	—	—	—	8,677,001	3	—	—	—	—	4,449	—	—	4,452
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	13,492	—	—	—	—	—	—	—	—	—
Issuance of Common stock upon conversion of Class A Common Stock	—	—	—	—	—	—	—	—	2,416,698	4	(2,416,698)	(4)	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	646,433	—	14	—	—	14
Issuance of Common stock upon conversion of Class B Common Stock	—	—	—	—	—	—	—	—	680,657	—	—	—	(680,657)	—	—	—	—	—
Initial public offering, net of issuance cost of $1.2 million	—	—	—	—	—	—	—	—	1,500,000	—	—	—	—	—	10,820	—	—	10,820
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	565,144	—	—	—	—	—	4,521	—	—	4,521
Exercise of stock warrants	—	—	—	—	—	—	—	—	339,091	—	—	—	—	—	2,468	—	—	2,468
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	30,828	—	—	30,828
Net exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	323	—	—	323
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,373)	(51,373)
Balances at December 31, 2023	—	$—	—	$—	—	$—	—	$—	14,192,083	$7	—	$—	—	$—	$161,252	$100	$(166,911)	$(5,552)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(51,373)	$(58,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	265	422
Depreciation	882	1,143
Amortization	5,644	4,999
Non-cash lease expense	79	590
Inventory valuation loss	825	904
Stock-based compensation	29,943	6,347
Fair value of warrants issued with bridge and convertible notes	270	3,482
Gain upon debt forgiveness	(2,595)	(523)
Loss on property and equipment disposal	—	181
Interest expense	194	952
Impairment write-off	—	2,275
Amortization of debt discount	1,394	—
Change in fair value of convertible notes	306	(107)
Warrants issued to service providers and warrant issuance expense	497	—
Change in fair value of derivatives	(52)	—
Change in fair value of warrants	(2,405)	(478)
Changes in operating assets and liabilities
Accounts receivable	(1)	—
Inventories	(1,791)	(2,435)
Prepaid expenses and other current assets	493	(261)
Vendor deposits	1,479	341
Other assets	(9)	3
Accounts payable	2,084	3,926
Accrued expenses and other current liabilities	(1,521)	1,490
Deferred revenue	48	14
Operating lease liabilities	(83)	(585)
Net cash used in operating activities	(15,427)	(35,545)
Cash Flows From Investing Activities:
Purchase of property and equipment	—	(577)
Acquisition of internal use software	(272)	(2,743)
Acquisition of software and content	(1,149)	(4,287)
Net cash used in investing activities	(1,421)	(7,607)
Cash Flows From Financing Activities:
Proceeds from issuance of related party loans	465	425
Payments of related party loans	(942)	(1,324)
Proceeds from issuance of common stock upon initial public offering, net of offering costs	10,820	—
Payments of offering costs and issuance of convertible notes	(2,378)	—
Proceeds from senior secured notes	4,863	—
Payments of senior secured notes	(2,000)	—
Proceeds from issuance of Preferred Stock - Series A, net of issuance costs	—	29,996
Proceeds from issuance of convertible notes	2,000	10,106
Proceeds from the issuance of common stock A	4,247	2,626
Proceeds from the exercise of common stock options	30	12
Repayment Bounce Back Loan	—	(69)
Net cash provided by financing activities	17,105	41,772
Effect of exchange rate on cash	(483)	(91)
Net Change In Cash and Cash Equivalents	(226)	(1,471)
Cash and restricted cash at beginning of year	226	1,697
Cash and restricted cash at end of year	$—	$226
Supplemental Disclosure Of Cash Flow Information:
Property & equipment in Accounts Payable	18	18
Inventories in Accounts Payable and accrued expenses	815	1,007
Capitalized software and content in Accounts Payable	—	75
Issuance of Series A preferred stock in connection with convertible notes payable	—	5,926
Deferred offering costs	—	2,337
Offering costs and debt issuaance costs in Accounts Payable and accrued expenses	2,781	—
Exercise of stock warrants	2,468	—
Right-of-use assets obtained in exchange for new operating lease liabilities	313	411
Right-of-use assets obtained in exchange for new operating lease liabilities upon ASC 842 adoption	—	289
Issuance of Class A common stock through conversion of preferred stock	—	65,655
Conversion of convertible notes into common stock	4,521	—
Issuance of convertible note in conversion of outstanding loan payable	—	161
Issuance of convertible note in conversion of Accounts Payable	—	36
Decrease in right-of-use asset and operating lease liabilities due to lease termination	61	—
Issuance of Common Stock from Rights Offering	202	—
Net exercise of options	323	—
Stock-based compensation capitalized in software	883	—

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Interactive Strength Inc. and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated.

Liquidity and Going Concern

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, management evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements were issued.

As an emerging growth company, the Company is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including the development of revenue generating products and services and the development of a commercial organization, all at the expense of short-term profitability.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the year ended December 31, 2023, the Company incurred a net operating loss of $54.5 million and used net cash in its operations of $15.4 million. As of December 31, 2023, the Company had an accumulated deficit of $166.9 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $0 million of unrestricted cash and cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
•
The Company expects to incur substantial expenditures to invest in its operations and growth for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of credit from lenders or capital investment from public and private investors (collectively “outside capital”). While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to fund its operations, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet fund its operations over the next 12 months beyond the issuance date.
•
As of December 31, 2023, the Company had total outstanding debt of approximately $10.0 million, all of which was classified as current in the accompanying consolidated balance sheet. Approximately $5.8 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 21. Several of these loans matured prior to December 31, 2023, but their repayment has been temporarily waived, and the remaining loans are scheduled to mature over the next 12 months beyond the issuance date. Further as disclosed in Note 22, the Company entered into a credit agreement with Vertical for an $8 million term loan with a maturity date of June 2024, a $6 million senior secured promissory note due in December 2024 and assumed $1.5 million of subordinated debt in conjunction with its acquisition of CLIMBR on February 7, 2024. However, as disclosed in Note 22, $4.3 million of these loans were converted into 2,377,258 shares of the Company’s Series A Convertible Preferred Stock on February 15, 2024 and $3.8 million of these loans were converted into 2,038,039 shares of the Company's Series A Convertible Preferred Stock on March 29, 2024, and the maturity date on the term loan with Vertical was extended to December 2024. Accordingly, as of the issuance date, the Company’s total outstanding debt was approximately $18.0 million, plus accrued, but unpaid interest and penalties on delayed interest payments, all of which is currently due or scheduled to mature over the next 12 twelve months beyond the issuance date. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
The Company received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) on January 26, 2024 notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.0001 per share (the “Common Stock”) has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “TRNR” at this time. The Company has 180 calendar days, or until July 24, 2024, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If compliance is not regained by July 24, 2024, the Company may be eligible for additional time to regain compliance or if otherwise not eligible, the Company may request a hearing before a hearings panel. In the Company fails regain compliance and/or secure an extension, the Company will be subject to being delisted from the Nasdaq market. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Company’s borrowing arrangement; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Trademarks

We, and in certain cases through our subsidiaries, have obtained trademarks for FORME LIFE, which trademarks are our property. This prospectus also contains references to our trademarks and trademarks belonging to other entities, which trademarks remain the property of such other entities. Solely for convenience, trademarks and trade names referred to in this prospectus, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply relationships with, or endorsement or sponsorship of us by, any other companies.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, fair value measurements, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, stock-based compensation expense, valuation of the debt component of convertible notes, warrant liabilities, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of December 31, 2023 and 2022, substantially all of the Company’s long-lived assets are held in the United States.

Cash

Cash consists of cash on deposit in banks.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. As of December 31, 2023, the Company incurred offering costs amounting to $4.6 million through the IPO and subsequently classified the costs to additional paid in capital.

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

Inventories, net

Inventories, which are comprised of finished goods, are stated at the lower of cost or net realizable value, with cost determined using actual costs. The Company maintains inventory in a third-party warehouse. Reserves are established to reduce the cost of inventories to their estimated net realizable value and are reflected in cost of revenues in the consolidated statement of operations. The Company assessed the obsolescence reserve by evaluating factors such as inventory levels, historical sales, and the remaining life of its products. Inventory losses are written-off against the reserve. Inventory not expected to be sold in the next twelve months is classified as long-term in the accompanying consolidated balance sheets.

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

The Company’s business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, the Company has recognized one impairment with regards to the carrying value of its content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $2.4 million and $4.4 million as of December 31, 2023 and December 31, 2022, respectively.

Capitalized Software Costs

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life of three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the year ended December 31, 2023.

During the year ended December 31, 2023 and December 31, 2022, the Company capitalized $0.4 million and $2.7 million, respectively, under ASC 350 included in intangible assets.

During the year ended December 31, 2023 and December 31, 2022, the Company capitalized $1.9 million and $1.4 million, respectively, under ASC 985 included in other assets.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Capitalized software and internal-use software	3 years

Music Royalty Fees

The Company recognizes music royalty fees as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of such royalties is primarily driven by the number of paid subscribers each month and it is classified as cost of membership and training within the Company’s statement of operations. The Company’s license agreements with music rights holders generally include provisions for advance royalties as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the agreement. As of December 31, 2023 and December 31, 2022, there were no music guarantee-related prepaids, respectively.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts payable, accrued expenses, bridge notes, convertible notes, embedded derivatives and warrants. The carrying amounts of current financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. There was a $2.3 million impairment loss related to the impairment of the Content Provider’s content for the year ended December 31, 2022. There was no charge to impairment for the year ended December 31, 2023.

Leases

The Company adopted the Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”) as of January 1, 2022, using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under Accounting Standards Codification (“ASC”) 840, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

As a result of the adoption of ASC 842, the Company recognized right-of-use assets and lease liabilities of $0.3 million as of the January 1, 2022, effective date. There was no impact to opening retained earnings from the adoption of ASC 842. The Company recorded an immaterial amount of general and administrative expense in its consolidated statement of operations related to lease expense, including short-term lease expense during the year ended December 31, 2022.

Bridge Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for our November 2023 Bridge Notes. In accordance with ASC Topic 825, we record these bridge notes at fair value with changes in fair value recorded as a component of other expense, net in the consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the bridge notes were expensed as incurred and were not deferred. In addition, the bridge notes meet other applicable criteria for electing fair value option under ASC Topic 825. As of December 31, 2023, there are $0.2 million of notes outstanding measured at fair value related to the November 2023 Bridge Notes.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, the Company has elected the fair value option to account for its November 2022 convertible notes. In accordance with ASC Topic 825, the Company records these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. In addition, the convertible notes meet other applicable criteria for electing fair value option under ASC Topic 825.

In May 2023, upon closing of the Company's IPO, the November 2022 convertible notes were converted into an aggregate of 565,144 shares of common stock.

In connection with the Company’s issuance of the December 2023 Convertible Notes (the “December 2023 Notes”), the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented in on the consolidated balance sheet as convertible note payable and the embedded derivatives. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income). See Note 10 for further details.

Warrants

The Company account for common stock warrants as either equity-classified instruments or liability-classified instruments based on an assessment of the warrant terms. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to our Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding. The warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the consolidated statements of operations and comprehensive loss.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. If a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or states that such an estimate cannot be made.

Revenue Recognition

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all subsequent amendments. As the Company had not recognized any revenue prior to the adoption of the new standard, there was no impact on the measurement or timing of revenue recognition as a result of the adoption. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to Note 3 for additional information.

Cost of Fitness Product Revenue

Cost of fitness product revenue relates to the Fitness Product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. Cost of fitness product revenue also contains valuation losses related to the Company’s inventory lower of cost or market reserve.

Cost of Membership and Training

Membership costs include costs associated with the creation of content and training, including associated payroll, filming and production costs, other content specific costs, hosting fees, music royalties, amortization of capitalized software development costs, and warranty replacement and servicing costs associated with extended warranty contracts.

Advertising Costs

Advertising and other promotional costs to market the Company’s products are expensed as incurred. Advertising expenses were $0.7 million and $2.5 million for the year ended December 31, 2023 and 2022, respectively, and are included within sales and marketing expenses in the consolidated statements of operations and comprehensive loss.

Research and Development Costs

Research and development expenses consist primarily of personnel- and facilities-related expenses, consulting and contractor expenses, tooling and prototype materials software platform expenses, and depreciation of property and equipment. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses are expensed as incurred.

Stock-Based Compensation

In December 2020, the Board of Directors adopted the 2020 Equity Incentive Plan (“the 2020 Plan”) and in April 2023, our board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The determination of the grant date fair value of stock awards issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected life of the awards, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s common stock. The Company derives its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. The Company estimates the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company has not paid and does not currently anticipate paying dividends on its common stock.

Stock-based compensation expense is classified in the accompanying consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiaries, Interactive Strength UK and Interactive Strength Taiwan, is the United States dollar. All foreign currency transaction gains and losses are recognized in the consolidated statements of operations and comprehensive loss through other income (expense). The Company recognized material currency transaction gains or losses during the year ended December 31, 2023 and 2022.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2023 and 2022, comprehensive loss included $0.3 million of foreign currency transaction losses and $0.5 million of foreign currency transaction gains, respectively.

Loss Per Share

The Company computes loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock and common stock issued upon early exercise of stock options are participating securities. The Company considers any shares issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on common stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to the Company’s participating securities.

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options, employee stock purchase plan (“ESPP”) shares to be issued, and vesting of restricted stock awards.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected not to “opt out” of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time public companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. As noted below, certain new or revised accounting standards were early adopted.

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

ASU 2016-13

In June 2016, the FASB issued ASU 2016-03, Measurement of Credit Losses on Financial Instruments (“CECL”), which amends ASC 326 “Financial Instruments - Credit Losses” which introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward looking “expected loss model” that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The Company adopted the new standard effective January 1, 2022 and the guidance did not have a material impact on our consolidated financial statements.

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends ASC Topic 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecasted. In addition, this ASU also requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date and clarifies the tax accounting of a step up in tax basis of goodwill. The Company adopted ASU 2019-12 effective January 1, 2022, using the modified retrospective method. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

ASU 2020-04 and ASU 2022-06

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance. In December 2022, the FASB issued ASU 2022-06, “Reference rate reform (Topic 848): Deferral of the sunset date of Topic 848” which defers the expiration date for Topic 848 from December 31, 2022 until December 31, 2024. The Company is currently evaluating the potential impact of adopting this new accounting guidance, but does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU modifies income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliations and (ii) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This ASU is effective for fiscal years beginning after December 31, 2024 and should be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and provide new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years after December 15, 2024 and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

Note 3. Revenue Recognition

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

The Company expenses sales commissions on its Connected Fitness Products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in the Company’s consolidated statements of operations and comprehensive loss.

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

Amounts paid for payment processing fees for credit card sales for Connected Fitness Products are included as a reduction to fitness product revenue in the Company’s consolidated statements of operations and comprehensive loss.

Membership

The Company’s memberships provide unlimited access to content in its library of on-demand fitness classes. The Company’s memberships are offered on a month-to-month basis.

Amounts paid for membership fees are included within deferred revenue on the Company’s consolidated balance sheets and recognized ratably over the membership term. The Company records payment processing fees for its monthly membership charges within cost of membership in the Company’s consolidated statements of operations and comprehensive loss.

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

Note 4. Inventories, net

Inventories, net consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Finished products	$2,607	$4,567
Finished products - Long Term	$2,376	$—
Raw materials - Long Term	$532	$—
Total inventories, net	$5,515	$4,567

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in our Taiwan facility that will be shipped to our manufacturing partners.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Pre-production tooling	$3,094	$3,094
Machinery and equipment	125	125
Leasehold improvements	113	113
Furniture and fixtures	25	25
Software and technology development asset	13	13
Total	3,370	3,370
Less: Accumulated depreciation	(2,926)	(2,044)
Total property and equipment, net	$444	$1,326

Depreciation expense amounted to $0.9 million and $1.2 million for the year ended December 31, 2023 and 2022, respectively.

Note 6. Intangible Assets, net

Identifiable intangible assets, net consisted of the following:

	As of December 31,			As of December 31,
	2023			2022
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-Use Software	$6,248	$(3,994)	$2,254	$5,827	$(1,993)	$3,834
Total identifiable intangible assets	$6,248	$(3,994)	$2,254	$5,827	$(1,993)	$3,834

Amortization expense amounted to $2.0 million and $1.6 million for the year ended December 31, 2023 and 2022, respectively. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

As of December 31, 2023, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2024	1,656
2025	521
2026	77
2027	—
Total	$2,254

Note 7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Security deposit	66	146
Prepaid licenses	20	45
Research and development tax credit	516	750
Other receivables	20	178
Insurance	246	14
Other prepaid	65	293
Total prepaid expenses and other current assets	$933	$1,426

Note 8. Other Assets, net

Other assets, net consisted of the following:

	As of December 31,			As of December 31,
	2023			2022
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,589	$(4,237)	$2,352	$6,589	$(2,185)	$4,404
Capitalized software	$5,879	$(2,983)	$2,896	$3,996	$(1,391)	$2,605
Other	$—	$—	$—	$9	$—	$9
Total other assets	$12,468	$(7,220)	$5,248	$10,594	$(3,576)	$7,018

Amortization expense amounted to $3.6 million and $3.4 million for the year ended December 31, 2023 and 2022, respectively. In the year ended December 31, 2022, the Company also recognized a $2.3 million impairment of capitalized content related to the third-party Content Provider.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Accrued bonus	$25	$145
Accrued payroll	26	193
Accrued PTO	21	188
Accrued offering costs	—	1,490
Accrued licenses	—	2,250
Accrued royalties	208	195
Accrued professional fees	235	—
Customer deposits	46	517
Other accrued expenses and current liabilities	345	326
Total accrued expenses and other current liabilities	$906	$5,304

Note 10. Debt

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

The Company recognized losses equal to $0.3 million for the year ended December 31, 2023 and gains of $0.1 million for the year ended December 31, 2022 related to changes in fair value for the November 2022 Convertible Notes..

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

Note Purchase Agreement

In June 2023, the Company entered into a note purchase agreement with THLWY, LLC (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 at their sole discretion. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The June 2023 Notes will mature on June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. As of December 31, 2023, $1.3 million of the senior secured notes have been issued and are outstanding. Additional senior secured notes may become available at the sole discretion of THLWY, LLC. As of December 31, 2023, the Company defaulted on the payment of interest due on the June 2023 Notes. On November 3, 2023, THLWY, LLC waived their rights to seek remedies resulting from an event of default. Interest expense, including default interest, recorded in the consolidated statement of operations was $0.1 million for the year ended December 31, 2023.

November Bridge Loans

On November 10, 2023, the Company issued secured promissory notes (the "November Bridge Notes") in the aggregate principal amount of approximately $1.9 million, of which approximately $0.8 million was with a related party, with an original issuance discount of 15%, due November 10, 2024. Interest on the outstanding principal of the notes accrues initially at a rate of 3% per annum, with a step-up interest rate of 8% per annum after January 31, 2024 until maturity. The Company elected the fair value option for the notes under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

The Company recognized losses equal to $0.1 million for the year ended December 31, 2023 related to changes in fair value for the November 2023 Bridge Notes.

December 2023 Convertible Note

On December 7, 2023, the Company issued the December 2023 Note with an aggregate principal amount of $2.2 million. The December 2023 Note carries an original issue discount of 8.0% and accrues interest at a rate of 7.0% per annum. The maturity date of the December 2023 Note is December 7, 2024 (the “Maturity Date”). Interest

payments are guaranteed through the Maturity Date regardless of whether the December 2023 Note is earlier converted or redeemed.

The December 2023 Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid Late Charges (as defined in the Purchase Agreement) with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $1.25 per share (such shares, the “Note Conversion Shares”). In addition, the Note Investor may, at any time and at its option, convert the Note (in whole or in part) into shares of Common Stock pursuant to the formula included in the preceding sentence at an alternate conversion price equal to 92% of the lowest dollar volume-weighted average price (“VWAP”) during the ten trading days immediately preceding the date of conversion, subject to a conversion price floor, or, any time following an Event of Default (as defined below), equal to 80% of the lowest VWAP during the ten trading days immediately preceding the date of conversion, in each case subject to the additional terms and conditions set forth in the Note.

The Note sets forth certain standard events of default (each such event, an “Event of Default”), upon the occurrence of which the Company is required to deliver written notice to the Note Investor within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Note Investor’s receipt of an Event of Default Notice, and (b) the Note Investor becoming aware of an Event of Default, the Note Investor may require the Company to redeem all or any portion of the Note. Upon an Event of Default, the Note shall bear interest at a rate of 14.0% per annum.

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income).

The Company recognized gains equal to $0.1 million for the year ended December 31, 2023 related to changes in fair value of the embedded derivative for the December 2023 Note.

The carrying value of the December 2023 Note is as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Principal and interest	$2,169	$—
Unamortized debt discount	(801)	—
Unamortized issuance costs	(464)	—
Embedded derivative liability	122	—
Aggregate carrying value	1,026	—

Interest expense recognized on the December 2023 Note is as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Contractual interest expense	$9	$—
Amortization of debt discount	56	—
Amortization of debt issuance costs	33	—
Total	98	—

Paycheck Protection Program Loan

On April 2, 2021, the Company received loan proceeds of approximately $0.5 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses to help sustain its employee payroll costs, rent, and utilities due to the impact of the recent COVID-19 pandemic. Loans obtained through the PPP are eligible to be forgiven as long as the proceeds are used for qualifying purposes, which include the payment of payroll costs, interest on covered mortgage obligations, rent obligations and utility payments. The receipt of these funds, and the forgiveness of the loan is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its adherence to the forgiveness criteria. In June 2020, Congress passed the Payroll Protection Program Flexibility Act that made several significant changes to PPP loan provisions, including providing greater flexibility for loan forgiveness. The Company used the proceeds from the PPP loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. The Company followed the government guidelines and tracking costs to ensure full forgiveness of the loan. To the extent it was not forgiven, the Company would have been required to repay that portion at an interest rate of 1% over a period of 5 years, beginning May 2022 with a final installment in April 2027. The balance outstanding for the PPP loan was $0.5 million at December 31, 2021 and was forgiven in 2022, which resulted in a $0.5 million gain upon debt forgiveness.

Note 11. Warrants

Class A Common Stock Warrants

On November 13, 2022, the Company issued an aggregate 92,296 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. Each warrant has a strike price of $0.01 per share and has a contractual term of ten years. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $2.3 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively, related to changes in fair value for the warrants issued in November 2022. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2021 to December 31, 2023:

Class A Common Stock Warrants
Outstanding as of December 31, 2021	—
Warrants issued	92,296
Warrants exercised	—
Outstanding as of December 31, 2022	92,296
Warrants issued	—
Warrants exercised	(92,296)
Outstanding as of December 31, 2023	—

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

The following is a schedule of changes in warrants issued and outstanding from December 31, 2021 to December 31, 2023:

Class B Common Stock Warrants
Outstanding as of December 31, 2021	-
Warrants issued	6,632
Warrants exercised	(879)
Outstanding as of December 31, 2022	5,753
Warrants issued	—
Warrants exercised	(5,753)
Outstanding as of December 31, 2023	—

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

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to December 31, 2023:

Service Providers Stock Warrants
Outstanding as of December 31, 2022	—
Warrants issued	78,120
Warrants exercised	(78,120)
Outstanding as of December 31, 2023	—

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

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to December 31, 2023:

Senior Secured Notes Stock Warrants
Outstanding as of December 31, 2022	—
Warrants issued	163,121
Warrants exercised	(163,121)
Outstanding as of December 31, 2023	—

November Bridge Warrants

In connection with the November Bridge Notes discussed further in Note 10, the Company entered into warrants agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement, calculated based on the then fair value of the common stook as defined on the agreement. The company recorded these warrants at fair value based on the valuation as discussed in Note 12 in the amount of $0.2 million and included in the warrant liability in the consolidated balance sheet under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

The Company recognized gains equal to $0.04 million for the year ended December 31, 2023 related to changes in fair value of the warrants.

Common Stock Warrants

On December 7, 2023, the Company issued an aggregate 924,480 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $1.25 per share. The warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.1 million for the year ended December 31, 2023, related to the change in fair value of the warrants issued in December 2023.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to December 31, 2023:

Common Stock Warrants
Outstanding as of December 31, 2022	—
Warrants issued	924,480
Warrants exercised	—
Outstanding as of December 31, 2023	924,480

Note 12. Fair Value Measurements

The Company’s financial instruments consist of its convertible notes and warrants.

There were no assets measured at fair value on a recurring basis as of December 31, 2022 or December 31, 2023. Liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 were as follows:

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Embedded derivatives	$—	$—	$122	$122
Bridge Notes	—	—	1,717	1,717
Warrants	—	—	591	591
Total	$—	$—	$2,430	$2,430

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Convertible notes	—	—	4,270	4,270
Warrants	—	—	3,004	3,004
Total	$—	$—	$7,274	$7,274

During the year ended December 31, 2023, there were no transfers between Level 1 and Level 2, nor into and out of Level 3.

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2023:

Convertible Notes

The Company entered into several convertible note arrangements with certain investors during 2020, 2021, and 2022. The Company recorded the liability related to the convertible notes at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements.The Company recorded a change in fair value adjustment of $0.3 million for the year ended December 31, 2023.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 565,144 shares of common stock.

(in thousands)	Convertible Notes
Fair value at December 31, 2022	$4,270
Issuance of convertible notes	—
Change in estimated fair value of financial instruments	251
Conversion of convertible notes into common stock	(4,521)
Fair value at December 31, 2023	$—

Warrant Transactions

On November 13, 2022, the Company issued 92,296 common stock warrants in connection with the issuance of the November 2022 Convertible Notes. The fair value of the warrants was determined using a PWERM, in which the probability and timing of potential future events (such as a qualified equity financing prior to maturity) is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of December 31, 2022, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a discount rate of 21.7%. The fair value of the warrants of $3.5 million was recorded as a long-term liability upon issuance. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock. The Company recorded a change in the fair value of warrants of $2.3 million for the year ended December 31, 2023.

On November 10, 2023, the Company issued warrants to two accredited investors to purchase shares of common stock of the Company. The fair value of the warrants was determined using the Monte Carlo Simulation, given the variable number of shares issuable upon exercise of the warrant. For the outstanding warrants as of December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) and risk free rate of 3.8%. The fair value of the warrants of $0.2 million was recorded as a long-term liability upon issuance. A change in the fair value of warrants of $0.04 million resulted in a long-term liability of $0.2 million as of December 31, 2023.

On December 7, 2023, the Company issued warrants in connection with the issuance of the December 2023 Convertible Notes. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a risk free rate of 3.8%. The fair value of the warrants of $0.5 million was recorded as a long-term liability upon issuance. A change in the fair value of warrants of $0.1 million resulted in a long-term liability of $0.4 million as of December 31, 2023.

	November 13, 2022	November 10, 2023	December 7, 2023	Total
(in thousands)	Warrants	Warrants	Warrants	Warrants
Fair value at December 31, 2022	$3,004	$—	$—	$3,004
Issuance of warrants	—	207	523	730
Change in estimated fair value of financial instruments	(2,266)	(42)	(97)	(2,405)
Exercise of stock warrants	(738)	—	—	(738)
Fair value at December 31, 2023	$—	$165	$426	$591

November 2023 Bridge Notes

On November 10, 2023, the Company issued the November Bridge Notes. The fair value of the bridge notes were determined using a discounted cash flow analysis at a discount rate of 21.0%. The fair value of the bridge notes of $1.7 million was recorded as a current liability upon issuance.

The Company recognized loss equal to $0.1 million for the year ended December 31, 2023 related to changes in fair value for the November Bridge Notes.

(in thousands)	Bridge Notes
Fair value at December 31, 2022	$—
Issuance of notes	1,663
Change in estimated fair value of financial instruments	54
Fair value at December 31, 2023	$1,717

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the embedded derivative was determined using a lattice model. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income).

The Company recognized gains equal to $0.1 million for the year ended December 31, 2023 related to changes in fair value of the embedded derivative for the December 2023 Note

(in thousands)	Derivatives
Fair value at December 31, 2022	$—
Issuance of derivatives	174
Change in estimated fair value of financial instruments	(52)
Fair value at December 31, 2023	$122

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2022:

(in thousands)	Convertible Notes
Fair value at December 31, 2021	—
Issuance of convertible notes	10,303
Change in estimated fair value of financial instruments	107
Conversion of convertible notes into Series A preferred stock	(5,926)
Fair value at December 31, 2022	$4,270

(in thousands)	Warrants
Fair value at December 31, 2021	$—
Issuance of warrants	3,482
Change in estimated fair value of financial instruments	(478)
Fair value at December 31, 2022	$3,004

Convertible Notes

As further described in Note 10, the Company entered into several convertible note arrangements with certain investors during 2023 and 2022. The Company recorded the liability related to the convertible notes at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements.

The Company recorded a change in fair value adjustment of $0.3 million and $0.1 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 and 2022, respectively.

Warrants

As further described in Note 11, the Company issued warrants to various third-party investors in 2023 and 2022. The Company recorded the liability related to the warrants at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements.

The Company recorded a change in fair value adjustment of $2.4 million and $0.5 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 and 2022, respectively.

Note 13. Leases

The Company adopted ASC 842 on January 1, 2022, using the effective date transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date. As a result of the adoption of ASC 842, the Company recognized right-of-use assets and lease liabilities of $0.3 million and $0.3 million, respectively, as of the January 1, 2022, effective date. There was no impact to opening retained earnings from the adoption of ASC 842.

The Company has made certain assumptions and judgements when applying ASC 842 including the adoption of the package of practical expedients available for transition. The practical expedients allowed the Company to not reassess (i) whether expired or existing contracts contained leases, (ii) lease classification for expired or existing leases and (iii) previously capitalized initial direct costs. The Company also elected not to recognize right-of-use assets and lease liabilities for short-term leases (leases with a term of twelve months or less).

Operating lease arrangements primarily consist of office and warehouse leases expiring at various years through 2024. The facility leases have original lease terms of two to seven years and contain options to extend the lease up to 5 years or terminate the lease. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2023, the weighted average discount rate for operating leases was 9.49% and the weighted average remaining lease term for operating leases was 4.42 years, respectively. As of December 31, 2022, the weighted average discount rate for operating leases was 7.98% and the weighted average remaining lease term for operating leases was 0.8 years, respectively. The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s consolidated balance sheet and the related lease expense for these short-term leases was $0.1 million and $0.1 million for the year ended December 31, 2023 and 2022, respectively. Operating lease cost was $0.1 million and $0.6 million for the year ended December 31, 2023 and 2022, respectively. Total operating lease cost was $0.2 million and $0.7 million for the year ended December 31, 2023 and 2022, respectively.

Right-of-use assets of $0.3 million and $0.4 million were obtained in exchange for lease liabilities during the years ended December 31, 2023 and 2022, respectively.

Lease Obligations

The following represents the Company’s maturities of operating lease liabilities under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2024	78
2025	78
2026	78
2027	78
Thereafter	33
Total future minimum lease payments	345
Less: imputed interest	(62)
Present value of operating lease liability	$283

Less: current portion of lease liability	54
Non-current portion of lease liability	229
Present value of operating lease liability	$283

Note 14. Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5.0 million and 1% of cumulative net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of December 31, 2023.

Legal Proceedings

On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR and DK City and was resolved prior to the Company’s purchase of CLMBR. We dispute that we are liable for the amount claimed by DK City in our Petition. We plan to vigorously defend the Petition if and when called to answer or respond to the Petition. The final outcome of this matter, however, cannot be predicted with complete certainty, and our failure to successfully defend against these allegations could have a material adverse effect on our business, financial condition and results of operation.

The Company is also involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 15. Stockholders’ Deficit

Common Stock

The Company’s authorized common stock consisted of 900,000,000 and 369,950,000 shares at $0.0001 par value, as of December 31, 2023 and December 31, 2022, respectively. The issued and outstanding common stock was 14,192,083 shares and 2,450,922 shares as of December 31, 2023 and December 31, 2022, respectively.

In February 2023, the Company completed a rights offering involving the sale of Class A common stock to all existing accredited investors as of December 19, 2022, at a price equal to approximately $0.51 per share. In connection with the rights offering, the Company issued a total of 9,749,439 shares of Class A common stock, of which 1,072,438 was issued in December 2022, and 8,677,001 was issued in January and February 2023.

Preferred Stock

On December 23, 2022, all outstanding shares of redeemable convertible preferred stock were converted into shares of common stock on a one-to-one basis. Accordingly, no shares of preferred stock were outstanding as of December 31, 2022. On December 23, 2022 the Company amended and restated its certificate of incorporation to provide for, among other things, the Company’s authorized capital stock to consist of 369,950,000 shares of common stock, par value $0.0001 per share and 200,000,000 share of preferred stock, par value $0.0001 per share.

Dividends

The holders of common stock are entitled to receive dividends upon declaration by the Board of Directors. Such dividends are non-cumulative. As of December 31, 2023 and 2022, no dividends have been declared or distributed to any stockholders.

Liquidation Preferences

In the event of any voluntary or involuntary liquidation event, dissolution or winding up of the Company or deemed liquidation event, holders of our common stock will be entitled to share ratably in the net assets legally available for distribution to the stockholders after the payment of all of our debts and other liabilities, subject to the satisfaction of any liquidation preference granted to the holders of any outstanding shares of preferred stock.

Rights and Preferences

There are no preemptive, redemption or sinking fund provisions applicable to our common stock. The rights, preferences, and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that we may designate and issue in the future.

Voting

The holder of each share of preferred stock is entitled to one vote for each share of common stock into which such preferred stock is convertible at the time of the vote.

With respect to such vote, such holder has full voting rights and powers equal to the voting rights of the holders of common stock.

Redemption

The Company has classified the preferred stock as temporary equity as the shares have certain redemption features that are not solely in the control of the Company. The preferred stock is not currently redeemable because the deemed liquidation provision is considered a substantive condition that is contingent on the event and it is not currently probable that it will become redeemable.

The Company classifies preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity, which requires that contingently redeemable securities be classified outside of permanent stockholders’ equity.

Accordingly, the Company has classified all shares and classes of preferred stock as mezzanine equity in the accompanying financial statements as of December 31, 2021. In 2022, the Company’s preferred stock was converted to common stock on a one-to-one share basis. As a result, there is no mezzanine equity as of December 31, 2023.

Note 16. Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$6,505	$1,765
Sales and marketing	507	286
General and administrative	22,932	4,297
Total stock-based compensation expense	$29,943	$6,348

For the year ended December 31, 2023 and 2022, $0.9 million and $0.0 million of stock-based compensation was capitalized as software costs, respectively.

During the year ended December 31, 2023, the Company granted options to purchase 3,750,225 shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

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

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2022	446,841	$2.30	9.6	$11,706
Granted	3,750,225	2.26
Exercised	(677,350)	0.53		12,690
Cancelled or forfeited	(101,784)	1.30
Outstanding as of December 31, 2023	3,417,932	2.53	9.3	$547
Options exercisable as of December 31, 2023	922,288	$1.72	9.0	$264
Options unvested as of December 31, 2023	2,559,844	$3.10	9.4	$299

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of December 31, 2023.

A summary of unvested common stock from early option exercises that are subject to repurchase by the Company under the 2020 Plan is as follows:

	Early Option Exercises
	Number of options	Weighted average exercise price	Repurchase liability (in thousands)
Unvested common stock as of December 31, 2022	3,823	$—	$306
Issued	25,576	1.04	—
Vested	(13,313)	—	—
Repurchased	(2,366)	—	—
Unvested common stock as of December 31, 2023	13,720		$8

For the year ended December 31, 2023 and 2022, the weighted-average grant date fair value per option was $11.63 and $27.17 respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	December 31,	December 31,
	2023	2022
Weighted-average risk-free interest rate (1)	3.7%	3.3%
Weighted-average expected term (in years)	5.87	5.35
Weighted-average expected volatility (2)	62.29%	54.6%
Expected dividend yield	—%	—%

(1)
Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)
Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the 2023 and 2020 Plan, the Company recognized stock compensation expense of $29.9 million and $6.3 million for the year ended December 31, 2023 and 2022, respectively, of which $0.9 million and $0.0 million was capitalized as software costs for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, the Company had $17.1 million and $5.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.7 years and 1.6 years, respectively.

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

Note 17. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the year ended December 31, 2023 and 2022, there were no customers representing greater than 10% of the Company’s total revenue.

The Company had three vendors representing greater than 10% of total finished goods purchases for the year ended December 31, 2023 and year ended December 31, 2022, respectively.

Note 18. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the year ended December 31, 2023 and 2022, the Company did not make any contributions to the plan.

Note 19. Income Taxes

The components of loss before income taxes are as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
United States	$(51,919)	$(56,817)
Foreign	546	(1,408)
Loss from operations before income taxes	$(51,373)	$(58,225)

The components of income tax (benefit) expense are as follows:

	Year ended December 31,
	2023	2022
.	(in thousands)
Current:
Federal	—	—
State	11	8
Foreign	—	—
Total current expense:	11	8
Deferred expense :
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense:	—	—
Total	$11	$8

	Year ended December 31,
	2023		2022
	(in thousands)
Federal statutory rate	$(10,788)	21.00%	$(12,228)	21.00%
Effect of:
Nondeductible expenses	5	-0.01%	(78)	0.13%
Nontaxable changes in fair value of convertible notes and SAFEs	64	-0.12%	(123)	0.21%
Research and development tax credits	(1,820)	3.54%	(2,670)	4.59%
State taxes, net of federal benefit	(2,165)	4.21%	(1,865)	3.20%
Foreign tax rate differential	(11)	0.02%	28	-0.05%
Changes in federal tax rates	648	-1.26%	—	0.00%
Other	—	0.00%	(190)	0.33%
Change in valuation allowance	10,776	-20.98%	15,567	-26.73%
Disqualified debt	(505)	0.98%	731	-1.26%
Return to provision adjustements	-	0.00%	(1,060)	1.82%
Intangibles	—	0.00%	1,281	-2.20%
Stock based compensation	3,807	-7.41%	615	-1.06%
Total	$11	-0.03%	$8	-0.01%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the year ended December 31, 2023 are due to the change in valuation allowance, federal net operating loss true ups, and State taxes, net of Federal benefit. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the year ended December 31, 2022 were due to the change in valuation allowance, share based compensation including excess tax benefits, state and international taxes.

On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. Among other provisions, the Inflation Reduction Act includes a 15% minimum tax rate applied to corporations with profits in excess of $1 billion and also includes an excise tax on the repurchase of corporate stock. The Company has reviewed the provisions of the law and does not believe that any of the provisions will have a material impact on the business.

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, expands the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows US affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the law and determined it had no material impact for the year ended December 31, 2021.

On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extensions. The Company evaluated the provisions of the Consolidated Appropriations Act, including but not limited to the Employee Retention Credit extension, the extension for the IRC Section 45S credit for paid family and medical leave, and the provision allowing a full deduction for certain business meals, and determined that there was no material impact for the year ended December 31, 2023.

As of December 31, 2023 and December 31, 2022, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”). A valuation allowance was maintained and/or established in substantially all jurisdictions on the Company’s gross deferred tax asset balances as of December 31, 2023 and 2022. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of December 31, 2023 and December 31, 2022, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

.	Year ended December 31,
	2023	2022
.	(in thousands)
Deferred tax assets:
Net operating loss carryforwards - Federal	$21,544	$16,776
Capitalized research and development	3,517	3,768
Research and development tax credits	5,627	3,593
Net operating loss carryforwards - State	4,708	3,752
Net operating loss carryforwards - Foreign	2,760	1,894
Stock-based compensation	3,677	—
Fixed assets and intangibles	725	—
Other	85	1,219
Total deferred tax assets, gross:	$42,643	$31,002
Valuation allowance	(42,529)	(30,134)
Total deferred tax assets, net:	$114	$868

Deferred tax liabilities:
Fixed assets and intangibles	—	(868)
Right of Use Asset	(108)	—
Unrealized Gain or Loss	(6)	—
Total deferred tax liabilities:	$(114)	$(868)
Deferred income tax assets, net:	$—	$—

As of December 31, 2023 and 2022, the Company had federal NOLs of approximately $102.6 million and $79.9 million, respectively, substantially all of which will be carried forward indefinitely. As of December 31, 2023 and 2022, the Company had state NOLs of approximately $92.4 million and $75.8 million, respectively, which will begin to expire in 2029. As of December 31, 2023 and 2022, the Company had foreign NOLs of approximately $11.0 million and $10.0 million, respectively, generated primarily from its operations in the United Kingdom, which will be carried forward indefinitely.

As of December 31, 2023, the Company also has federal and state tax credits of $2.4 million and $4.1 million, respectively, which being to expire in 2040 for the federal tax credit and 2035 for the state tax credits.

As of December 31, 2023, the Company did not have material undistributed foreign earnings.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years— both using a midyear convention. During the year ended December 31, 2023, the Company capitalized $3.7 million of domestic R&D expenses.

Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of federal NOL carryforwards, state NOL carryforwards, and Research and Development (R&D) credits following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company’s analysis under Section 382, the Company believes that its federal NOL carryforwards, its state NOL carryforwards, and R&D credits are limited by Section 382 and similar provisions under state law as of December 31, 2023. The portion of federal NOL carryforwards, state NOL carryforwards, and R&D credits that were determined to be limited have been written off as of December 31, 2023. The remaining unused carryforwards and credits remain available for future periods. Due the Company’s full valuation allowance the write off of NOL carryforwards and R&D did not have any impact to the statements of operation and comprehensive loss.

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions where the Company conducts business. Accordingly, on a continuing basis, the Company cooperates with taxing authorities for the various jurisdictions in which it conducts business to comply with audits and inquiries for tax periods that are open to examination. The tax years ended from December 31, 2019 and 2018 and later remain open to examination by tax authorities in the United States and United Kingdom, respectively.

Note 20. Loss Per Share

The computation of loss per share is as follows:

	Year ended December 31,
	2023	2022
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(51,373)	$(58,225)
Net loss attributable to common stockholders	$(51,373)	$(58,225)
Denominator:
Weighted average common stock outstanding - basic and diluted	12,367,974	487,276
Net loss per share attributable to common stockholders - basic and diluted	$(4.15)	$(119.49)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
	2023	2022
Series Seed 10 convertible preferred stock (as converted to common stock)	—	92,296
Warrants to purchase series Class B common stock (as converted to common stock)	—	5,753
Warrants to purchase common stock issued with December 2023 Note	924,480	—
Stock options to purchase common stock	3,417,932	446,841
Total	4,342,412	544,890

Note 21. Related Party

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Founder Notes

The Company had non-interest bearing promissory notes, of which $0.0 million and $0.08 million was outstanding as of December 31, 2023 and December 31, 2022, respectively.

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the ”former principal stockholder”) of the Company:

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $2.7 million and $2.7 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $1.4 million and $1.4 million, respectively.
•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.2 million and $0.3 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.4 million and $0.7 million, respectively.

As of December 31, 2023, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the consolidated balance sheet for a total of $5.1 million, including accrued interest and default interest of $1.4 million. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default as of December 31, 2023, and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the consolidated statement of operations was $0.03 million for the year ended December 31, 2023 and $0.8 million for the year ended December 31, 2022. As of December 31, 2022, the former principal stockholder and certain related parties waived their rights to seek remedies resulting from an event of default due to a failure to make payments of principal or interest at the stated maturity or due date, respectively. On October 30, 2023, the Company entered into an agreement with the former principal stockholder regarding a mutually agreed upon repayment schedule with respect to the outstanding promissory notes issued to such former principal stockholder.

Other Related Party Promissory Notes

During 2019, 2020, 2021, and 2022, the Company entered into the following promissory notes with other related parties:

•
On September 30, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and a maturity date of September 30, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Total payments made to this loan equate to $0.2 million. Upon default, on the December 31, 2019, loan the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.05 million and $0.1 million, respectively.
•
On October 21, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and maturity date of October 21, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.0 million and $0.2 million, respectively. The principal and interest of this loan has been paid as of December 31, 2023.
•
On February 18, 2020, a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.2 million and $0.2 million, respectively.
•
On June 9, 2020, a $75,000 note was entered into by the Company from the president and co-founder of the Company. This note has interest at the rate of 5.0% per annum and a maturity date of June 9, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.0 million and $0.01 million, respectively. The principal and interest of this loan has been paid as of December 31, 2023.
•
On June 15, 2020, a $0.1 million note with interest at the rate of 7.5% per annum and a maturity date of June 15, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 12.5%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.0 million and $0.01 million, respectively. The principal and interest of this loan has been paid as of December 31, 2023.

•
On November 2, 2020, a $50,000 note was entered into by the Company from to the president and co-founder of the Company. This note has interest at the rate of 5.0% per annum and a maturity date of June 2, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.0 million and $0.01 million, respectively. The principal and interest of this loan has been paid as of December 31, 2023.
•
On January 12, 2021, a $0.3 million note with interest at the rate of 12.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively.
•
On February 22, 2021, a $40,000 note with interest at the rate of 12.0% per annum and a maturity date of June 22, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.06 million and $0.05 million, respectively.
•
On October 27, 2022, a $0.4 million note with interest at the rate of 12.0% per annum and a maturity date of January 27, 2023. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The total outstanding principal balance including accrued interest as of December 31, 2023 and 2022 was $0.01 million and $0.09 million, respectively.
•
The Company borrowed $0.3 million in April 2023 and repaid $0.3 million in May 2023 upon closing of the Company’s IPO.
•
In August 2023, the Company borrowed $0.2 million in a non-interest bearing note and repaid $0.2 million. The principal of this loan has been paid as of December 31, 2023.

As of December 31, 2023, all other related party promissory notes were outstanding and included within the loan payable on the consolidated balance sheet for a total of $0.7 million, including accrued interest and default interest of $0.4 million. All notes were not paid upon maturity. These loans were in default as of period end due to outstanding interest. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the consolidated statement of operations was $0.04 million for the year ended December 31, 2023.

During 2022, multiple of the loans above with maturity dates in 2022 remained unpaid as of the maturity date. On September 30, 2022, those lenders waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets.

Loan payable consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
(in thousands)	2023	2022
Founder Notes	$—	$79
Principal stockholder promissory notes	5,085	5,503
Other related party promissory notes	721	1,126
Total Loan Payable	$5,806	$6,708

Other Related Party Transactions

In 2016, the Company entered into an agreement with Fuseproject, a design firm that designed the Company’s main product, its fitness mirror. As of December 31, 2023 and 2022, the Company had incurred $0.01 million and $0.2 million, respectively, of expenses for design services provided by Fuseproject.

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5.0 million and 1% of cumulative net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of December 31, 2023. As of December 31, 2023 the Company has accrued $0.2 million in royalty payments.

In 2022, the Company entered into an agreement with Apeiron Advisory Ltd for promotion of the Company, participation in industry conferences, and ongoing structural advice and consulting. The agreement was terminated in 2023 and the Company is no longer receiving any advisory services from Apeiron Advisory Ltd. As of the year ended December 31, 2023 and 2022, the Company has incurred $0.0 million and $0.9 million, respectively, of expenses for such services provided by Apeiron Advisory Ltd.

As discussed further in Note 10, in March 2023, the Company issued $0.5 million of senior secured notes to a related party, with associated warrants, in lieu of future cash interest payments under the senior secured notes issued to such investor. In May 2023, the Company repaid the $0.5 million in senior secured notes to a related party.

As discussed further in Note 10, in November 2023, the Company issued secured promissory notes of approximately $0.8 million with a related party. As discussed further in Note 11, in connected with issued secured promissory notes the Company entered into warrant agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement.
Note 22. Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date.

Equity Line of Credit

On December 12, 2023, the Company entered into that certain common stock purchase agreement (the “Equity Line Purchase Agreement”) with an accredited investor (the “Equity Line Investor”) which was declared effective by the SEC on January 19, 2024. Under the terms and subject to the conditions of the Equity Line Purchase Agreement, the Company has the right, but not the obligation, to sell to the Equity Line Investor, and the Equity Line Investor is obligated to purchase, up to the lesser of (a) $20,000,000 in aggregate gross purchase price of newly issued Common Stock (the “Equity Line Securities”) and (b) the Exchange Cap (as defined in the Equity Line Purchase Agreement) (the “Equity Line Financing”).

Series A Preferred Stock Certificate

On January 6, 2024, the Board of Directors of the Company approved the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”). The Series A Preferred Stock is subject to certain rights, preferences, privileges, and obligations, including voluntary and mandatory conversion provisions, as well as beneficial ownership restrictions and share cap limitations, as set forth in the Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Certificate”). Certain outstanding promissory notes were amended by the Company and existing investors of the Company on January 8, 2024 to allow for the conversion into shares of the Series A Preferred Stock. The Series A Preferred Stock can be issued at any time and, subject to certain exceptions as set forth in the Series A Certificate, any subsequent mandatory or voluntary conversion into common stock of the Company, par value $0.0001 per share (“Common Stock”) shall be at a conversion price at least equal to or above the closing price per share of our common stock as reported on the Nasdaq Stock Market on the last trading day immediately preceding the date that the Series A Certificate was approved by the Company’s board of directors, subject to customary adjustments for stock splits and combinations.

The Series A Certificate designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. Subject to certain restrictions as specified in the Series A Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, (i) each share of Series A Preferred Stock is convertible, at the option of the holder, at any time, provided that such conversion occurs at least 12 months following the Original Issuance Date (as defined in the Series A Certificate), into such whole number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Original Issue Price (as defined in the Series A Certificate) by the Conversion Price (as defined in the Series A Certificate) in effect at the time of conversion, and (ii) upon the earliest Mandatory Conversion Time (as defined in the Series A Certificate) all outstanding shares of Series A Preferred Stock will automatically be converted into shares of Common Stock. Dividends will accrue on each share of Series A Preferred Stock at the rate per annum of 8% of the Original Issue Price of such share, plus the amount of previously accrued dividends, compounded annually, subject to certain restrictions and provisions as set forth in the Series A Certificate. The Series A Preferred Stock will not have any voting rights, other than any vote required by law or the Company’s certificate of incorporation (which does not currently provide for any such voting rights). The Series A Certificate became effective January 8, 2024.

Series B Preferred Stock Certificate

On January 21, 2024, the Board of Directors of the Company approved the Series B Certificate. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. Subject to certain conversion restrictions as specified in the Series B Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, subject to and upon the receipt of the approval of the stockholders of the Company, and provided that such conversion occurs at least 24 months following the Original Issuance Date (as defined in the Series B Certificate), each share of Series B Preferred Stock shall be automatically converted into such whole number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Original Issue Price (as defined in the Series B Certificate) by the Conversion Price (as defined in the Series B Certificate) in effect at the time of conversion. In the event that stockholder approval is not obtained, the holders of the Series B Preferred Stock may voluntarily convert the Series B Preferred Stock into common stock, provided that in no event shall the number of shares of common stock issued upon such voluntary conversion exceed 19.99% of the total number of shares of common stock outstanding as of immediately prior to the execution of the Asset Purchase Agreement. The Series B Preferred Stock will not have any voting rights, other than any vote required by law or the Company’s certificate of incorporation (which does not currently provide for any such voting rights) and will not be entitled to any dividends. The Series B Certificate became effective February 2, 2024.

Senior Secured Promissory Note

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "Note") with Treadway Holdings LLC, a lender, in the aggregate principal amount of $6,000,000, which is convertible into shares of the Company’s common stock, par value $0.0001 per share. The Note accrues interest at a rate of 2.0% per month. The maturity date of the Note is December 15, 2024.

Credit Agreement

On February 1, 2024, the Company, entered into a Credit Agreement with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of $7,968,978 with a maturity date of June 28, 2024.. On March 28, 2024, the Company and Lender agreed to modify the Credit Agreement and extended the maturity date to December 31, 2024.

CLMBR Acquisition and Series B Preferred Stock Issuance

In October 2023, we entered into an asset purchase agreement (as amended and restated on January 22, 2024, the “Asset Purchase Agreement") with CLMBR, Inc. and CLMBR1, LLC (the "Sellers"). On February 2, 2024, pursuant to the Asset Purchase Agreement, the Company completed the Acquisition for a total purchase price enterprise value of approximately $15.4 million, consisting of the issuance at closing of shares of Common Stock with a value of $1.45 million, 1,428,922 shares and shares of non-voting Series B preferred stock with a value of $3.0 million, 1,500,000 shares to the equity holders of the Sellers (each of whom is an “accredited investor” as defined in Rule 501 under the Securities Act), the assumption by the Company of $1.5 million of subordinated debt, and the retirement of $9.4 million of senior debt.

Series A Preferred Stock Issuance

On February 15, 2024, the Company issued 2,377,258 shares of the Company’s Series A Convertible Preferred Stock to four accredited investors, each of whom was an existing investor of the Company, upon the conversion of certain outstanding promissory notes with a then-outstanding aggregate amount of approximately $4.3 million.

On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender, upon the conversion of certain portion of outstanding debt of $3.0 million.

On March 29, 2024, the Company issued 538,039 shares of the Company’s Series A Convertible Preferred Stock to one accredited investor, who is an existing investor of the Company, upon the conversion of certain outstanding promissory notes with a then-outstanding aggregate amount of approximately $0.8 million.

On March 29, 2024, the Company issued 515,598 shares of the Company’s Series A Convertible Preferred Stock to seven accredited investors, upon the conversion of certain portion of outstanding accounts payable in the aggregate amount of approximately $0.9 million.

Woodway Distribution Agreement

On February 20, 2024, the Company entered into an Exclusive Distribution Agreement with WOODWAY USA, INC., pursuant to which the Company granted to the Distributor the exclusive right to sell and distribute the Company’s CLMBR product anywhere in the world in the commercial market. The Distribution Agreement has a five year term and is automatically renewable for further five year terms unless the Distributor cancels at least 90 days prior to the expiration of the term. Pursuant to the Distributor Agreement, the Distributor will place an order for 2,150 units of the Company’s CLMBR product.