Form 10-K/A
period 2023-12-31
Interactive Strength, Inc.
filed 2024-04-26
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of Registrant’s Common Stock outstanding as of April 19, 2024 was 19,748,379.

EXPLANATORY NOTE

On April 1, 2024, Interactive Strength Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2024 annual meeting of stockholders will be filed within 120 days of December 31, 2023. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•
amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;
•
amend and restate the exhibit list included in Part IV, Item 15 of the Original Form 10-K;
•
delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

i

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

In our Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission, references to: (a) “Common Stock” refers to our Common Stock, $0.0001 par value per share; and (b) “Interactive Strength Inc.,” “Interactive Strength,” “the Company,” “we,” “us,” “our” and similar terms refer to Interactive Strength Inc. and its wholly owned operating subsidiaries, Interactive Strength, Limited (UK) and Interactive Strength, Inc. (Taiwan), as listed on Exhibit 21.1 filed with our Annual Report on Form 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our current directors, executive officer, non-executive and other officers:

Name	Age	Position

Executive Officer
Trent A. Ward	43	Co-Founder, Chief Executive Officer, Chairperson and Director
Non-Executive Officer
Deepak M. Mulchandani	52	Chief Technology Officer and Director
Additional Officer
Michael J. Madigan	46	Chief Financial Officer
Non-Employee Directors
Aaron N. D. Weaver(1)(2)(3)	43	Director
Kirsten Bartok Touw(1)(2)(3)	50	Director

(1)
Member of the audit committee.

(2)
Member of the compensation committee.

(3)
Member of the nominating and corporate governance committee.

Executive Officer

Trent A. Ward is our co-founder and has served as our Chief Executive Officer and as a member of our board of directors since our inception in May 2017. Prior to founding Interactive Strength Inc., Mr. Ward served as an associate, analyst, and portfolio manager at Citadel LLC, a financial services company, from July 2006 to February 2014. From February 2014 to May 2017, Mr. Ward left Citadel LLC to begin investing in start-ups and pursuing various entrepreneurial endeavors, including starting the research and development for the precursor entity to us in October 2015. Mr. Ward holds a Bachelor of Science degree in Economics and a Bachelor of Applied Science degree in Engineering from the University of Pennsylvania. We believe Mr. Ward’s position as one of our founders and as our Chief Executive Officer, and his industry and financial expertise, qualify him to serve on our board of directors.

Non-Executive Officer

Deepak M. Mulchandani has served as our Chief Technology Officer and as a member of our board of directors since December 2021. Prior to joining Interactive Strength Inc., Mr. Mulchandani served as the Chief Product Officer and Executive Vice President of Engineering at Emerge Now Inc. (“Emerge”), a computer and electronic manufacturing company, from January 2020 to December 2021. Prior to joining Emerge, Mr. Mulchandani served as the Senior Vice President of Product Engineering at Peloton Interactive, Inc. (Nasdaq: PTON) from June 2017 to July 2019. Mr. Mulchandani holds a Bachelor of Science degree in Computer Science from Purdue University. We believe Mr. Mulchandani’s extensive background in the technology and product engineering space and his experience in the smart home gym industry qualify him to serve on our board of directors.

Additional Officer

Michael J. Madigan has served as our Chief Financial Officer since February 2023, and previously served as our Senior Director of Finance from September 2022 to February 2023. Prior to joining Interactive Strength Inc., Mr. Madigan served in various roles at XPO Last Mile, Inc. (“XPO Last Mile”), a third party logistics company, including (i) Senior Director of Financial Planning and Analysis from October 2019 to September 2022, Senior Vice President of Finance from November 2016 to October 2019, and (iii) Vice President of Finance from 2013 to 2016. Prior to joining XPO Last Mile, Mr. Madigan served as Vice President of Finance at 3PD, Inc. and held various roles at PricewaterhouseCoopers. Mr. Madigan holds a Bachelor of Science degree in Accounting from Le Moyne College.

Non-Employee Directors

Aaron N. D. Weaver has served as a member of our board of directors since March 2022. Mr. Weaver served as a Portfolio Manager at Apeiron from May 2020 to April 2023 with a focus on the life sciences and technology sectors. From May 2019 to May 2020, Mr. Weaver served as legal counsel and in a lead fundraising role at Atai Life Sciences, a pharmaceutical company. From October 2018 to March 2019, Mr. Weaver served as a legal contractor at Lloyds Banking Group, a financial services company. From August 2015 to July 2017, Mr. Weaver was an investment banker at Credit Suisse Group AG in London within the Capital Markets Solutions team, advising on capital structuring and issuances for a full spectrum of corporate issuers from pre-revenue companies to public listed companies. Mr. Weaver was a capital markets solicitor at Allen & Overy LLP (London) from 2007 to 2013. Mr. Weaver currently serves on the boards of Bionomics Limited (Nasdaq: BNOX) and Rejuveron Life Sciences AG. Mr. Weaver holds a Masters in Law from the Queensland University of Technology, a Bachelor of Law from University of Queensland and a Bachelor of Business Management from University of Queensland. Mr. Weaver is a Chartered Financial Analyst and was a registered solicitor in the United Kingdom.

Kirsten Bartok Touw has served as a member of our board of directors since April 2023. Ms. Bartok Touw has been the co-founder of New Vista Capital and one of the firm’s Managing Partners since January 2021. Ms. Bartok Touw is the co-founder and managing partner of AirFinance, which has financed more than $1.2 billion across a variety of structured products to aerospace companies, their suppliers, and their customers globally since 2008. Ms. Bartok Touw is also an active early-stage investor in emerging technologies. Prior to AirFinance, from 2009 to 2012, Ms. Bartok Touw was Vice President, Structured Finance & Corporate Development at Hawker Beechcraft Corporation, where she helped lead the company’s expansion into Asia, joint ventures, mergers and acquisitions, and sales financing. Prior to Hawker, from 2005 to 2008, Ms. Bartok Touw co-founded XOJET, Inc., serving on its board of directors and as Chief Financial Officer. Before co-founding XOJET, Inc., Ms. Bartok Touw spent over 12 years in private equity and venture capital at Alpine Investors and JPMorgan Partners/Chase Capital Partners technology team. Ms. Bartok Touw began her career as an investment banker at Goldman Sachs. She received a bachelor’s degree from the University of Pennsylvania and a Masters in Business Administration from Stanford University’s Graduate School of Business. She also serves on the board of the French American Foundation and on the National Business Aviation Association’s Advisory Council.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Our board of directors consists of four (4) members. Our board of directors determined that Ms. Bartok Touw qualifies as an independent director under applicable SEC and Nasdaq rules. In addition, after the resignation of Mr. Weaver from Apeiron and based on a review of the applicable SEC and Nasdaq rules, our board of directors determined that Mr. Weaver qualifies as an independent director. Specifically, our board of directors undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors determined that each of Ms. Bartok Touw and Mr. Weaver does not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that Ms. Bartok Touw and Mr. Weaver are “independent” as that term is defined under applicable SEC and Nasdaq rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in “Certain Relationships and Related Party Transactions.” In making this determination with respect to Mr. Weaver, our board of directors also considered the nature of Apeiron’s investment in the Company, the prior advisory services rendered by Apeiron, the nature of Mr.

Weaver’s employment position with Apeiron as a portfolio manager and not a director, partner, or executive or senior officer, his direct and indirect ownership of less than 10% in Apeiron, and his resignation from Apeiron.

Under Nasdaq rules (and SEC rules with respect to audit committees), newly public companies are allowed to phase-in compliance with certain board and committee composition requirements (the “Phase-in Compliance Rules”). Specifically, a newly public company is required to have: (a) upon initial listing, one independent director on each of the audit committee, compensation committee, and nominating and corporate governance committee, with such independent director otherwise meeting any other qualification requirements for such committees; (b) within 90 days after initial listing, a majority of independent directors on each committee; and (c) within one year of initial listing, a majority of independent directors on the board and full compliance with independence requirements for each of the audit committee, compensation committee, and nominating and corporate governance committee. We availed ourselves of the Phase-in Compliance Rules and intend to appoint another director prior to the one year anniversary of our initial listing.

Board Structure

Our directors are divided into three classes serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2024, 2025, and 2026, respectively. At each annual meeting of stockholders, directors will be appointed to succeed the class of directors whose terms have expired. This classification of our board of directors could have the effect of increasing the length of time necessary to change the composition of a majority of our board of directors. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of our board of directors. Our current directors are divided among the three classes as follows:

•
the Class I director is Mr. Mulchandani, and his term will expire at the annual meeting of stockholders to be held in 2024;

•
the Class II director is Mr. Weaver, and his term will expire at the annual meeting of stockholders to be held in 2025; and

•
the Class III directors are Mr. Ward and Ms. Bartok Touw, and their terms will expire at the annual meeting of stockholders to be held in 2026.

Lead Independent Director

Our board of directors adopted corporate governance guidelines that provide that the board of directors shall appoint an independent director to serve as our lead independent director for so long as we have a non-independent Chairperson. Our board of directors appointed Ms. Bartok Touw to serve as our lead independent director. As lead independent director, Ms. Bartok Touw has primary responsibilities to preside over all meetings at which the Chairperson is not present and serve as a liaison between the Chairperson and the independent directors.

Director Compensation

Directors who are also full-time officers or employees of our company receive no additional compensation for serving as directors. All non-employee directors receive compensation in accordance with our non-employee director compensation policy, described below.

The following table sets forth information with respect to compensation for services in all capacities to us and our subsidiaries earned by our directors, who are not full-time officers or employees, who served during the year ended December 31, 2023.

Non-equity	Non qualified	All Other
Incentive Plan	Deferred

Name and Principal Position	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(2)	Compensation	Compensation Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Aaron N. D. Weaver(3)	—	—	450,412	—	—	—	450,412
Kirsten Bartok Touw(4)	—	—	450,412	—	—	—	450,412

(1) The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2) The amounts in this column reflect the aggregate grant date fair value of options awards granted to our directors during the transition period or fiscal year, as applicable, calculated in accordance with FASB ASC Topic 718. Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in our Form 10-K for year ended December 31, 2023. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3) Mr. Weaver was appointed as a member of the Board in March 2022 and up until the IPO in May 2023, this was a non-renumerated position.

(4) Ms. Bartok Touw was appointed as a member of the Board in April 2023.

Non-Employee Director Compensation Policy

We have not historically paid cash retainers or other compensation with respect to service on our board of directors. We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors.

We adopted a non-employee director compensation policy. This policy provides for the annual grant of stock options under the Interactive Strength Inc. 2023 Stock Incentive Plan (the “2023 Plan”) following the conclusion of each regular annual meeting of our stockholders, commencing with the 2024 annual meeting, to each non-employee director who will continue serving as a member of our board of directors. The annual option award will be with respect to a number of shares of common stock with an aggregate fair market value as determined under the 2023 Plan equal to $120,000 calculated on the date of grant. This number of shares underlying each such award will be equal to $120,000 divided by the estimated Black-Scholes value of such stock options as of the date of grant, rounded down to the nearest whole share. Each annual option award will be granted with an exercise price per share equal to the fair market value on the date of grant and will become fully vested, subject to continued service as a director, on the earliest of the 12-month anniversary of the date of grant, the next annual meeting of stockholders following the date of grant, or the consummation of a change in control (as defined in the 2023 Plan).

If a non-employee director is elected to our board of directors after the 2024 annual meeting and other than at an annual meeting of our stockholders, such non-employee director will receive an award of stock options upon election to our board of directors that is consistent with the foregoing, provided that such grant will be prorated based on the number of calendar days remaining before (i) the next annual meeting of stockholders, if scheduled, or (ii) the date of the first anniversary of the last annual meeting of stockholders, if the next annual meeting is not yet scheduled.

Each non-employee director who first joins the board of directors as a non-employee member after the completion of our initial public offering will receive a stock option award under the 2023 Plan with an aggregate fair value determined under the 2023 Plan with a grant date fair value as determined under the 2023 Plan equal to $240,000 calculated on the date of grant. The number of shares underlying each such award will be equal to $240,000 divided by the estimated Black-Scholes value of such stock options as of the date of grant, rounded down to the nearest whole share. This option award will be granted with an exercise price per share equal to the fair market value on the date of grant and will vest, subject to continued service as a director, in equal annual installments over three years or, if earlier, the consummation of a change in control (as defined in the 2023 Plan).

The aggregate value of all compensation granted or paid, as applicable, to any non-employee director for service as a non-employee director during any 12-month period, including awards granted and cash fees we pay to such non-employee director, will not exceed $500,000 in total value, and with respect to the 12-month period in which a non-employee director is first appointed or elected to the board of directors, will not exceed $750,000 in total value, in each case calculating the value of any awards based on the grant date fair value of such awards as determined for financial reporting purposes.

Non-Employee Director Share Ownership Policy

Our board of directors adopted a share ownership policy for its non-employee directors to further align the personal interests of such directors with the interests of our stockholders. Under such policy, each non-employee director is expected to acquire, and continue to hold during the term of his or her service on our board of directors, ownership of shares of our common stock having a specified minimum value as determined by our board of directors. Such policy requires non-employee directors to hold a specified minimum percentage of the shares acquired through any of our equity incentive plans (net of the number applied to pay applicable taxes) until the share ownership policy is satisfied.

Board Committees

Our board of directors established an audit committee, a compensation committee, and a nominating and corporate governance committee. Our board of directors adopted a charter for each of these committees, which complies with the applicable requirements of current Nasdaq rules. We intend to comply with future requirements to the extent they are applicable to us. Copies of the charters for each committee are available on the investor relations page of our website (www.interactivestrength.com). The inclusion of our website address in this report is an inactive textual reference only.

We availed ourselves of the Phase-in Compliance Rules with respect to the composition of our board committees. See “— Director Independence.”

Audit Committee

Our audit committee consists of Ms. Bartok Touw and Mr. Weaver. Ms. Bartok Touw is the chairperson of our audit committee. The composition of our audit committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. In addition, our board of directors determined that each of Ms. Bartok Touw and Mr. Weaver is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee is directly responsible for, among other things:

•
selecting a firm to serve as the independent registered public accounting firm to audit our financial statements and determining its compensation;

•
ensuring the independence of the independent registered public accounting firm;

•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;

•
establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

•
considering the adequacy of our internal controls and internal audit function;

•
discussing our major financial risk exposures and the steps we have taken to monitor and control such exposures, including our policies with respect to risk assessment and risk management;

•
reviewing material related party transactions or those that require disclosure; and

•
approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Ms. Bartok Touw and Mr. Weaver. Ms. Bartok Touw is the chairperson of our compensation committee. Each member of this committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Our compensation committee is directly responsible for, among other things:

•
determining and approving, or recommending that our board of directors approve, the compensation of our executive officers;
•
reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material agreements;

•
reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•
reviewing and approving the compensation of our non-employee directors;

•
administering our equity incentive plans;

•
overseeing the development and implementation of the Company’s human capital management strategies and policies;

•
reviewing and approving, or making recommendations to our board of directors with respect to, incentive compensation and equity plans; and

•
reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Bartok Touw and Mr. Weaver. Ms. Bartok Touw is the chairperson of our nominating and corporate governance committee. Ms. Bartok Touw and Mr. Weaver meet the requirements for independence under the current Nasdaq listing standards. Our nominating and corporate governance committee is directly responsible for, among other things:

•
identifying and recommending candidates for membership on our board of directors;

•
reviewing and recommending our corporate governance guidelines and policies;

•
reviewing and making recommendations to our board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;

•
reviewing proposed waivers of the code of conduct for directors and executive officers;

•
evaluating the independence of directors and director nominees against the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations;

•
overseeing the process of evaluating the performance of our board of directors; and

•
assisting our board of directors on corporate governance matters.

Code of Ethics

Our board of directors adopted a code of ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior financial officers. The full text of our codes of business conduct and ethics is posted on the investor relations page of our website (www.interactivestrength.com). The inclusion of our website address in this report is an inactive textual reference only. We intend to disclose future amendments to our codes of business conduct and ethics, or any waivers of such code, on our website or in public filings. Information contained on, or that can be accessed through, our website is not incorporated by reference in this report and does not form a part of this report.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of ours. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Indemnification and Insurance

Our amended and restated certification of incorporation and our amended and restated bylaws provide that we shall indemnify our directors and officers against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by such director or officer, other than such liability (if any) that he or she may incur by reason of his or her own actual fraud or willful default, in connection with the execution or discharge of his or her duties, powers, authorities or discretions as a director or officer of the Company.

We have also entered into indemnification agreements with our directors, executive officers, and certain other employees under which we have agreed to indemnify each such person and hold them harmless against expenses, judgments, penalties, fines, and amounts payable under settlement agreements in connection with any threatened, pending or completed action, suit or proceeding to which they have been made a party or in which they became involved by reason of the fact that they are, or were, our director, officer, or employee. Except with respect to expenses to be reimbursed by us in the event that the indemnified person has been successful on the merits or otherwise in defense of the action, suit or proceeding, our obligations under the indemnification agreements are subject to certain customary restrictions and exceptions. The indemnification agreements are governed under Delaware law.

In addition, we maintain standard policies of insurance under which coverage is provided to our directors and officers against loss rising from claims made by reason of breach of duty or other wrongful act, and to us with respect to payments which may be made by us to such directors and officers pursuant to the above indemnification provision or otherwise as a matter of law.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officer for the year ended December 31, 2022 was Trent A. Ward, our Chief Executive Officer, who was our sole executive officer in 2022, and our named executive officers for the year ended December 31, 2023 were Trent A. Ward, our Chief Executive Officer, and Michael J. Madigan, our Chief Financial Officer.

The following table presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2023 and December 31, 2022.

Summary Compensation Table

				Option	Nonequity	All Other
		Salary(1)	Bonus		Incentive Plan		Total
Name and Principal Position	Year			Awards(2)	Compensation	Compensation
		($)	($)	($)	($)	($)	($)
Trent A. Ward	2023	295,000	—	19,755,877	—	—	20,050,877
Chief Executive Officer	2022	229,920	—	4,320,000	—	—	4,549,920
Michael J. Madigan	2023	235,675	—	621,813	—	—	857,488
Chief Financial Officer

(1)
The amount in this column for 2022 includes $187,375 plus £35,167, which was converted to $42,545 using the exchange rate on December 31, 2022 of 1.2098. A portion of Mr. Ward’s salary in 2022 was paid in British pounds as, prior to 2022, Mr. Ward was based part-time in the United States and part-time in the United Kingdom. Mr. Ward is currently based full-time in the United States.

(2)
The amounts in this column represent the aggregate grant-date fair value of awards granted to the named executive officer, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. See Note 16 to the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for a discussion of the assumptions we made in determining the grant-date fair value of our equity awards. Each of the stock option awards granted to Mr. Ward in 2021 was cancelled on August 31, 2022. In connection with the cancellation of these awards, Mr. Ward received two new stock option grants. The first grant, which was fully vested upon grant, was an option to purchase 80,000 shares of our common stock. The second grant was also an option to purchase 80,000 shares of our common stock, 40,000 of which vested on December 1, 2022, 20,000 of which vested on December 1, 2023, and the remainder of which will vest ratably over the 12-month period between December 1, 2023 and December 1, 2024. On January 24, 2023, our board of directors approved a common stock repricing whereby previously granted and unexercised options held by certain current employees, including Mr. Ward, with exercise prices above $0.51 per share were repriced on a one-for-one-basis to $0.51 per share. There was no modification to the other terms, including the vesting schedules, of the previously issued options. We will treat the repricing as a modification of the original awards and calculate additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date.

Narrative to Summary Compensation Table

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or equity incentives.

In evaluating the roles, responsibilities, authority, titles, and functions of our management team, our board of directors has determined that Trent A. Ward, our co-founder and Chief Executive Officer, was the sole executive officer of the Company in 2021 and 2022 and continued to serve as one of our executive officers in 2023. We based this determination on an analysis of several factors, including those articulated in the applicable rules and regulations of the SEC. Specifically, since our inception in 2017, Mr. Ward has held, and is expected to continue to hold for the foreseeable future, primary and ultimate responsibility, authority, and operational decision-making functions over the principal operations, business units, and functions of the Company, including all significant policymaking authority. In addition, we believe this determination is appropriate in light of the current size and scope of our business and operations and the relatively early growth stage of the Company, as reflected by the fact we did not commence commercial delivery of our first product until mid-2021 and only commenced shipment of our second product in August 2022. For 2023, Michael J. Madigan, our Chief Financial Officer and principal financial officer and principal accounting officer, was also deemed to be an executive officer. We intend to continue to evaluate the roles and responsibilities of our management team as our business and operations evolve, and to reassess the designation and composition of our executive officers as appropriate and in consideration of applicable rules and regulations.

Base Salaries

In 2022, base salary was set at a level that was commensurate with Mr. Ward’s duties and authorities, contributions, prior experience, and sustained performance.

In 2023, base salaries were set at a level that was commensurate with Mr. Ward’s and Mr. Madigan’s respective duties and authorities, contributions, prior experience, and sustained performance.

Executive Annual Incentive Plan

We have adopted the Executive Annual Incentive Plan (the “Annual Incentive Plan”). The Annual Incentive Plan is administered by the compensation committee. Only key employees designated by the compensation committee as participants are eligible to participate in the Annual Incentive Plan.

During the first quarter of each fiscal year, the compensation committee will establish an individual target award opportunity for employees who participate in the Annual Incentive Plan (including any threshold or maximum award opportunities), the performance goals, the target performance goals (including any threshold or maximum), and the percentage weighting of each performance goal and/or formulas which will be utilized to measure the performance of the participants during the fiscal year.

The amount available to allocate for payment of bonuses under the Annual Incentive Plan in respect of a given fiscal year of the Company (the “Bonus Pool”) will be determined by the compensation committee. During the first quarter of a fiscal year, the compensation committee will establish target funding levels (including any threshold or maximum) for the Bonus Pool. No later than 30 days after the end of each fiscal year, the compensation committee will determine the actual achievement of the performance goals and the overall percentage of achievement based on the achievement of the various performance goals and certify the final Bonus Pool for the year based on the pre-established funding levels and the level of achievement relative to the pre-established performance goals after taking into account any adjustment of the individual target award opportunity (including any threshold or maximum award opportunities), the performance metrics, formulas and the targeted achievement levels (including any threshold or maximum achievement levels) relating to such performance goals and the formulas used in determining the Bonus Pool as deemed necessary or appropriate by the compensation committee in recognition of unusual or nonrecurring events affecting us or our consolidated financial statements or changes in applicable laws, regulations or accounting principles.

Individual bonus payouts are determined by applying the participant’s individual target award opportunity by the overall percentage of achievement of the performance goals, provided that the calculated payment may not exceed the maximum award opportunity (to the extent applicable) and no bonus payment will be made if the amount calculated falls below any applicable threshold. Bonuses are not guaranteed and are awarded and payable at our compensation committee’s discretion. Bonuses will be payable in cash or shares of our common stock issued under the 2023 Plan, in either case less applicable deductions and tax withholdings. An employee must be employed on the date of payment to earn any bonus under the Annual Incentive Plan.

Either our board of directors or the compensation committee may amend, suspend or terminate the Annual Incentive Plan in writing at any time, for any and no reason.

To the extent permitted by applicable law, any bonus payments under the Annual Incentive Plan will be subject to any clawback or recoupment policies we have in place from time to time.

Equity Incentive Awards

Our equity incentive awards are designed to align our interests with those of our employees, including Mr. Ward and Mr. Madigan.

We have historically granted stock options to our employees, including Mr. Ward and Mr. Madigan, under the 2020 Plan.

Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable within four years after the date of grant, subject to continued service with us. Options generally expire ten years from the date of grant. The 2020 Plan provides for the grant of incentive stock options, which qualify for favorable tax treatment to recipients under Section 422 of the Code and non-qualified stock options. Such awards may be granted to our employees, directors and consultants.

Following the completion of our initial public offering, equity awards were granted to our employees, including Mr. Ward and Mr. Madigan, under the Interactive Strength, Inc. 2023 Stock Incentive Plan (as described below).

Health and Welfare Benefits and Perquisites

Mr. Ward and Mr. Madigan are eligible to participate in our employee benefit plans, including our medical, dental, vision, life and disability insurance plans, on the same basis as all of our other employees. Except for the provision of life insurance policies to certain executives, including Mr. Ward and Mr. Madigan, we do not maintain any executive-specific benefit or perquisite programs.

Retirement Benefits

We sponsor a tax-qualified Section 401(k) plan for our United States employees, including Mr. Ward and Mr. Madigan. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed.

We do not provide employees, including Mr. Ward and Mr. Madigan, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans or nonqualified defined contribution plans.

Offer Letter with Our Named Executive Officers

Below is a description of the material terms of our offer letter with Trent A. Ward, our Chief Executive Officer (principal executive officer) and Michael J. Madigan, our Chief Financial Officer (principal financial officer and principal accounting officer), our executives. The offer letters provide for at-will employment and set forth the individual’s base salary and eligibility for employee benefits.

Employment Letter Agreement with Trent A. Ward

On June 30, 2021, we entered into an employment letter agreement with Mr. Ward to memorialize the terms of his continued employment with us. On October 27, 2022, we entered into a new offer letter with Mr. Ward which replaced and superseded his initial offer letter. The new offer letter provides for an annual base salary of $240,000 for the remainder of the 2022 calendar year and, effective January 1, 2023, an annual base salary of $300,000. The new offer letter also provides that, beginning with the 2024 calendar year, Mr. Ward will have an annual bonus target of 75% of base salary. Lastly, the new offer letter provides that Mr. Ward is eligible to receive severance benefits under our Executive Severance Plan, as described in more detail under “— Potential Payments upon Termination or Change in Control.”

Pursuant to Mr. Ward’s June 30, 2021 employment letter agreement, he received three separate stock option grants to purchase 5,333, 9,333, and 9,666 shares of our common stock, respectively, subject to vesting requirements as described in more detail under “— Outstanding Equity Awards at 2022 Year End.” Each of these three stock option grants was cancelled on August 31, 2022.

Proprietary Information and Inventions Assignment Agreement and Agreement to Arbitrate

Mr. Ward, who is based in Texas, has executed our standard Proprietary Information and Inventions Assignment Agreement for employees based in Texas, which contains customary restrictions on the disclosure of confidential information and provisions regarding the assignment of intellectual property. Mr. Ward also executed our standard Agreement to Arbitrate for employees based in California, which provides that all employment-related disputes will be subject to arbitration.

Mr. Ward is not subject to restrictions on competition under his respective agreements.

Employment Letter Agreement with Michael J. Madigan

On September 27, 2022, we entered into an employment letter agreement with Mr. Madigan to memorialize the terms of his continued employment with us. The employment letter agreement provides for a starting annual base salary of $227,000, and that Mr. Madigan would be eligible to receive a retention bonus of $25,000, to be payable on or around the anniversary of his start date.

Lastly, pursuant to the employment letter agreement, Mr. Madigan received a stock option grant to purchase 220,000 shares of our common stock, subject to vesting requirements as described in more detail under “— Outstanding Equity Awards at 2023 Year End.”. Effective June 16, 2023, the retention bonus was cancelled, and Mr. Madigan’s annual base salary increased to $250,000.

Proprietary Information and Inventions Assignment Agreement and Agreement to Arbitrate

Mr. Madigan, who is based in New York, has executed our standard Confidentiality, Invention Assignment, and Arbitration Agreement for employees based in New York, which contains customary restrictions on the disclosure of confidential information, provisions regarding the assignment of intellectual property, and provisions providing that all employment-related disputes will be subject to arbitration.

Mr. Madigan is not subject to restrictions on competition under his employment letter agreement.

Outstanding Equity Awards at 2022 Year End

The following table presents information regarding outstanding equity awards held by Mr. Ward, our sole named executive officer, as of December 31, 2022. All of the option awards were granted under the 2020 Plan. The terms of the 2020 Plan are described below under “Equity Incentive Plans.” All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant.

			Number of	Number of
			Securities	Securities
			Underlying	Underlying	Option
		Vesting	Unexercised	Unexercised		Option
			Options	Options	Exercise
Name	Grant Date	Commencement	Exercisable	Unexercisable	Price	Expiration
		Date	(#)	(#)	($)	Date

Trent A. Ward	8/31/2022(1)	8/31/2022	80,000	—	1.50	8/30/2032
Chief Executive Officer	8/31/2022(2)	12/1/2022	80,000	—	1.50	8/30/2032

(1)
This option was fully vested upon the grant date.

(2)
This option is subject to vesting over a 24-month period, with 50% vesting on December 1, 2022, 25% vesting on December 1, 2023, and the remaining 25% vesting in twelve (12) equal monthly installments thereafter. This option is subject to an early exercise provision and was immediately exercisable upon its grant date. On January 24, 2023, our board of directors approved a common stock repricing whereby previously granted and unexercised options held by certain current employees, including Mr. Ward, with exercise prices above $0.51 per share were repriced on a one-for-one-basis to $0.51 per share. There was no modification to the other terms, including the vesting schedules, of the previously issued options. We treat the repricing as a modification of the original awards and calculate additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date.

Outstanding Equity Awards at 2023 Year End

The following table presents information regarding outstanding equity awards held by Mr. Ward and Mr. Madigan, our named executive officers, as of December 31, 2023. All of the option awards were granted under the 2020 Plan and the 2023 Plan. The terms of the 2020 Plan and 2023 Plan are described below under “Equity Incentive Plans.” All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant.

				Number of	Number of
				Securities	Securities
				Underlying	Underlying	Option
			Vesting	Unexercised	Unexercised		Option
				Options	Options	Exercise
Name	Grant Date		Commencement	Exercisable	Unexercisable	Price	Expiration
			Date	(#)	(#)	($)	Date

Trent A. Ward	8/31/2022	(1)	12/1/2022	20,000	20,000	0.51	8/30/2032
Chief Executive Officer	1/31/2023	(2)	1/31/2023	136,000	330,000	0.51	1/30/2033
	6/7/2023	(3)	6/7/2023	—	500,000	4.86	6/6/2033
	12/20/2023	(4)	12/20/2023	2,500	27,200	0.92	12/19/2033
Michael J. Madigan	10/27/2022	(5)	9/29/2022	1,466	—	1.50	10/26/2032
Chief Financial Officer	1/31/2023	(6)	2/28/2023	10,000	15,000	0.51	1/30/2033
	6/7/2023	(3)	6/7/2023	—	32,500	4.86	6/6/2033
	12/20/2023	(4)	12/20/2023	5,000	55,000	0.92	12/19/2033

(1)
This option is subject to vesting over a 24-month period, with 50% vesting on December 1, 2022, 25% vesting on December 1, 2023, and the remaining 25% vesting in twelve (12) equal monthly installments thereafter. This option is subject to an early exercise provision and was immediately exercisable upon its grant date. On January 24, 2023, our board of directors approved a common stock repricing whereby previously granted and unexercised options held by certain current employees, including Mr. Ward, with exercise prices above $0.51 per share were repriced on a one-for-one-basis to $0.51 per share. There was no modification to the other terms, including the vesting schedules, of the previously issued options. We treat the repricing as a modification of the original awards and calculate additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date.

(2)
This option is subject to vesting over a 3-year period starting , with 33.33% vesting in year 1 in twelve (12) equal monthly installments, 33.33% vesting in year 2 in twelve (12) equal monthly installments, and 33.34% vesting in three (3) equal monthly installments ending on March 31, 2025.

(3)
This option vesting is contingent on the Company’s share price meeting certain targets. One-third of the shares subject to the option shall vest if and when the per share price is at least $12 per share calculated based on the 30-day VWAP; one-third of the shares subject to the option shall vest if and when the per share price is at least $16 per share calculated based on the 30-day VWAP; and one-third of the shares subject to the option shall vest if and when the per share price is at least $20 per share calculated based on the 30-day VWAP.

(4)
This option is subject to vesting over a 12-month period.

(5)
This option vesting was accelerated and is fully vested as of January 1, 2023. This option is subject to an early exercise provision and was immediately exercisable upon its grant date.

(6)
This option is subject to vesting over a 26-month period, with 15% vesting on February 28, 2023, 2.5% vesting in twenty-four (24) equal monthly installments, and the remaining 25% vesting on March 31, 2025.

Potential Payments upon Termination or Change in Control

Executive Severance Plan

In October 2022, we adopted an Executive Severance Plan (the “Executive Severance Plan”) applicable to our Chief Executive Officer and certain other key employees that became effective upon the completion of our initial public offering. Under the Executive Severance Plan, if a participant’s employment is terminated (i) by the participant with “good reason” (as defined in the Executive Severance Plan), (ii) by us without “cause” (as defined in the Executive Severance Plan) or (iii) due to the named executive officer’s death or the named executive officer becoming “disabled” (as defined in the Executive Severance Plan”), and provided the named executive officer (or his or her estate or representative, as applicable) signs and does not revoke our standard release of claims and complies with all applicable restrictive covenants and contractual obligations, the participant will be entitled to receive:

•
salary continuation payments for 18 months (for our Chief Executive Officer) or 12 months (for participants other than our Chief Executive Officer) (such period, the “Severance Period”) following the participant’s termination of employment; and

•
subsidized continued health insurance coverage under the Consolidated Budget Reconciliation Act of 1985, as amended (“COBRA”), for the participant and his or her eligible dependents during the Severance Period.

If any participant’s employment is terminated (i)(A) by the participant with good reason, (B) by us without cause or (C) due to the participant’s death or the participant becoming disabled, and (ii) such termination occurs within 12 months after a “change in control” (as defined in the Executive Severance Plan), and provided the participant (or his or her estate or representative, as applicable) signs and does not revoke our standard release of claims and complies with all applicable restrictive covenants and contractual obligations, the participant will be entitled to receive:

•
continued payments of an amount equal to the sum of (A) the participant’s then current base salary plus (B) the participant’s then current target annual bonus, in equal installments during the Severance Period;

•
full vesting acceleration with respect to all outstanding equity compensation awards, with post-termination exercisability as specified in the applicable equity award agreement; and

•
subsidized continued health insurance coverage under COBRA for the participant and his or her eligible dependents during the Severance Period.

In addition, in the event any of the payments or benefits provided for under the Executive Severance Plan or otherwise payable to a participant would constitute a “parachute payment” within the meaning of Section 280G of the Code and could be subject to the related excise tax, the participant would be entitled to receive either full payment of such payments and benefits or such lesser amount which would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the participant.

The Executive Severance Plan supersedes all prior or contemporaneous agreements or understandings, written or oral, relating to the participants’ entitlement to receive severance pay or benefits from the Company (including, without limitation, the participants’ offer letters). Accordingly, none of the participants is eligible to receive severance payments or benefits under any other plan or agreement with us.

Current and Potential Equity Grants

We granted options to purchase shares of our common stock under the 2023 Plan to certain of our executive officers and other employees and to non-employee directors. Such option grants were approved and granted immediately prior to the completion of our initial public offering. The grant of options was, and any future grant of RSUs that may be made to directors and executive officers would be, subject to approval by the compensation committee or, in the case of director equity grants, issued pursuant to our non-employee director compensation policy approved by the compensation committee and our board of directors. However, we have not made any final determinations as to any future RSU awards or the timing thereof, and there can be no assurance that we will grant any RSU awards in the future, if at all, or as to the number of shares which may be subject to any such future equity awards.

Equity Incentive Plans

2020 Equity Incentive Plan

The following is a description of the material terms of our 2020 Equity Incentive Plan (the “2020 Plan”). The summary below does not contain a complete description of all provisions of the 2020 Plan and is qualified in its entirety by reference to the 2020 Plan, a copy of which is included as an exhibit to our Annual Report on Form 10-K

General. The 2020 Plan was adopted by our board of directors on December 15, 2020 and subsequently approved by our stockholders.

As of December 31, 2022, options to purchase a total of 446,841 shares of our common stock were outstanding under the 2020 Plan. The weighted-average exercise price of the options outstanding under the 2020 Plan is $2.30 per share.

Following the completion of our initial public offering, no additional awards and no additional shares of our common stock will remain available for future issuance under the 2020 Plan. However, the 2020 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. Shares originally reserved for issuance under the 2020 Plan, but which are not subject to outstanding options on the effective date of the 2023 Plan (as defined below), and shares subject to outstanding options under the 2020 Plan on the effective date of the 2023 Plan that are subsequently forfeited or terminated for any reason before being exercised or becoming vested, not issued because an option is settled in cash, or withheld or reacquired to satisfy the applicable exercise, or a tax withholding obligation will again become available for issuance under our 2023 Plan.

The 2020 Plan provides for the grant of incentive stock options, or ISOs, to employees and the grant of nonstatutory stock options, NSOs, to employees, non-employee directors, advisors, and consultants. The 2020 Plan also provides for the grant of restricted stock awards, restricted stock unit awards, and stock appreciation rights to employees, non-employee directors, advisors and consultants. While we have granted ISOs and NSOs, we have not granted any restricted stock awards, restricted stock unit awards, or stock appreciation rights.

Administration. The 2020 Plan has been administered by our board of directors, and may be amended, suspended, or terminated by our board of directors. To the extent required by applicable law or deemed necessary or advisable by our board of directors, any amendment to the 2020 Plan is subject to stockholder approval.

Authorized Shares. We previously reserved 2,477,588 shares of our common stock for issuance under the 2020 Plan. In the event of a stock split, reverse stock split, stock dividend, recapitalization, subdivision, combination, reclassification of the shares, or other change in our capital structure affecting shares without consideration, the administrator of the 2020 Plan will proportionately adjust (i) the number and class of shares (or other securities) that thereafter may be made the subject of awards, (ii) the number, and class of shares (or other securities or property) subject to any outstanding awards, and/or (iii) the purchase or exercise price of any outstanding awards, in each case to the extent necessary to prevent diminution or enlargement of the level of incentives intended by the 2020 Plan and the then-outstanding awards.

Stock Options. The administrator of the 2020 Plan determines the exercise price for each stock option, provided that the exercise price of an option must equal at least 100% of the fair market value of our common stock subject to the option on the date of grant and the term of an option may not exceed ten years, provided further, that no ISO may be granted to any stockholder holding more than 10% of our voting shares unless the option exercise price is at least 110% of the fair market value of the common stock subject to the option on the date of grant, and the term of the ISO does not exceed five years from the date of grant. No option may be transferred by the option holder other than by will, or by the laws of descent or distribution and, in case of NSOs, to a trust or by gift to a “family member” as that term is defined in Rule 701 of the Securities Act. Each option may be exercised during the option holder’s lifetime solely by the option holder or his or her legal representative. Options granted under the 2020 Plan are early exercisable and generally vest over a 48-month period, with 25% vesting on the first anniversary of the vesting commencement date and the remaining portion vesting in 36 equal monthly installments thereafter. Unless otherwise provided in an applicable award agreement, upon the termination of an option holder’s service as an employee, non-employee director, or consultant due to death or disability (or death within three months after a termination other than for cause) or for any reason other than for cause, such option holder may exercise his or her vested options no later than seven years after the date service terminates. If the option holder’s service is terminated for cause, the shares that are vested under the option will be exercisable only on the option holder’s termination date unless otherwise determined by the administrator. Notwithstanding the foregoing, no option may be exercised after the expiration of its term.

Corporate Transactions. The 2020 Plan provides that, in the event of a merger, consolidation, sale of more than 50% of our voting stock to a third party, or sale of all substantially all of our assets (each, a “Change in Control Event”), the outstanding options will be subject to the agreement evidencing the Change in Control Event which may provide for continuation, assumption, substitution, acceleration, settlement in cash, cash equivalents, or securities of the successor entity, or termination without any consideration of such outstanding options.

2023 Stock Incentive Plan

On January 24, 2023, our board of directors approved and adopted, subject to stockholder approval, the Interactive Strength, Inc. 2023 Stock Incentive Plan (the “2023 Plan”), and our stockholders approved the 2023 Plan on January 26, 2023. The 2023 Plan became effective upon the completion of our initial public offering. Once the 2023 Plan became effective, no further grants were made under our 2020 Plan. This summary is not a complete description of all provisions of the 2023 Plan and is qualified in its entirety by reference to the 2023 Plan, which is filed as an exhibit to our Annual Report on Form 10-K.

Stock Awards. The 2023 Plan provides for incentive stock options, or ISOs, non-qualified stock options, or NSOs, restricted share awards, stock unit awards, stock appreciation rights, other stock-based awards, performance-based stock awards, (collectively, “stock awards”) and cash-based awards (stock awards and cash-based awards are collectively referred to as “awards”). ISOs may be granted only to our employees, including officers, and the employees of our parent or subsidiaries. All other awards may be granted to our employees, officers, our non-employee directors, and consultants and the employees and consultants of our subsidiaries and affiliates.

Share Reserve. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2023 Plan will be 1,602,451 shares (as adjusted for stock splits, stock dividends, combinations, and the like), plus (x) any shares underlying outstanding awards under the 2020 Plan that are subsequently forfeited or terminated for any reason before being exercised or becoming vested, not issued because an award is settled in cash, or withheld or reacquired to satisfy the applicable exercise, or purchase price, or a tax withholding obligation, plus (y) the number of shares which, but for the termination of the 2020 Plan immediately prior to the completion of our initial public offering, were reserved under the 2020 Plan but not at such time issued or subject to outstanding awards under the 2020 Plan, plus (z) an annual increase on the first day of each calendar year, for a period of not more than ten years, beginning on January 1, 2024 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (i) 5% of our outstanding shares on the last day of the immediately preceding calendar year or (ii) such lesser amount (including zero) that the compensation committee (as defined below) determines for purposes of the annual increase for that calendar year.

If restricted shares or shares issued upon the exercise of options are forfeited, then such shares will again become available for awards under the 2023 Plan. If stock units, options, or stock appreciation rights are forfeited or terminate for any reason before being exercised or settled, or an award is settled in cash without the delivery of shares to the holder, then the corresponding shares will again become available for awards under the 2023 Plan. Any shares withheld to satisfy the exercise price or tax withholding obligation pursuant to any award of options or stock appreciation rights will again become available for awards under the 2023 Plan. If stock units or stock appreciation rights are settled, then only the number of shares (if any) actually issued in settlement of such stock units or stock appreciation rights will reduce the number of shares available under the 2023 Plan, and the balance (including any shares withheld to cover taxes) will again become available for awards under the 2023 Plan.

Shares issued under the 2023 Plan are, and will be, authorized but unissued shares, treasury shares, or previously issued shares. As of December 31, 2023, we have granted awards and issued 1,721,800 shares of common stock, in each case under the 2023 Plan.

Incentive Stock Option Limit. The maximum number of shares that may be issued upon the exercise of ISOs under the 2023 Plan is equal to five (5) times the number of shares specified in subpart (w) of the 2023 Plan’s share reserve formula as described above under the heading “Share Reserve”, plus, to the extent allowable under Section 422 of the Code, any shares of common stock that become available for issuance under the 2023 Plan on account of (i) an award being forfeited before all underlying shares have been issued or settled, or (ii) a portion of the shares underlying an award being withheld to satisfy the exercise price or tax withholding of such award.

Grants to Outside Directors. The sum of (i) the grant date fair value for financial reporting purposes of any awards granted during any calendar year under the 2023 Plan to an outside director as compensation for services as an outside director and (ii) any cash fees paid by us to such outside director during such calendar year for service on our board of directors, may not exceed five hundred thousand dollars ($500,000), or, in the calendar year in which the outside director is first appointed or elect to our board of directors, seven hundred and fifty thousand dollars ($750,000).

Administration. The 2023 Plan is administered by the compensation committee appointed by our board of directors, or the compensation committee, or by the board of directors acting as the compensation committee. Subject to the limitations set forth in the 2023 Plan, the compensation committee has the authority to determine, among other things, to whom awards will be granted, the number of shares subject to awards, the term during which an option or stock appreciation right may be exercised and the rate at which the awards may vest or be earned, including any performance criteria to which they may be subject. The compensation committee also has the authority to determine the consideration and methodology of payment for awards. To the extent permitted by applicable law, the board of directors or compensation committee may also authorize one or more of our officers to designate employees, other than officers under Section 16 of the Exchange Act, to receive awards and/or to determine the number of such awards to be received by such persons subject to a maximum total number of awards.

Repricing; Cancellation and Re-Grant of Stock Awards. The compensation committee has the authority to modify outstanding awards under the 2023 Plan. Subject to the terms of the 2023 Plan, the compensation committee has the authority to cancel any outstanding stock award in exchange for new stock awards, including awards having the same or a different exercise price cash, or other consideration, without stockholder approval but with the consent of any adversely affected participant.

Stock Options. A stock option is the right to purchase a certain number of shares of stock, at a certain exercise price, in the future. Under the 2023 Plan, ISOs and NSOs are granted pursuant to stock option agreements adopted by the compensation committee. The compensation committee determines the exercise price for a stock option, within the terms and conditions of the 2023 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2023 Plan vest at the rate specified by the compensation committee.

Stock options granted under the 2023 Plan generally must be exercised by the optionee before the earlier of the expiration of such option or the expiration of a specified period following the optionee’s termination of employment. The compensation committee determines the term of the stock options up to a maximum of ten years. Each stock option agreement will also set forth the extent to which the option recipient will have the right to exercise the option following the termination of the recipient’s service with us, and the right to exercise the option of any executors or administrators of the award recipient’s estate or any person who has acquired such options directly from the award recipient by bequest or inheritance.

Payment of the exercise price may be made in cash or, if provided for in the stock option agreement evidencing the award, (1) by surrendering, or attesting to the ownership of, shares which have already been owned by the optionee, (2) future services or services rendered to the company or its affiliates prior to the award, (3) by delivery of an irrevocable direction to a securities broker to sell shares and to deliver all or part of the sale proceeds to us in payment of the aggregate exercise price, (4) by delivery of an irrevocable direction to a securities broker or lender to pledge shares and to deliver all or part of the loan proceeds to us in payment of the aggregate exercise price, (5) by a “net exercise” arrangement, (6) by delivering a full-recourse promissory note, or (7) by any other form that is consistent with applicable laws, regulations, and rules.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an option holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least one 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the term of the ISO does not exceed five years from the date of grant.

Restricted Share Awards. The terms of any awards of restricted shares under the 2023 Plan will be set forth in a restricted share agreement to be entered into between us and the recipient. The compensation committee will determine the terms and conditions of such restricted share agreements, which need not be identical. A restricted share award may be subject to vesting requirements or transfer restrictions or both. Restricted shares may be issued for such consideration as the compensation committee may determine, including cash, cash equivalents, full recourse promissory notes, past services and future services. Award recipients who are granted restricted shares generally have all of the rights of a stockholder with respect to those shares, provided that dividends and other distributions will not be paid in respect of unvested shares unless otherwise determined by the compensation committee and, in such case, only once such unvested shares vest.

Stock Unit Awards. Stock unit awards give recipients the right to acquire a specified number of shares of stock (or cash amount) at a future date upon the satisfaction of certain conditions, including any vesting arrangement, established by the compensation committee and as set forth in a stock unit award agreement. A stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the compensation committee. Recipients of stock unit awards generally will have no voting or dividend rights prior to the time the vesting conditions are satisfied and the award is settled. At the compensation committee’s discretion and as set forth in the stock unit award agreement, stock units may provide for the right to dividend equivalents. Dividend equivalents may not be distributed prior to settlement of the stock unit to which the dividend equivalents pertain and the value of any dividend equivalents payable or distributable with respect to any unvested stock units that do not vest will be forfeited.

Stock Appreciation Rights. Stock appreciation rights generally provide for payments to the recipient based upon increases in the price of our common stock over the exercise price of the stock appreciation right. The compensation committee determines the exercise price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. A stock appreciation right granted under the 2023 Plan vests at the rate specified in the stock appreciation right agreement as determined by the compensation committee. The compensation committee determines the term of stock appreciation rights granted under the 2023 Plan, up to a maximum of ten years. Upon the exercise of a stock appreciation right, we will pay the participant an amount in stock, cash, or a combination of stock and cash as determined by the compensation committee, equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the exercise price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised.

Other Stock Awards. The compensation committee may grant other awards based in whole or in part by reference to our common stock. The compensation committee will set the number of shares under the stock award and all other terms and conditions of such awards.

Cash-Based Awards. A cash-based award is denominated in cash. The compensation committee may grant cash-based awards in such number and upon such terms as it will determine. Payment, if any, will be made in accordance with the terms of the award, and may be made in cash or in shares of common stock, as determined by the compensation committee.

Performance-Based Awards. The number of shares or other benefits granted, issued, retainable and/or vested under a stock or stock unit award may be made subject to the attainment of performance goals. The compensation committee may utilize any performance criteria selected by it in its sole discretion to establish performance goals.

Changes to Capital Structure. In the event of a recapitalization, stock split, or similar capital transaction, the compensation committee will make appropriate and equitable adjustments to the number of shares reserved for issuance under the 2023 Plan, the number of shares that can be issued as incentive stock options, the number of shares subject to outstanding awards and the exercise price under each outstanding option or stock appreciation right.

Transactions. If we are involved in a merger or other reorganization, outstanding awards will be subject to the agreement or merger or reorganization. Subject to compliance with applicable tax laws, such agreement may provide, without limitation, for (1) the continuation of the outstanding awards by us, if we are a surviving corporation, (2) the assumption or substitution of the outstanding awards by the surviving corporation or its parent or subsidiary, (3) the immediate vesting, exercisability, and settlement of the outstanding awards followed by their cancellation, (4) cancellation of the award, to the extent not vested or not exercised prior to the effective time of the merger or reorganization, in exchange for such cash or equity consideration (including no consideration) as the compensation committee, in its sole discretion, may consider appropriate, or (5) the settlement of the intrinsic value of the outstanding awards (whether or not vested or exercisable) in cash, cash equivalents, or equity (including cash or equity subject to deferred vesting and delivery consistent with the vesting restrictions applicable to such award or the underlying shares) followed by cancellation of such awards, provided that any such amount may be delayed to the same extent that payment of consideration to the holders of shares in connection with the merger or reorganization is delayed as a result of escrows, earnouts, holdbacks or other contingencies.

Change of Control. The compensation committee may provide, in an individual award agreement or in any other written agreement between a participant and us, that the stock award will be subject to acceleration of vesting and exercisability in the event of a change of control.

Transferability. Unless the compensation committee provides otherwise, no award granted under the 2023 Plan may be transferred in any manner (prior to the vesting and lapse of any and all restrictions applicable to shares issued under such award), except by will, the laws of descent and distribution, or pursuant to a domestic relations order, provided that all ISOs may only be transferred or assigned only to the extent consistent with Section 422 of the Code.

Amendment and Termination. Our board of directors has the authority to amend, suspend, or terminate the 2023 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent.

No ISOs may be granted more than ten years after years after the later of (i) the approval of the 2023 Plan by the board of directors (or if earlier, the stockholders) and (ii) the approval by the board of directors (or if earlier, the stockholders) of any amendment to the 2023 Plan that constitutes the adoption of a new plan for purposes of Section 422 of the Code.

Recoupment. To the extent permitted by applicable law, the compensation committee will have the authority to require that, in the event that we are required to prepare restated financial results owing to an executive officer’s intentional misconduct or grossly negligent conduct, such executive officer will reimburse or forfeit to us the amount of any bonus or incentive compensation (whether cash-based or equity-based) such executive officer received during a fixed period, as determined by the compensation committee, preceding the year the restatement is determined to be required. That executive officer will forfeit or reimburse to us any bonus or incentive compensation to the extent that such bonus or incentive compensation exceeds what the officer would have received in that period based on an applicable restated performance measure or target. We will recoup incentive-based compensation from executive officers to the extent required under the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules, regulations and listing standards that may be issued under that act.

2023 Employee Stock Purchase Plan

On January 24, 2023, our board of directors approved and adopted, subject to stockholder approval, the Interactive Strength, Inc. 2023 Employee Stock Purchase Plan (the “ESPP”), and our stockholders approved the ESPP on January 26, 2023. The ESPP became effective upon the completion of our initial public offering. This summary is not a complete description of all provisions of the ESPP and is qualified in its entirety by reference to the ESPP, which is filed as an exhibit to our Annual Report on Form 10-K.

General. The ESPP is intended to qualify as an “employee stock purchase plan” under Code Section 423, except as explained below under the heading “International Participation.” During regularly scheduled “offerings” under the ESPP, participants will be able to request payroll deductions and then expend the accumulated deduction to purchase a number of shares of our common stock at a discount and in an amount determined in accordance with the ESPP’s terms.

Shares Available for Issuance. The ESPP has 320,491 authorized but unissued shares of our common stock (as adjusted for stock splits, stock dividends, combinations, and the like) reserved for issuance upon becoming effective, plus an additional number of shares of our common stock to be reserved annually on the first day of each calendar year for a period of not more than ten years, beginning on January 1, 2024, in an amount equal to the least of (i) 1% of the outstanding shares of our common stock on such date, (ii) 33,333 shares (as adjusted for stock splits, stock dividends, combinations, and the like), or (iii) a lesser amount (including zero) that the compensation committee determines for purposes of the annual increase for that calendar year.

Administration. The ESPP is administered by the compensation committee, or by our board of directors acting as the compensation committee. The compensation committee has the authority to construe, interpret and apply the terms of the ESPP, to determine eligibility, to establish such limitations and procedures as it determines are consistent with the ESPP and to adjudicate any disputed claims under the ESPP.

Eligibility. Each full-time and part-time employee, including officers, employee directors, and employees of participating subsidiaries, who is employed by us on the day preceding the start of any offering period will be eligible to participate in the ESPP. The ESPP requires that an employee customarily work more than twenty (20) hours per week and more than five months per calendar year in order to be eligible to participate in the ESPP. The ESPP permits an eligible employee to purchase our common stock through payroll deductions, which may not be less than 1% nor more than 15% of the employee’s compensation, or such lower limit as may be determined by the compensation committee from time to time. However, no employee is eligible to participate in the ESPP if, immediately after electing to participate, the employee would own stock (including stock such employee may purchase under this plan or other outstanding options) representing 5% or more of the total combined voting power or value of all classes of our common stock. Unless provided otherwise by the compensation committee prior to the commencement of an offering, in no event will a participant be eligible to purchase during any offering period that number of whole shares of our common stock determined by dividing $25,000 by the fair market value of a share of our common stock on the first date of such offering period (subject to any adjustment pursuant to the terms of the ESPP). In addition, under applicable tax rules, no employee is permitted to accrue, under the ESPP and all of our or our subsidiaries’ similar purchase plans, a right to purchase stock having a fair market value in excess of twenty-five thousand dollars ($25,000) (determined at the time the right is granted) for each calendar year. Employees will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment.

Offering Periods and Purchase Price. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the compensation committee may specify offerings with a duration of not more than 27 months and may specify shorter purchase periods within each offering. During each purchase period, payroll deductions will accumulate, without interest. On the last day of the purchase period, accumulated payroll deductions will be used to purchase our common stock for employees participating in the offering.

The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of our common stock on either the offering date or on the purchase date, whichever is less. The fair market value of our common stock for this purpose will generally be the closing price on the Nasdaq Stock Market (or such other exchange as our common stock may be traded at the relevant time) for the date in question, or if such date is not a trading day, for the last trading day before the date in question.

Reset Feature. The compensation committee may specify that, if the fair market value of a share of our common stock on any purchase date within a particular offering period is less than or equal to the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employee in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a stock split, appropriate adjustments will be made to (1) the number of shares reserved under the ESPP, (2) the individual and aggregate participant share limitations described in the plan and (3) the price of shares that any participant has elected to purchase.

International Participation. To provide us with greater flexibility in structuring our equity compensation programs for our non-U.S. employees, the ESPP also permits us to grant employees of our non-U.S. subsidiary entities rights to purchase shares of our common stock pursuant to other offering rules or sub-plans adopted by the compensation committee in order to achieve tax, securities law or other compliance objectives. While the ESPP is intended to be a qualified “employee stock purchase plan” within the meaning of Code Section 423, any such international sub-plans or offerings are not required to satisfy those U.S. tax code requirements and therefore may have terms that differ from the ESPP terms applicable in the U.S. However, the international sub-plans or offerings are subject to the ESPP terms limiting the overall shares available for issuance, the maximum payroll deduction rate, maximum purchase price discount and maximum offering period length

Corporate Reorganization. Immediately before a corporate reorganization, the offering period and purchase period then in progress will terminate and either our common stock will be purchased with the accumulated payroll deductions or the accumulated payroll deductions will be refunded without occurrence of any common stock purchase, unless the surviving corporation (or its parent corporation) assumes the ESPP under the plan of merger or consolidation.

Amendment and Termination. Our board of directors and the compensation committee each have the right to amend, suspend or terminate the ESPP at any time. Any increase in the aggregate number of shares of stock to be issued under the ESPP is subject to stockholder approval. Any other amendment is subject to stockholder approval only to the extent required under applicable law or regulation, including Section 423 of the Code.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, owns more than 5% of our Common Stock (ii) our current directors and the named executive officers identified under the heading “Executive Compensation” and (iii) all of our current directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days after April 19, 2024 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 19,748,379 shares of our Common Stock issued and outstanding on April 19, 2024. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 19, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the Stockholders below is in care of Interactive Strength Inc., 1005 Congress Avenue, Suite 925, Austin, TX 78701.

	Number	Percentage of
	of Shares	Shares
	Beneficially	Beneficially
	Owned (#)	Owned (%)
Name of Beneficial Owner
5% Stockholders
block.one Investments (1)	3,376,779	17.1%
Bradley J. Wickens	1,704,891	8.6%
Entities affiliated with Apeiron(2)	1,548,792	7.8%
Alta-Gateway SICAV PLC Global Equities Impact Fund(3)	1,300,000	6.6%
Directors and Executive Officers
Trent Ward (4)	904,235	4.5%
Deepak M. Mulchandani (5)	233,369	1.2%
Aaron N. D. Weaver(6)	18,928	*
Kirsten Bartok Touw(7)	31,100	*
Michael J. Madigan (8)	44,591	0.2%
All executive officers and directors as a group (5 individuals)(9)	1,232,223	6.1%

*
Less than 1%.

(1)
Based solely on information contained in the Schedule 13D filed by block.one on May 12, 2023. The principal business address for block.one Investments 1 is c/o Maples Corporate Services Limited, PO Box 309 Ugland House, Grand Cayman KY1-1104, Cayman Islands. block.one Investments 1 is managed by a board of directors. There is no individual which may be deemed to have shared voting and dispositive power over the shares held by block.one Investments 1.
(2)
Consists of 849,875 shares of common stock held of record by Apeiron Investment Group Ltd. (“Apeiron Ltd.”) and 698,917 shares of common stock held of record by Apeiron Presight Capital Fund II, L.P. (“Apeiron Presight”). Apeiron Ltd. is a limited liability company managed by a board of directors. Julien Hoefer and

Jefim Gewiet are the directors of Apeiron Ltd. There is no individual which may be deemed to have shared voting and dispositive power over the shares held by Apeiron Ltd. Apeiron Presight is managed by its general partners. Apeiron Ltd. and Fabian Hansen are the general partners of Apeiron Presight and may be deemed to have joint voting and investment power over shares held by Apeiron Presight. The principal business address for Apeiron Ltd. is 66 & 67, Beatrice, Amery Street, Sliema, SLM 1707, Malta. The principal business address for Apeiron Presight is 340 S. Lemon Ave. #3391, Walnut, California 91789.

(3)
Based solely on information reflected on the transfer agent records. The principal business address for Alta-Gateway SICAV PLC Global Equities Impact Fund is Cornerstone Complex, Suite A, Level 1, 16th September Square, Mosta, MT-32 MST 1180, Malta. Alta-Gateway PLC Global Equities Impact Fund is managed by a board of directors. There is no individual which may be deemed to have shared voting and dispositive power over the shares held by Alta-Gateway SICAV PLC Global Equities Impact Fund.

(4)
Consists of (i) 630,931 shares of common stock held by Mr. Ward individually; (ii) 256,555 shares of common stock subject to stock options exercisable within 60 days of March 31, 2024; and (iii) 16,749 shares of common stock held of record by Trent Ward Investments LLC, for which Mr. Ward serves as manager and is deemed to hold voting and dispositive power.

(5)
Consists of 3,370 shares of common stock and 229,999 shares of common stock subject to stock options exercisable within 60 days of April 19, 2024.

(6)
Consists of 18,928 shares of common stock subject to stock options exercisable within 60 days of April 19, 2024.

(7)
Consists of 12,172 shares of common stock and 18,928 shares of common stock subject to stock options exercisable within 60 days of April 19, 2024.

(8)
Consists of 44,591 shares of common stock subject to stock options exercisable within 60 days of April 19, 2024.

(9)
Includes 569,001 shares of common stock subject to stock options exercisable within 60 days of April 19, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, during our last two fiscal years or currently proposed, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•
any of our directors, executive officers or beneficial holders of more than 5% of any class of our voting securities had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, which are described where required under “Management – Director Compensation” and “Executive Compensation.”

The following information reflects the 1-for-150 reverse stock split effected on December 30, 2022. In addition, in December 2022, all outstanding shares of our redeemable convertible preferred stock were converted into shares of our Class A common stock on a 1:1 basis. The reverse stock split and conversion of preferred stock were effected in connection with an equity financing transaction, which also involved a rights offering completed in February 2023. In February 2023, all outstanding shares of our Class A common stock and Class B common stock were converted into shares of our common on a 1:1 basis.

Financings and Issuances

Class A Common Stock and Class B Common Stock

From January 1, 2019 to December 31, 2022, we issued and sold an aggregate of 1,294,943 shares of our Class A common stock at a weighted-average purchase price of $5.18 per share, for aggregate gross proceeds of $6,713,132. From January 1, 2019 to December 31, 2022, we issued and sold an aggregate of 4.20 shares of our Class B common stock, at a weighted-average purchase price of $4.20 per share. The holders of Class A common stock are entitled to one vote for each share of Class A common stock held at all meetings of stockholders. The holders of Class B common stock do not have voting rights.

The following table sets forth the aggregate number of shares of our Class A common stock acquired by certain of our directors, officers, and beneficial owners of more than 5% of our voting securities in the financing transactions described above and the aggregate consideration paid therefor. In February 2023, the Class A common stock converted into common stock on a 1:1 basis.

Investor(1)		Aggregate	Basis of Relationship
	Shares of	Consideration
	Class A	Paid for Class A
	Common Stock	Common Stock
	#	$
Aaron N. D. Weaver	11,572	$550,000	Director (originally appointed
			by Apeiron)(2)
Apeiron Investment Group Ltd.	173,355	$313,429	5% or greater stockholder
Bradley J. Wickens	1,177,375	$1,550,000	5% or greater stockholder

(1)
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional details regarding these participants and their equity holdings.

(2)
Apeiron relinquished its board designation rights prior to the completion of our initial public offering. However, while he will cease to be the board designee of Apeiron, Mr. Weaver continues to serve as a member of our board of directors.

The following table sets forth the aggregate number of shares of our Class B common stock acquired by certain of our directors, executive officers, and beneficial owners of more than 5% of our voting securities in the financing transactions described above and the aggregate consideration paid therefor. In February 2023, the Class B common stock converted into common stock on a 1:1 basis.

Investor(1)		Aggregate
Consideration
	Shares of	Paid for
	Class B Common	Class B Common
	Stock	Stock
	#	$	Basis of Relationship
Deepak M. Mulchandani	2,166	$32,500	Director and non-executive officer
Trent A. Ward	533	$8,613	Co-founder, Chief Executive Officer, director, and 5% or greater stockholder

(1)
Additional details regarding these participants and their equity holdings are provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Series A and Series A-2 Redeemable Convertible Preferred Stock Financings

From July 23, 2021 to December 23, 2021, and from March 10, 2022 to March 30, 2022, we issued and sold 86,703 and 755,606 shares of our Series A and Series A-2 redeemable convertible preferred stock at a weighted-average purchase price of at $490.50 and $47.67 per share, respectively, for aggregate gross proceeds of $42,529,715 and $36,020,056.72, respectively.

The following table sets forth the aggregate number of our Series A and Series A-2 redeemable convertible preferred stock acquired by certain of our directors, officers, and beneficial owners of more than 5% of our voting securities in the financing transactions described above and the aggregate consideration paid therefor. Each of the Series A and Series A-2 redeemable convertible preferred stock were automatically converted into Class A common stock on a 1:1 basis, respectively, which in turn converted into common stock on a 1:1 basis in February 2023.

		Aggregate		Aggregate
		Consideration		Consideration
	Shares of	Paid for	Shares of	Paid for
	Series A	Series A	Series A-2	Series A-2
	Redeemable	Redeemable	Redeemable	Redeemable
	Convertible	Convertible	Convertible	Convertible
	Preferred	Preferred	Preferred	Preferred
	Stock	Stock	Stock	Stock	Basis of
Investor(1)	#	$	#	$	Relationship
Entities affiliated with Apeiron	9,925	$4,868,418	203,976	$9,723,614	5% or greater
stockholder
block.one Investments 1	—	—	367,107	$17,499,999	5% or greater
stockholder
Bradley J. Wickens	—	—	21,029	$1,002,465	5% or greater
stockholder
Deepak M. Mulchandani	611	$300.000	—	—	Director and
non-executive
officer

(1)
Additional details regarding these participants and their equity holdings are provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Convertible Notes

From April 8, 2020 to March 9, 2022, we issued an aggregate $26,857,011 in principal amount of convertible notes, which have been converted into an aggregate of 172,600 shares of our Series Seed-9, Series A, Series A-1 and Series A-2 redeemable convertible preferred stock, taking into account the principal amount of the convertible notes and any accrued and unpaid interest.

The following table sets forth the aggregate principal amount of convertible notes acquired by our directors, officers, and beneficial owners of more than 5% of our voting securities in the financing transactions described above and the amount of shares that were issued thereunder upon conversion. Each of the Series Seed-9, Series A, Series A-1, and Series A-2 Series A and Series A-2 redeemable convertible preferred stock were automatically converted into Class A common stock on a 1:1 basis, respectively, which in turn converted into common stock on a 1:1 basis in February 2023.

Investor(1)			Number of	Number of	Basis of Relationship
			Shares of	Shares of
			Series A	Series A-2
	Aggregate		Redeemable	Redeemable
	Principal	Accrued	Convertible	Convertible
	Amount of	Interest of	Preferred Stock	Preferred Stock
	Convertible	Convertible	Issuable Upon	Issuable Upon
	Note	Note	Conversion	Conversion
	$	$	#	#
Apeiron Investment Group Ltd.	$4,700,000	$23,613	—	99,089	5% or greater
stockholder
Bradley J. Wickens	$1,002,465	—	—	21,029	5% or greater
stockholder
Deepak M. Mulchandani	$181,818	—	370	—	Director and non-
executive officer

(1)
Additional details regarding these participants and their equity holdings are provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

From November 13, 2022 to November 29, 2022, we issued an aggregate of $4.4 million in principal amount of convertible notes, which were converted into an aggregate of 567,908 shares of our common stock based on the aggregate principal amount outstanding under such convertible notes as of December 31, 2022 (at the initial public offering price of $8.00 per share).

The following table sets forth the aggregate principal amount of convertible notes acquired by our directors, officers, and beneficial owners of more than 5% of our voting securities in the financing transactions described above, and the amount of shares issuable thereunder upon conversion based on the aggregate amount outstanding under such convertible notes as of December 31, 2022 (at the initial public offering price of $8.00 per share).

	Aggregate	Number of
	Principal	Shares of
	Amount of	Common Stock
	Convertible	Issuable Upon
	Note	Conversion
Investor(1)	$	#	Basis of Relationship
Entities affiliated with Apeiron	$1,150,952	147,790	5% or greater stockholder
block.one Investments 1	$1,146,276	147,289	5% or greater stockholder
Bradley J. Wickens	$327,700	42,006	5% or greater stockholder

(1)
Additional details regarding these participants and their equity holdings are provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

In December 2022, all of our outstanding shares of redeemable convertible preferred stock were converted into shares of Class A common stock on a 1:1 basis in connection with an equity financing transaction, which included a 1-for-150 a reverse stock split and included a capital raise in the form of a rights offering as described further below. The rights offering transaction was completed in February 2023.

Warrants

From July 23, 2021 to August 25, 2021, we issued warrants to purchase an aggregate of 125,982 shares of our Class A common stock, with an exercise price of $0.01 per share. On July 23, 2021, we issued warrants to purchase an aggregate of 6,632 shares of our Class B common stock, with an exercise price of $0.01 per share.

The following table sets forth the aggregate number of shares of our common stock underlying the warrants acquired by our directors, officers, and beneficial owners of more than 5% of our voting securities in the financing transaction described above and the aggregate proceeds to us upon exercise at the exercise price of $0.01 per share.

Investor(1)	Shares	Shares	Aggregate	Basis of Relationship
	Underlying	Underlying	Proceeds
	Class A	Class B	Upon
	Warrants	Warrants	Exercise
	#	#	$
Apeiron Investment Group Ltd.	11,520	—	$172	5% or greater stockholder
Deepak M. Mulchandani	1,204	—	$18	Director and non-executive officer
Trent A. Ward	—	266	$40	Co-founder, Chief Executive
				Officer, director, and 5% or
				greater stockholder

(1)
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional details regarding these participants and their equity holdings.

From November 13, 2022 to November 29, 2022, we issued warrants exercisable for up to 92,296 shares of our common stock at an exercise price of $0.01 per share, which were automatically deemed net exercised for 92,122 shares of our common stock upon the completion of our initial public offering (at the initial public offering price of $8.00 per share).

The following table sets forth the aggregate number of shares of our common stock underlying the warrants acquired by our directors, officers, and beneficial owners of more than 5% of our voting securities in the financing transactions described above and the aggregate proceeds to us if such warrants were exercised at the exercise price of $0.01 per share.

	Shares	Aggregate
	Underlying	Proceeds Upon
Investor(1)	Warrants	Exercise	Basis of Relationship
	#	$
Entities affiliated with Apeiron	24,143	362.17	5% or greater stockholder
block.one Investments 1	24,046	360.69	5% or greater stockholder
Bradley J. Wickens	6,874	103.12	5% or greater stockholder

(1)
Additional details regarding these participants and their equity holdings are provided in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We completed an equity financing transaction involving: (a) the automatic conversion of all of our outstanding shares of redeemable convertible preferred stock into shares of Class A common stock on a 1:1 basis, which was effected in December 2022 as described above; (b) a 1-for-150 reverse stock split effected on December 30, 2022; and (c) a rights offering completed in February 2023. The rights offering involved the sale of Class A common stock to all existing accredited investors as of December 19, 2022 at a price equal to approximately $0.51 per share (which per share amount was adjusted to reflect the 1-for-150 reverse stock split effected on December 30, 2022). Each accredited investor received the right to elect to purchase shares of Class A common stock in the rights offering up to their respective pro rata amount, which was equal to the product of (x) $5,000,000, multiplied by (y) the quotient obtained by dividing (a) the number of shares of our capital stock held by the accredited investor as of December 19, 2022 including any common stock issuable on the exercise of warrants or options held by such accredited investor as of December 19, 2022, by (b) our fully-diluted capitalization as of December 19, 2022. The rights offering was closed on January 31, 2023. In connection with the rights offering, we issued a total of 9,749,439 shares of Class A common stock, of which 1,072,438 was issued in December 2022, and 8,677,001 was issued in January and February 2023. The following table sets forth the aggregate number of our Class A common stock acquired by certain of our directors, officers, and beneficial owners of more than 5% of our voting securities in the financing transactions described above and the aggregate consideration paid therefor. In February 2023, the Class B common stock converted into common stock on a 1:1 basis.

Aggregate
Consideration
	Shares of	for
Investor(1)	Class A	Class A	Basis of Relationship
	Common	Common
	Stock #	Stock $
Entities affiliated with Apeiron	2,218,374	$1,137,693	5% or greater stockholder

block.one Investments 1	2,650,884	$1,359,505	5% or greater stockholder
Bradley J. Wickens	1,423,596	$730,090	5% or greater stockholder

(1)
See “Security Ownership of Certain Beneficial Owners and Management” for additional details regarding these participants and their equity holdings.

Investors’ Rights Agreement

In connection with the sale of redeemable convertible preferred stock described above, we entered into an investors’ rights agreement with the holders of our common stock and preferred stock, including each of the persons and entities listed in the tables above titled “Class A Common Stock and Class B Common Stock” and “Redeemable Convertible Series A and Series A-2 Preferred Stock Financings.” The investor rights agreement, among other things, grants our preferred stockholders and certain of our common stockholders specified registration rights with respect to shares of our common stock, including shares of our common stock issued or issuable upon conversion of the shares of redeemable convertible preferred stock held by them. For more information regarding the registration rights provided in the investor rights agreement, see “Description of Capital Stock – Registration Rights.”

Offer Letter

We have entered into an offer letter with our Chief Executive Officer, Trent A. Ward. Mr. Ward is also a director and a 5% or greater stockholder. See “Executive Compensation – Narrative to Summary Compensation Table – Offer Letter with Our Named Executive Officer.”

Other Agreements with Related Parties

Shareholder Loan

We have been partially funded to date by two secured promissory notes issued to Trent A. Ward, our Chief Executive Officer, a director, and a beneficial owner of more than 5% of our voting securities. One of the promissory notes had a principal amount of $82,500, an issuance date of August 28, 2019, a late payment fee of 15.0%, a maturity date of February 28, 2022 and was interest-free. We subsequently received a waiver for all defaults and associated remedies under this promissory note. The other promissory note had a principal amount of $353,672, an issuance date of September 30, 2020, a maturity date of June 30, 2021, and was interest-free and settled before June 30, 2021. As of December 31, 2022, and December 31, 2023, the aggregate amount outstanding under these promissory notes was in each case $78,501 and $0, respectively. The largest amount outstanding under these promissory notes was $436,172.

Apeiron Advisory Services

We paid an aggregate of $0.9 million to Apeiron Advisory Ltd. (“Apeiron Advisory”), an affiliate of Apeiron, which is a beneficial owner of more than 5% of our common stock, for various advisory services related to our business. This arrangement has been terminated and we are no longer receiving any advisory services from Apeiron Advisory. Aaron N. D. Weaver, one of our directors, was appointed to our board of directors by Apeiron pursuant to Apeiron’s board designation rights, which rights lapsed upon the completion of our initial public offering. Apeiron relinquished its board designation rights prior to the completion of our initial public offering. However, while he ceased to be the board designee of Apeiron, Mr. Weaver continues to serve as a member of our board of directors.

Indemnification Agreements

We have also entered into customary indemnification agreements with our directors, executive officers, and certain other employees under which we have agreed to indemnify each such person and hold them harmless against expenses, judgments, penalties, fines and amounts payable under settlement agreements in connection with any threatened, pending or completed action, suit or proceeding to which they have been made a party or in which they became involved by reason of the fact that they are, or were, our director or officer or employee. Except with respect to expenses to be reimbursed by us in the event that the indemnified person has been successful on the merits or otherwise in defense of the action, suit or proceeding, our obligations under the indemnification agreements are subject to certain customary restrictions and exceptions. The indemnification agreements are governed under Delaware law.

Policies and Procedures for Related Party Transactions

Our board of directors approved a policy, effective immediately prior to the completion of our initial public offering, that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our voting securities (including our common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons (collectively, “related persons”) are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Transactions involving compensation for services provided to us as an employee, consultant, or director are not considered related person transactions under this policy. Any request for us to enter into a transaction with any related person in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years (to extent we are deemed a smaller reporting company), and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors, and certain significant stockholders. In considering related person transactions, our audit committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:

•
the risks, costs, and benefits to us;

•
the extent of the related person’s interest in the transaction;

•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•
the terms of the transaction;

•
the availability of other sources for comparable services or products; and

•
the terms available whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

We did not have a formal review and approval policy for related party transactions at the time of any of the transactions described above. However, all of the transactions described above were entered into after presentation, consideration and approval by our board of directors.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the aggregate fees for professional services provided by Deloitte for the years ended December 31, 2023 and 2022.

	December 31,	December 31,
(in thousands)	2023	2022
Audit Fees	$ 972,000	$ 315,000
Other Audit-Related Fees	453,000	1,600,000
Total Fees	$1,425,000	$1,915,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, the audit of significant one time transactions, or other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2023 and 2022 were approximately $1.0 million and $0.3 million, respectively.

Other Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by Deloitte that are reasonably related to the performance of the audit or review of the registrant’s financial statements in connection with the Company's initial public offering and other registration statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2023 and 2022 were approximately $0.5 million and $1.6 million, respectively.

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of the Original Form 10-K.

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

4.4	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
4.5	Convertible Note (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.6 to the registrant’s Registration Statement on Form S-1 (File No. 333-276217).
4.7	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).
4.8	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 7, 2024).
4.9	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 26, 2024).
4.10	Description of Securities (incorporated by reference from Exhibit 4.10 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
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

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
21.1

Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023.

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference from Exhibit 23.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(incorporated by reference from Exhibit 31.2 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).

97.1	Interactive Strength Inc. Clawback Policy (incorporated by reference from Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE STRENGTH INC.

Date: April 25, 2024	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2024	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial and Accounting Officer)