Form 10-Q
period 2024-03-31
Interactive Strength, Inc.
filed 2024-05-20
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Registrant’s telephone number, including area code: (512) 885-0035

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 16, 2024, the registrant had 19,855,863 shares of common stock, $0.0001 par value per share, outstanding.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances	177	1
Inventories, net	6,074	2,607
Vendor deposits	1,830	1,815
Prepaid expenses and other current assets	798	933
Total current assets	8,879	5,356
Property and equipment, net	392	444
Right-of-use-assets	641	283
Intangible assets, net	8,488	2,254
Long-term inventories, net	2,897	2,908
Vendor deposits long term	310	309
Goodwill	13,231	—
Other assets	4,726	5,248
Total Assets	$39,564	$16,802
Liabilities, preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$13,251	$10,562
Accrued expenses and other current liabilities	5,647	906
Operating lease liability, current portion	322	54
Deferred revenue	192	77
Loan payable	14,745	5,806
Senior secured notes	—	3,096
Income tax payable	7	7
Embedded derivatives	68	122
Convertible note payable	4,301	904
Total current liabilities	38,533	21,534
Operating lease liability, net of current portion	348	229
Warrant liabilities	937	591
Total liabilities	$39,818	$22,354
Commitments and contingencies (Note 13)
Series B preferred stock, par value $0.0001; 1,500,000 and 0 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 1,500,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	2,688	—
Stockholders' deficit
Series A preferred stock, par value $0.0001; 5,000,000 and 0 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 4,930,895 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1	—
Series A Preferred Stock subscription receivable, 1,500,000 shares	(3,000)	—
Common stock, par value $0.0001; 900,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 19,433,801 and 14,192,083 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	7	7
Additional paid-in capital	178,216	161,252
Accumulated other comprehensive income	139	100
Accumulated deficit	(178,305)	(166,911)
Total stockholders' deficit	(2,942)	(5,552)
Total liabilities, preferred stock and stockholders' deficit	$39,564	$16,802

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Fitness product revenue	$53	$72
Membership revenue	155	24
Training revenue	155	61
Total revenue	363	157
Cost of revenue:
Cost of fitness product revenue	(379)	(743)
Cost of membership	(1,019)	(962)
Cost of training	(165)	(103)
Total cost of revenue	(1,563)	(1,808)
Gross loss	(1,200)	(1,651)
Operating expenses:
Research and development	2,023	3,113
Sales and marketing	256	600
General and administrative	5,962	15,847
Total operating expenses	8,241	19,560
Loss from operations	(9,441)	(21,211)
Other income (expense), net:
Other (expense) income, net	(370)	117
Interest (expense) income	(2,000)	208
Gain upon debt forgiveness	—	2,595
Loss upon extinguishment of debt and accounts payable	(1,066)	—
Change in fair value of convertible notes	(316)	(80)
Change in fair value of warrants	1,799	2,410
Total other income (expense), net	(1,953)	5,250
Loss before provision for income taxes	(11,394)	(15,961)
Income tax expense	—	—
Net loss attributable to common stockholders	$(11,394)	$(15,961)
Net loss per share - basic and diluted	$(0.67)	$(2.09)
Weighted average common stock outstanding—basic and diluted	16,994,445	7,653,940

	Three Months Ended March 31,
	2024	2023
Net loss	$(11,394)	$(15,961)
Other comprehensive loss:
Foreign currency translation gain (loss)	39	(115)
Total comprehensive loss	$(11,355)	$(16,076)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Common Stock		Class A Common Stock		Class B Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	—	$—	—	$—	2,416,698	4	34,224	$—	—	112,436	365	(115,538)	(2,733)
Issuance of Common stock	—	—	—	—	8,676,924	3	—	—	—	—	—	4,449	—	—	4,452
Issuance of Common stock upon conversion of Class A Common Stock	—	—	—	—	2,416,698	4	(2,416,698)	(4)	—	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	646,433	—	—	14	—	—	14
Issuance of Common stock upon conversion of Class B Common Stock	—	—	—	—	680,657	—	—	—	(680,657)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	15,057	—	—	15,057
Net exercise of options	—	—	—	—	—	—	—	—	—	—	—	323	—	—	323
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,961)	(15,961)
Balances at March 31, 2023	—	$—	—	$—	11,774,279	$7	—	$—	—	$—	$—	$132,279	$250	$(131,499)	$1,037

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Common Stock		Class A Common Stock		Class B Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	—	—	14,192,083	7	—	—	—	—	—	161,252	100	(166,911)	(5,552)
Issuance of preferred stock Series A upon conversion of debt	—	—	3,430,895	1	—	—	—	—	—	—	—	10,082	—	—	10,082
Subscription receivable for issuance of Series A preferred stock	—	—	1,500,000	—	—	—	—	—	—	—	(3,000)	—	—	—	(3,000)
Issuance of preferred stock series B upon acquisition of CLMBR, Inc.	1,500,000	2,688	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of CLMBR, Inc.	—	—	—	—	1,428,922	0	—	—	—	—	—	1,014	—	—	1,014
Issuance of Common stock upon waiver to enter into Note Agreement	—	—	—	—	250,000	0	—	—	—	—	—	177	—	—	177
Issuance of shares upon issuance of convertible notes	—	—	—	—	750,000	0	—	—	—	—	—	547	—	—	547
Issuance of Common stock from equity line of credit	—	—	—	—	1,311,081	0	—	—	—	—	—	692	—	—	692
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	1,485,943	0	—	—	—	—	—	866	—	—	866
Issuance of Common stock upon exercise of stock options	—	—	—	—	15,772	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	3,586	—	—	3,586
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss			—	—	—	—	—	—	—	—	—	—	—	(11,394)	(11,394)
Balances at March 31, 2024	1,500,000	$2,688	4,930,895	$1	19,433,801	$7	—	$—	—	$—	$(3,000)	$178,216	$139	$(178,305)	$(2,942)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(11,394)	$(15,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	(49)	106
Depreciation	191	276
Amortization	1,697	1,323
Non-cash lease expense	54	27
Inventory valuation loss	—	73
Stock-based compensation	3,366	14,639
Loss on extinguishment of debt and accounts payable	1,066	—
Gain upon debt forgiveness	—	(2,595)
Interest expense (income)	671	(208)
Amortization of debt discount	1,329	—
Common stock issued to lender in connection with entering Equity Line of Credit Agreement	368	—
Change in fair value of convertible notes	316	80
Warrants issued to service providers and warrant issuance expense	345	—
Change in fair value of derivatives	(54)	—
Change in fair value of warrants	(1,799)	(2,410)
Changes in operating assets and liabilities
Accounts receivable	(42)	(11)
Inventories	(130)	(21)
Prepaid expenses and other current assets	198	150
Vendor deposits	46	116
Other assets	5	19
Accounts payable	123	257
Accrued expenses and other current liabilities	936	(572)
Deferred revenue	(146)	6
Operating lease liabilities	(56)	(32)
Net cash used in operating activities	(2,959)	(4,738)
Cash Flows From Investing Activities:
Acquisition of business, cash paid, net of cash acquired	(1,447)	—
Acquisition of software and content	(263)	(416)
Net cash used in investing activities	(1,710)	(416)
Cash Flows From Financing Activities:
Payments of related party loans	(240)	(96)
Proceeds from senior secured notes	—	2,000
Redemption on convertible notes	(90)	—
Payment of loans	(135)	—
Proceeds from issuance of convertible notes, net of issuance costs	4,756	—
Proceeds from the issuance of common stock A	—	4,247
Proceeds from the exercise of common stock options	—	30
Proceeds from the issuance of common stock from equity line of credit	324	—
Net cash provided by financing activities	4,615	6,181
Effect of exchange rate on cash	54	(203)
Net Change In Cash and Cash Equivalents	-	824
Cash and restricted cash at beginning of year	-	226
Cash and restricted cash at end of year	$—	$1,050
Supplemental Disclosure Of Cash Flow Information:
Property & equipment in AP	18	18
Inventories in AP and accrued	650	1,078
Capitalized software and content in AP	—	18
Issuance of common stock and Series B Preferred Stock for the acquisition of business	3,702	—
Offering costs in AP and accrued	69	1,598
Issuance of Series A Preferred Stock through conversion of debt	10,082	—
Subscription receivable for issuance of Series A Preferred Stock for modification of loan	3,000	—
Conversion of convertible notes into common stock	866	—
Decrease in right-of-use asset and operating lease liabilities due to lease termination	—	61
Issuance of Common Stock from convertible notes	547	—
Issuance of Common Stock from Rights Offering	—	202
Net exercise of options	—	313
Stock-based compensation capitalized in software	220	—

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Presentation

Description and Organization

Interactive Strength Inc. is the parent company of two leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR and FORME. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR and FORME offer unique fitness solutions for both the commercial and at-home markets. Our Members are defined as any individual who has a Forme or CLMBR account through a paid connected fitness membership.

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

Acquisition of CLMBR, Inc.

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $15.9 million, consisting of (i) cash of $30,000, (ii) shares of the Company’s common stock with a fair value of $1.0 million, 1,428,922 shares, (iii) shares of the Company’s non-voting Series B preferred stock with a fair value of $2.7 million, 1,500,000 shares, (iv) contingent consideration with a fair value of $1.3 million, and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

The Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. See Note 21 that outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of February 2, 2024.

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

Liquidity and Capital Resources

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, management evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements were issued.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the three months ended March 31, 2024, the Company incurred a net operating loss of $9.4 million and used net cash in its operations of $2.9 million. As of March 31, 2024, the Company had an accumulated deficit of $178.3 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $0 million of cash or cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
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
•
As of March 31, 2024, the Company had total outstanding debt of approximately $19.1 million, all of which was classified as current in the accompanying condensed consolidated balance sheet. Approximately $4.9 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 20. Several of these loans matured prior to March 31, 2024, but their repayment has been temporarily waived, and the remaining loans are scheduled to mature over the next 12 months beyond the issuance date. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender. On April 24, 2024, the Company entered into a Loan Modification agreement reducing the outstanding debt and increasing stockholders deficit by $3.0 million and extending the maturity date to December 31, 2024. Accordingly, as of the issuance date, the Company’s total outstanding debt was approximately $16.1 million, including accrued, but unpaid interest and penalties on delayed interest payments, all of which is currently due or scheduled to mature over the next 12 twelve months beyond the issuance date. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated annual financial statements for the years ended December 31, 2023 and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statement of convertible preferred stock and stockholders' equity (deficit) as of March 31, 2024 and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, fair value measurements, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, stock-based compensation expense, warrant liabilities, accrual of acquisition earn-outs, estimated legal accruals, valuation of deferred taxes, valuation of embedded derivatives, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the condensed consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of March 31, 2024 and 2023, substantially all of the Company’s long-lived assets are held in the United States.

Cash

Cash consists of cash on deposit in banks.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company incurred offering costs amounting to $4.6 million through the IPO and subsequently classified the costs to additional paid in capital in 2023.

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

Inventories, net

Inventories, which are comprised of finished goods, are stated at the lower of cost or net realizable value, with cost determined using actual costs. The Company maintains inventory in a third-party warehouse. Reserves are established to reduce the cost of inventories to their estimated net realizable value and are reflected in cost of revenues in the condensed consolidated statement of operations. The Company assessed the obsolescence reserve by evaluating factors such as inventory levels, historical sales, and the remaining life of its products. Inventory losses are written-off against the reserve. Inventory not expected to be sold in the next twelve months is classified as long-term in the accompanying condensed consolidated balance sheets.

Vendor Deposits

Vendor deposits represent prepayments made to the third-party manufacturers of the Company’s inventory. In general, the Company’s manufacturers require that the Company pay a portion of the costs for a manufacturing purchase order in advance, with the remaining cost being invoiced upon delivery of the products. Prior to receipt of the goods, any costs associated with the prepayments made by the Company are reflected as vendor deposits on the Company’s condensed consolidated balance sheet.

Capitalized Studio Content

Capitalized Studio content costs include certain expenditures to develop video and live content for the Company’s customers. The Company capitalizes production costs for recorded content in accordance with ASC 926-20, Entertainment-Films - Other Assets - Film Costs. The Company recognizes capitalized content, net of accumulated amortization, within other non-current assets in the condensed consolidated balance sheets and recognizes the related amortization expense as a component of cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Costs which qualify for capitalization include production costs, development costs, direct costs, labor costs, and production overhead. Expenditures for capitalized content are included within operating activities in the condensed consolidated statements of cash flows. Based on certain factors, including historical and estimated user viewing patterns, the Company amortizes individual titles within the Studio content library on a straight-line basis over a three-year useful life. The Company reviews factors impacting the amortization of the capitalized Studio content on an ongoing basis. Estimates related to these factors require considerable management judgment.

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

The Company’s business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, the Company has recognized one impairment with regards to the carrying value of its content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $1.8 million and $2.4 million as of March 31, 2024 and December 31, 2023, respectively.

Capitalized Software Costs

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life is three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the quarter ended March 31, 2024.

During the three months ended March 31, 2024 and year ended December 31, 2023, the Company capitalized $0.0 million and $0.4 million, respectively, under ASC 350 included in intangible assets.

During the three months ended March 31, 2024 and year ended December 31, 2023, the Company capitalized $0.5 million and $1.9 million, respectively, under ASC 985 included in other assets.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Capitalized software and internal-use software	3 years

Music Royalty Fees

The Company recognizes music royalty fees as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of such royalties is primarily driven by the number of paid subscribers each month and it is classified as cost of membership and training within the Company’s statement of operations. The Company’s license agreements with music rights holders generally include provisions for advance royalties as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the agreement. As of March 31, 2024 and December 31, 2023 there were no music guarantee-related prepaids, respectively.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts payable, accrued expenses, convertible notes, and warrants. The carrying amounts of current financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, contingent consideration, approximate their fair values due to the short-term nature of these instruments.

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

Bridge Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for our November 2023 Bridge Notes. In accordance with ASC Topic 825, we record these bridge notes at fair value with changes in fair value recorded as a component of other (expense) income, net in the condensed consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the bridge notes were expensed as incurred and were not deferred. In addition, the bridge notes meet other applicable criteria for electing fair value option under ASC Topic 825. The November 2023 Bridge Notes were converted to Series A Preferred Stock in February 2024 and March 2024. As of March 31, 2024 and December 31, 2023, there were $0.0 million and $1.7 million, respectively of notes outstanding measured at fair value related to the November 2023 Bridge Notes.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, the Company has elected the fair value option to account for its November 2022 convertible notes. In accordance with ASC Topic 825, the Company records these convertible notes at fair value with changes in fair value recorded as a component of other (expense) income, net in the condensed consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. In addition, the convertible notes meet other applicable criteria for electing fair value option under ASC Topic 825.

In May 2023, upon closing of the Company's IPO, the convertible notes were converted into an aggregate of 565,144 shares of common stock.

In connection with the Company’s issuance of the December 2023 Convertible Notes (the “December 2023 Notes”), the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheet as convertible note payable and the embedded derivatives, respectively. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in other expense (income). See Note 10 for further details.

The Company issued Convertible Notes in February 2024 (the “February 2024 Notes”). The convertible debt is presented in on the condensed consolidated balance sheet as convertible note payable. The convertible debt is carried at amortized cost. See Note 10 for further details.

Warrants

The Company account for common stock warrants as either equity-classified instruments or liability-classified instruments based on an assessment of the warrant terms. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to our Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding. The warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the condensed consolidated statements of operations and comprehensive loss.

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

Advertising Costs

Advertising and other promotional costs to market the Company’s products are expensed as incurred. Advertising expenses were $0.02 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and are included within sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Stock-based compensation expense is classified in the accompanying condensed consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiaries, Interactive Strength UK and Interactive Strength Taiwan, is the United States dollar. All foreign currency transaction gains and losses are recognized in the condensed consolidated statements of operations and comprehensive loss through other income (expense). The Company recognized material currency transaction gains or losses during the three months ended March 31, 2024 and 2023.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2024 and 2023, comprehensive loss included $0.04 million of foreign currency transaction gains and $0.1 million of foreign currency transaction loses, respectively.

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

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options, employee stock purchase plan (“ESPP”) shares to be issued, and vesting of restricted stock awards.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles —Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 6—Goodwill and Intangible Assets.

The Company estimates the fair value of intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. For the periods presented, the Company did not recognize any impairment of intangible assets with indefinite lives as the estimated fair value of its intangible assets with indefinite lives exceeded the book value of these reporting units.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three months ended March 31, 2024 and 2023, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of developed technology, customer related intangibles, trademark and tradenames, and content that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from 3 years to 13 years.

Business Combinations

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. ASC 805 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date with changes in the fair value recorded through earnings.

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

ASU 2023-07d

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

Amounts paid for membership fees are included within deferred revenue on the Company’s condensed consolidated balance sheets and recognized ratably over the membership term. The Company records payment processing fees for its monthly membership charges within cost of membership in the Company’s condensed consolidated statements of operations and comprehensive loss.

Training

The Company’s training services are personal training services delivered through the Connected Fitness Products, third-party mobile devices and in-studio classes. Training revenue is recognized at the time the services are delivered.

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

4.
Inventories, net

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Finished products	$6,074	$2,607
Finished products - Long Term	2,319	2,376
Raw materials - Long Term	578	532
Total inventories, net	$8,971	$5,515

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in our Taiwan facility that will be shipped to our manufacturing partners.

Total inventory of $3.5 million was acquired in the Acquisition and recorded at fair value on the acquisition date. Refer to Note 21 Acquisitions for more information.

5.
Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Pre-production tooling	$3,094	$3,094
Machinery and equipment	191	125
Leasehold improvements	186	113
Furniture and fixtures	25	25
Software and technology development asset	13	13
Total	3,509	3,370
Less: Accumulated depreciation	(3,117)	(2,926)
Total property and equipment, net	$392	$444

Depreciation expense amounted to $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

6.
Goodwill and Intangible Assets, net

Identifiable intangible assets, net consist of the following:

	As of March 31,			As of December 31,
	2024			2023
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-Use Software	$6,248	$(4,515)	$1,733	$6,248	$(3,994)	$2,254
Developed Technology	1,500	(41)	1,459	—	—	—
Customer related	4,400	(78)	4,322	—	—	—
Trademark and trade name	800	(15)	785	—	—	—
Content	200	(11)	189	—	—	—
Total identifiable intangible assets	$13,148	$(4,660)	$8,488	$6,248	$(3,994)	$2,254

Amortization expense amounted to $0.7 million and $0.5 million for each of the three months ended March 31, 2024 and 2023, respectively. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

As of March 31, 2024, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2024 (remaining)	1,785
2025	1,389
2026	815
2027	648
2028	582
Thereafter	3,269
Total	$8,488

Total goodwill of $13.2 million and intangible assets of $6.9 million were acquired in the Acquisition and were recorded at fair value on the acquisition date. Refer to Note 21 Acquisitions for more information.

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Security deposit	96	66
Prepaid licenses	7	20
Research and development tax credit	516	516
Other receivables	20	20
Insurance	99	246
Other prepaid	60	65
Total prepaid expenses and other current assets	$798	$933

8.
Other Assets, net

Other assets consisted of the following:

	As of March 31,			As of December 31,
	2024			2023
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,589	$(4,753)	$1,836	$6,589	$(4,237)	$2,352
Capitalized software	$6,362	$(3,472)	$2,890	$5,879	$(2,983)	$2,896
Total other assets	$12,951	$(8,225)	$4,726	$12,468	$(7,220)	$5,248

Amortization expense amounted to $1.0 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

9.
Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued bonus	$330	$25
Accrued payroll	124	26
Accrued PTO	21	21
Accrued legal settlement	2,250	—
Accrued earn out	1,300	—
Accrued royalties	211	208
Accrued professional fees	729	235
Customer deposits	375	46
Other accrued expenses and current liabilities	307	345
Total accrued expenses and other current liabilities	$5,647	$906

Accrued legal settlement of $2.25 million represents a pending lawsuit which was an assumed liability as part of the acquisition and is further discussed in Note 14 Commitments and Contingencies. Accrued earn out of $1.3 million represents a contingent payment in the form of shares of Common Stock calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price ("VWAP") for the Company’s Common Stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 22,665,681 Earn-Out Shares. The accrued legal settlement and contingent payment are a result of the Acquisition and are preliminary and subject to change.

10.
Debt

Debt consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Principal stockholder promissory notes	$4,975	$5,085
Other related party promissory notes	—	721
Term Loan	9,770	—
Total Loan Payable	14,745	5,806
June 2023 notes	—	1,379
November bridge notes	—	$1,717
Total Senior secured notes	$—	$3,096
Embedded derivatives	$68	$122
December 2023 convertible note	251	904
Other related party convertible notes	174	—
Other convertible notes	706	—
February 2024 convertible note	3,170	—
Total Convertible note payable	$4,301	$904
Total debt current	$19,114	$9,928

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company. See Note 20. Related Party Transactions.

Other Related Party Promissory Notes

During 2019, 2020, 2021, and 2022, the Company entered into promissory notes with other related parties. See Note 20. Related Party Transactions.

Term Loan

On February 1, 2024, the Company, entered into a Credit Agreement (the "Term Loan") with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of approximately $8 million. The term loan bears interest at Daily Simple SOFR-Based Rate and the Company shall pay a guarantee fee of $2.3 million due on the maturity date. The guarantee fee was treated as a debt discount and accreted through interest expense through maturity date. The maturity date of the Note was originally June 28, 2024. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender. On April 24, 2024, the Company entered into a Loan Modification agreement reducing the outstanding debt and increasing stockholders deficit by $3.0 million and extending the maturity date to December 31, 2024.

The carrying value of the Term Loan is as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Principal and interest	$8,021	$—
Guarantee fees	2,348	—
Unamortized debt discount	(599)	—
Aggregate carrying value	$9,770	$—

Interest expense recognized on the Term Loan is as follows:

	March 31,	March 31,
(in thousands)	2024	2023
Contractual interest expense	$58	$—
Amortization of debt discount	339	—
Total	$397	$—

Convertible Notes

Other Related Party Convertible Notes

On February 18, 2020, a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $2.00 per share. The total outstanding balance at March 31, 2024 including accrued interest is $0.2 million and is included in convertible note payable on the condensed consolidated balance sheet.

Other Convertible Notes

In connection with the acquisition of CLMBR, Inc., the Company assumed three promissory notes for a total of $1.9 million in principal and accrued interest.

In August 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount of approximately $0.5 million, due August 31, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 398,352 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock.

In October 2023, CLMBR, Inc issued in the aggregate principal amount of approximately $0.3 million, due October 15, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 258,929 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock of $0.6 million for the three months ended March 31, 2024.

In November 2023, CLMBR, Inc issued promissory notes in the aggregate principal amount of approximately $0.7 million, due January 31, 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. The note was assumed by the Company in February 2024 in connection with the acquisition of CLMBR, Inc. The note was amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.80 per share. Total outstanding principal balance including accrued interest as of March 31, 2024 was $0.7 million.

The change in the balance of the Promissory notes as converted to convertible notes is as follows:

	August 2023	October 2023	November 2023
(in thousands)	Promissory Notes	Promissory Notes	Promissory Notes	Total
Carrying value at December 31, 2023	$—	$—	$—	$—
Promissory notes assumed in connection with acquisition of CLMBR, Inc.	725	471	691	1,887
Loss on extinguishment of debt	239	155	—	394
Interest Expense	—	—	15	15
Conversion to Series A Preferred Stock	(964)	(626)	—	(1,590)
Carrying value at March 31, 2024	$—	$—	$706	$706

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

The Company recognized losses equal to $0.1 million for the three months ended March 31, 2023 related to changes in fair value for the November 2022 Convertible Notes.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 565,144 shares of common stock.

Senior Secured Notes

Bridge Secured Notes

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

June 2023 Notes

In June 2023, the Company entered into a note purchase agreement (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 at their sole discretion. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The June 2023 Notes will mature on June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. Additional senior secured notes may become available at the sole discretion of the Lender. As of September 30, 2023, the Company defaulted on the payment of interest due on the June 2023 Notes. On November 3, 2023, the Lender waived their rights to seek remedies resulting from an event of default. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 769,567 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.5 million on the extinguishment of debt upon conversion to Series A Preferred Stock.

November Bridge Notes

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

The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, a portion of the convertible note was converted into 219,780 shares of Series A Preferred Stock. In March the note was amended at a conversion price of $1.50. In March 2024, the remaining portion of the convertible note was converted into 538,039 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.3 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock.

The carrying value of the Senior Secured Notes is as follows:

	March 31,	December 31,
(in thousands)	2024	2023
June 2023	$—	$1,379
November 2023	—	1,717
Aggregate carrying value	$—	$3,096

The change in the balance of the Senior Secured Notes is as follows:

	November 10, 2023	June 6, 2023
(in thousands)	Bridge Notes	Notes	Total
Carrying value at December 31, 2023	$1,717	$1,379	$3,096
Loss on extinguishment of debt	275	462	737
Change in estimated fair value of convertible notes	316	-	316
Interest Expense	—	21	21
Conversion to Series A Preferred Stock	(2,308)	(1,862)	(4,170)
Carrying value at March 31, 2024	$-	$-	$-

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

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in other expense (income).

Total conversions for the three months ended March 31, 2024 was $0.9 million for a total of 1,485,943 shares of common stock.

The Company recognized gains equal to $0.1 million for the three months ended March 31, 2024 related to changes in fair value of the embedded derivative for the December 2023 Note.

The carrying value of the December 2023 Note is as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Principal and interest	$1,251	$2,169
Unamortized debt discount	(589)	(801)
Unamortized issuance costs	(410)	(464)
Embedded derivative liability	68	122
Aggregate carrying value	$320	$1,026

Interest expense recognized on the December 2023 Note is as follows:

	March 31,	March 31,
(in thousands)	2024	2023
Contractual interest expense	$38	$—
Amortization of debt discount	211	—
Amortization of debt issuance costs	122	—
Total	$371	$—

February 2024 Convertible Notes

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "February 2024 Convertible Note") with Treadway Holdings LLC, a lender, in the aggregate principal amount of $6.0 million, which is convertible into shares of Common Stock. The Note accrues interest at a rate of 2.0% per month.

The maturity date of the February 2024 Convertible Note is December 15, 2024. Interest payments are guaranteed through the Maturity date regardless of whether the February 2024 Convertible Note is earlier converted or redeemed. The February 2024 Convertible Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to the quotient resulting by dividing the outstanding principal balance of the February 2024 Convertible Note to be converted by a conversion price of $2.00 per share. The February 2024 Convertible Note sets forth certain standard events of default upon the occurrence of which the Company is required to deliver written notice to the Treadway Holdings LLC within two (2) business days. At any time after the earlier of (a) Treadway Holdings LLC’s receipt of a notice of default and (b) Treadway Holdings LLC becoming aware of the event of default, the Treadway Holdings LLC may require the Company to redeem all or any portion of the February 2024 Convertible Note. Upon an event of default, the February 2024 Convertible Note shall bear interest at a rate of 4.0% per month.

Total principal payments for the three months ended March 31, 2024 was $0.1 million.

The carrying value of the February 2024 Convertible Note is as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Principal and interest	$6,051	$—
Unamortized debt discount	(1,912)	—
Unamortized issuance costs	(969)	—
Aggregate carrying value	$3,170	$—

Interest expense recognized on the February 2024 Convertible Note is as follows:

	March 31,	March 31,
(in thousands)	2024	2023
Contractual interest expense	$240	$—
Amortization of debt discount	436	—
Amortization of debt issuance costs	221	—
Total	$897	$—

11.
Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2023 to March 31, 2024:

	Common Stock Warrants December 7, 2023	Common Stock Warrants February 1, 2024	Common Stock Warrants Woodway	Total Common Stock Warrants
Outstanding as of December 31, 2023	924,480	—	—	924,480
Warrants issued	1,129,555	3,000,000	800,000	4,929,555
Warrants exercised	—	—	—	—
Outstanding as of March 31, 2024	2,054,035	3,000,000	800,000	5,854,035

November Bridge Warrants

In connection with the November Bridge Notes discussed further in Note 10, the Company entered into warrant agreement whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. The Company recognized gains equal to $0.1 million for the three months ended March 31, 2024 related to changes in fair value of the warrants.

December 7, 2023 Warrants

On December 7, 2023, the Company issued an aggregate 924,480 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $1.25 per share. The warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.2 million for the three months ended March 31, 2024, related to the change in fair value of the warrants issued in December 2023. The Company converted debt to Series A Preferred Stock on March 29, 2024 at the lowest price of $1.50 a share, implying an effective common share price of $0.5626 per share and pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 2,054,035 following the dilutive issuance whereas the exercise price was reduced to an amount equal to the new issuance price.

Treadway Warrants

On February 1, 2024, the Company issued an aggregate 3,000,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million Convertible Note with Treadway Holdings, LLC (the "February 2024 Note"). The Warrants are exercisable for 1,500,000 shares of Common Stock, at a price of $1.25 per share (“Warrant 1”) and $1.75 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $1.2 million for the three months ended March 31, 2024, related to the change in fair value of the warrants issued in February 2024.

Woodway Warrants

On February 20, 2024, the Company issued 800,000 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. Each warrant has a strike price of $1.25 per share. The warrant may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.3 million for the three months ended March 31, 2024, related to the change in fair value of the warrants issued in February 2024.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to March 31, 2023:

	Class A Common Stock Warrants	Class B Common Stock Warrants	Total Warrants
Outstanding as of December 31, 2022	92,296	5,753	98,049
Warrants issued	—	—	—
Warrants exercised	—	—	—
Outstanding as of March 31, 2023	92,296	5,753	98,049

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

There were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2024, and no assets measured at fair value on a recurring basis as of December 31, 2023. Liabilities measured at fair value on a recurring basis as of March 31,2024 December 31, 2023 were as follows:

	Fair value measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Embedded derivatives	$—	$—	$68	$68
Accrued earn out	—	—	1,300	1,300
Warrants	—	—	937	937
Total	$—	$—	$2,305	$2,305

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Embedded derivatives	$—	$—	$122	$122
Bridge Notes	—	—	1,717	1,717
Warrants	—	—	591	591
Total	$—	$—	$2,430	$2,430

During the three months ended March 31, 2024, there were no transfers between Level 1 and Level 2, nor into and out of Level 3.

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024:

Embedded Derivatives

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

The Company recognized gains equal to $0.05 million for the three months ended March 31, 2024 related to changes in fair value of the embedded derivative for the December 2023 Note recorded in the condensed consolidated statements of operations in other expense (income).

(in thousands)	Derivatives
Fair value at December 31, 2023	$122
Issuance of derivatives	—
Change in estimated fair value of financial instruments	(54)
Fair value at March 31, 2024	$68

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc. the Sellers shall be entitled to receive a contingent payment in the form of shares of the Company’s common stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 22,665,681 Earn-Out Shares. The fair value of the contingent payment was $1.3 million as of March 31, 2024.

November 2023 Bridge Notes

On November 10, 2023, the Company issued the November Bridge Notes. The fair value of the bridge notes were determined using a discounted cash flow analysis at a discount rate of 21.0%. The fair value of the bridge notes of $1.7 million was recorded as a current liability upon issuance.

The Company amended the Bridge notes into convertible notes in January 2024 and subsequently converted the notes into Preferred Stock Series A in February 2024 and March 2024. The Company recognized a loss equal to $0.3 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock.

November 10, 2023
(in thousands)	Bridge Notes
Fair value at December 31, 2023	$1,717
Loss on extinguishment of debt	275
Change in estimated fair value of convertible notes	316
Conversion to Series A Preferred Stock	(2,308)
Fair value at March 31, 2024	$—

Warrants

November 10, 2023 Warrants

On November 10, 2023, the Company issued warrants to two accredited investors to purchase shares of common stock of the Company. The fair value of the warrants was determined using the Monte Carlo Simulation, given the variable number of shares issuable upon exercise of the warrant. For the outstanding warrants as of March 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) and risk free rate of 4.2%. The fair value of the warrants of $0.2 million was recorded as a long-term liability upon issuance. The Company recorded a change in fair value of warrants of $0.1 million for the three months ended March 31, 2024.

December 7, 2023 Warrants

On December 7, 2023, the Company issued warrants in connection with the issuance of the December 2023 Convertible Notes. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of March 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a risk free rate of 4.2%. The fair value of the warrants of $0.5 million was recorded as a long-term liability upon issuance. The Company recorded a change in fair value of warrants of $0.2 million for the three months ended March 31, 2024.

The Company converted debt to Series A Preferred Stock on March 29, 2024 at the lowest price of $1.50 a share, implying an effective common share price of $0.5626 per share and pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 2,054,035 following the dilutive issuance whereas the exercise price was reduced to an amount equal to the new issuance price.

Treadway Warrants

On February 1, 2024, the Company issued an aggregate 3,000,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million Convertible Note with Treadway Holdings, LLC (the "February 2024 Note"). The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a risk free rate of 4.2%. The fair value of the warrants of $1.8 million was recorded as a long-term liability upon issuance. The Company recorded a change in fair value of warrants of $1.2 million for the three months ended March 31, 2024.

Woodway Warrants

On February 20, 2024, the Company issued warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a risk free rate of 4.2%. The fair value of the warrants of $0.3 million was recorded as a long-term liability upon issuance. The Company recorded a change in fair value of warrants of $0.3 million for the three months ended March 31, 2024.

	November 10, 2023	December 7, 2023	Treadway	Woodway	Total
(in thousands)	Warrants	Warrants	Warrants	Warrants	Warrants
Fair value at December 31, 2023	$165	$426	$—	$—	$591
Issuance of warrants	—	—	1,800	345	2,145
Change in estimated fair value of financial instruments	(124)	(179)	(1,245)	(251)	(1,799)
Exercise of stock warrants	—	—	—	—	—
Fair value at March 31, 2024	$41	$247	$555	$94	$937

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023:

Convertible Notes

The Company entered into several convertible note arrangements with certain investors during 2022. The Company recorded the liability related to the convertible notes at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements. The Company recorded a change in fair value adjustment of $0.08 million for the three months ended March 31, 2023.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 565,144 shares of common stock.

(in thousands)	Convertible Notes
Fair value at December 31, 2022	$4,270
Issuance of convertible notes	—
Change in estimated fair value of financial instruments	80
Fair value at March 31, 2023	$4,350

Warrants

On November 13, 2022, the Company issued 92,296 common stock warrants in connection with the issuance of the November 2022 Convertible Notes. The Company recorded the liability related to the warrants at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements. The Company recorded a change in the fair value of warrants of $2.4 million for the three months ended March 31, 2023. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

November 13, 2022
(in thousands)	Warrants
Fair value at December 31, 2022	$3,004
Issuance of warrants	—
Change in estimated fair value of financial instruments	(2,410)
Fair value at March 31, 2023	$594

13.
Leases

Lease Obligations

The Company adopted ASC 842 on January 1, 2022, using the effective date transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date. As a result of the adoption of ASC 842, the Company recognized right-of-use assets and lease liabilities of $0.3 million and $0.3 million, respectively, as of January 1, 2022, effective date. There was no impact to opening retained earnings from the adoption of ASC 842.

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

Operating lease arrangements primarily consist of office and warehouse leases expiring at various years through 2028. The facility leases have original lease terms of two to seven years and contain options to extend the lease up to 5 years or terminate the lease. Options to extend are included in leased right-of-use assets and lease liabilities in the condensed consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2024, the weighted average discount rate for operating leases was 9.50% and the weighted average remaining lease term for operating leases was 2.7 years, respectively. As of December 31, 2023, the weighted average discount rate for operating leases was 9.49% and the weighted average remaining lease term for operating leases was 4.42 years, respectively. The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s condensed consolidated balance sheet and the related lease expense for these short-term leases was $0.01 million and $0.03 million for the three months ended March 31, 2024 and 2023, respectively. Operating lease cost was $0.08 million and $0.02 million for the three months ended March 31, 2024 and 2023, respectively. Total operating lease cost was $0.09 million and $0.05 million for the three months ended March 31, 2024 and 2023, respectively.

Right-of-use assets of $0.0 million and $0.0 million were obtained in exchange for lease liabilities during the three months ended March 31, 2024 and 2023, respectively.

Total right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million were acquired in the Acquisition and recorded at fair value on the acquisition date.

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2024 (remaining)	270
2025	282
2026	78
2027	78
2028	33
Thereafter	—
Total future minimum lease payments	742
Less: imputed interest	(72)
Present value of operating lease liability	$670

Less: current portion of lease liability	322
Non-current portion of lease liability	348
Present value of operating lease liability	$670

14.
Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5.0 million and 1% of cumulative net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of March 31, 2024.

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

15.
Stockholders’ Deficit

Common Stock

The Company’s authorized common stock consisted of 900,000,000 shares at $0.0001 par value, as of March 31, 2024 and December 31, 2023. The issued and outstanding common stock was 19,433,801 shares and 14,192,083 shares as of March 31, 2024 and December 31, 2023, respectively.

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

Preferred Stock

In January 2024, our board authorized the proposed issuance of shares of non-voting Series A and Series B convertible preferred stock. The Company's authorized preferred stock consists of 200,000,000 shares at $0.0001 par value as of March 31, 2024. The Series A Certificate designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. The remaining unissued shares of our authorized preferred stock are undesignated. On April 18, 2024 the Series A Certificate was amended increasing designated shares from 5,000,000 to 7,000,000.

The Series A convertible preferred stock is subject to certain rights, preferences, privileges, and obligations, including voluntary and mandatory conversion provisions, as well as beneficial ownership restrictions and share issuance caps, as described below and as set forth in the Series A Certificate. The Series A convertible preferred stock can be issued at any time and any subsequent mandatory or voluntary conversion into common stock shall be at a conversion price at least equal to or above the closing price per share of the Common Stock as reported on Nasdaq on the last trading day immediately preceding the date that the Series A Certificate was approved by our board of directors, subject to customary adjustments for stock splits and combinations.

The Series A convertible preferred stock includes the following:

•
Subject to certain restrictions specified in the Series A Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, (i) each share of Series A convertible preferred stock is convertible, at the option of the holder, at any time, provided that such conversion occurs at least 12 months following the Original Issuance Date (as defined in the Series A Certificate), into such whole number of fully paid and non-assessable shares of common stock as is determined by dividing the Original Issue Price (as defined in the Series A Certificate) by the Conversion Price (as defined in the Series A Certificate) in effect at the time of conversion, and (ii) upon the earliest Mandatory Conversion Time (as defined in the Series A Certificate) all outstanding shares of Series A convertible preferred stock shall automatically be converted into shares of common stock;
•
In no event shall any share of Series A convertible preferred stock convert into shares of common stock if the total number of shares of common stock issued would exceed 19.99% of the total number of our shares of common stock outstanding as of immediately prior to the adoption of the Series A Certificate;

•
Dividends accrue on each share of Series A convertible preferred stock at the rate per annum of 8% of the Original Issue Price of such share, plus the amount of previously accrued dividends, compounded annually, subject to certain restrictions and provisions as set forth in the Series A Certificate; and
•
The Series A convertible preferred stock does not have any voting rights, other than any vote required by law or our certificate of incorporation (which does not currently provide for any such voting rights).

The Series B convertible preferred stock includes the following:

•
Subject to certain conversion restrictions as specified in the Series B Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, subject to and upon the receipt of the approval of the stockholders of the Company, and provided that such conversion occurs at least 24 months following the Original Issuance Date (as defined in the Series B Certificate), each share of Series B Preferred Stock shall be automatically converted into such whole number of fully paid and non-assessable shares of Common Stock as is determined by dividing the $2.00 original issue price (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization) by the Conversion Price (as defined in the Series B Certificate) in effect at the time of conversion.
•
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
•
The Series B Preferred Stock does not have any voting rights, other than any vote required by law or the Company’s certificate of incorporation (which does not currently provide for any such voting rights) and is not entitled to any dividends.

The Company classifies Series B Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, as there are conversion features that are subject to shareholder approval which is outside of the Company and therefore the securities should be classified outside of permanent stockholders’ deficit. Accordingly, the Company has classified Series B Preferred Stock as mezzanine equity in the accompanying financial statements as of March 31, 2024. Once shareholder approval is completed which is scheduled to take place on May 31, 2024, the Company will reevaluate the presentation of Series B Preferred Stock.

16.
Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive (loss) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$1,231	$2,131
Sales and marketing	75	222
General and administrative	2,060	12,286
Total stock-based compensation expense	$3,366	$14,639

For the three months ended March 31, 2024 and 2023, $0.2 million and $0.4 million of stock-based compensation was capitalized as software costs, respectively.

During the three months ended March 31, 2024, the Company granted options to purchase 0 shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

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

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	3,417,932	$2.53	9.3	$547
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(6,200)	0.51
Outstanding as of March 31, 2024	3,411,732	$2.53	9.0	$—
Options exercisable as of March 31, 2024	1,139,304	$1.64	8.8	$—
Options unvested as of March 31,2024	2,463,196	$3.16	9.1	$—

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of March 31, 2024.

A summary of unvested common stock from early option exercises that are subject to repurchase by the Company under the 2020 Plan is as follows:

	Early Option Exercises
	Number of options	Weighted average exercise price	Repurchase liability (in thousands)
Unvested common stock as of December 31, 2023	13,720	$—	$8
Issued	—	—	—
Vested	(3,272)	—	—
Repurchased	—	—	—
Unvested common stock as of March 31, 2024	10,448		$8

For the three months ended March 31, 2024 and 2023 the weighted-average grant date fair value per option was $0.00 and $18.86 respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	March 31,	March 31,
	2024	2023
Weighted-average risk-free interest rate (1)	—%	3.6%
Weighted-average expected term (in years)	—	6.03
Weighted-average expected volatility (2)	—%	57.9%
Expected dividend yield	—%	—%

(1)
Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)
Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the 2023 and 2020 Plan, the Company recognized stock compensation expense of $3.4 million and $14.6 million for the three months ended March 31, 2024 and 2023, respectively, of which $0.2 million and $0.4 million was capitalized as software costs for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had $13.5 million and $17.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.5 years and 1.7 years, respectively.

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

For the three months ended March 31, 2024 and 2023, there were no customers representing greater than 10% of the Company’s total revenue.

The Company had three vendors representing greater than 10% of total finished goods purchases for the three months ended March 2023. The Company had no vendors representing greater than 10% of total finished goods for the three months ended March 31, 2024.

18.
Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the three months ended March 31, 2024 and 2023, the Company did not make any contributions to the plan.

19.
Loss Per Share

The computation of loss per share is as follows:

	Three months ended March 31,
	2024	2023
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(11,394)	$(15,961)
Net loss attributable to common stockholders	$(11,394)	$(15,961)
Denominator:
Weighted average common stock outstanding - basic and diluted	16,994,445	7,653,940
Net loss per share attributable to common stockholders - basic and diluted	$(0.67)	$(2.09)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	March 31,
	2024	2023
Warrants to purchase series Class A common stock (as converted to common stock)	—	92,296
Warrants to purchase series Class B common stock (as converted to common stock)	—	5,753
Warrants to purchase common stock	5,854,035	—
Stock options to purchase common stock	3,411,732	1,784,263
Total	9,265,767	1,882,312

20.
Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company:

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $2.7 million and $2.7 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $1.5 million and $1.4 million, respectively.
•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $0.3 million and $0.4 million, respectively.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $0.2 million and $0.2 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $0.3 million and $0.4 million, respectively.

As of March 31, 2024, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the condensed consolidated balance sheet for a total of $5.0 million, including accrued interest and default interest of $1.5 million. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default as of March 31, 2024, and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.09 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023. As of December 31, 2022, the former principal stockholder and certain related parties waived their rights to seek remedies resulting from an event of default due to a failure to make payments of principal or interest at the stated maturity or due date, respectively. On October 30, 2023, the Company entered into an agreement with the former principal stockholder regarding a mutually agreed upon repayment schedule with respect to the outstanding promissory notes issued to such former principal stockholder.

Other Related Party Promissory Notes

During 2019, 2020, 2021, and 2022, the Company entered into the following promissory notes with other related parties:

•
On September 30, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and a maturity date of September 30, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Total payments made to this loan equate to $0.2 million. Upon default, on the December 31, 2019, loan the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $0.0 million and $0.05 million, respectively. The principal and interest of this loan has been paid as of March 31, 2024.
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
•
On February 18, 2020, a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $0.2 million and $0.2 million, respectively. The note was amended in January 2024 to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $2.00 per share. The $0.2 million is included in other related party convertible notes in Note 10.
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

•
On January 12, 2021, a $0.3 million note with interest at the rate of 12.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.3 million and accrued interest of $0.1 million was converted into 242,602 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.1 million was recorded in the condensed consolidated statement of operations in other income (expense). The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $0.0 million and $0.4 million, respectively.
•
On February 22, 2021, a $40,000 note with interest at the rate of 12.0% per annum and a maturity date of June 22, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.04 million and accrued interest of $0.02 million was converted into 34,246 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.02 million was recorded in the condensed consolidated statement of operations in other income (expense). The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $0.0 million and $0.06 million, respectively.
•
On October 27, 2022, a $0.4 million note with interest at the rate of 12.0% per annum and a maturity date of January 27, 2023. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The principal and interest of this loan has been paid as of March 31, 2024. The total outstanding principal balance including accrued interest as of March 31, 2024 and December 31, 2023 was $0.0 million and $0.01 million, respectively.
•
The Company borrowed $0.3 million in April 2023 and repaid $0.3 million in May 2023 upon closing of the Company’s IPO.
•
In August 2023, the Company borrowed $0.2 million in a non-interest bearing note and repaid $0.2 million. The principal of this loan was paid as of December 31, 2023.

As of March 31, 2024, $0 million of other related party promissory notes were outstanding and included within the loan payable on the condensed consolidated balance sheet. All notes were not paid upon maturity. These loans were in default as of period end due to outstanding interest. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.02 million for the three months ended March 31, 2024. On September 30, 2022, related parties waived their rights to remedy in the event of default, which in effect releases the Company from the obligation of the incremental interest and fees, as well as the lender from their lien on and security interest in the Company’s assets.

During 2022, multiple of the loans above with maturity dates in 2022 remained unpaid as of the maturity date. On September 30, 2022, those lenders waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. Currently, the Company is renegotiating the terms of the loans.

Loan payable consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023
Principal stockholder promissory notes	4,975	5,085
Other related party promissory notes	-	721
Total Loan Payable	$4,975	$5,806

Other Related Party Transactions

In 2016, the Company entered into an agreement with Fuseproject, a design firm that designed the Company’s main product, its fitness mirror. As of March 31, 2024 and 2023, the Company had incurred $0.0 million and $0.1 million, respectively, of expenses for design services provided by Fuseproject.

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5.0 million and 1% of cumulative net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of March 31, 2024. As of March 31, 2024 the Company has accrued $0.2 million in royalty payments.

In 2022, the Company entered into an agreement with Apeiron Advisory Ltd for promotion of the Company, participation in industry conferences, and ongoing structural advice and consulting. The agreement was terminated in 2023 and the Company is no longer receiving any advisory services from Apeiron Advisory Ltd. As of the three months ended March 31, 2024 and 2023, the Company has incurred $0.0 million and $0.0 million, respectively, of expenses for such services provided by Apeiron Advisory Ltd.

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

The Company assumed secured promissory notes in connection with the acquisition of CLMBR, Inc.of approximately $0.5 million with a related party.

21.
Acquisition

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $15.9 million, consisting of (i) cash of $30,000, (ii) shares of the Company’s common stock with a fair value of $1.0 million, 1,428,922 shares, (iii) shares of the Company’s non-voting Series B preferred stock with a fair value of $2.7 million, 1,500,000 shares, (iv) contingent consideration with a fair value of $1.3 million (as further described below), and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

The CLMBR, Inc. acquisition was a strategic acquisition that helped accelerate the Company’s commercialization path and help achieve immediate scale, resulting in a high growth, profitable platform that sells connected fitness equipment and digital fitness services across B2B and B2C channels.

The CLMBR, Inc. acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. The following table outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of February 2024.

The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

Consideration	(in thousands)
Cash Paid to Seller	30
Common stock issued	1,015
Series B preferred stock issued	2,688
Payoff of Vertical debt (plus accrued interest)	1,447
Retirement of Vertical Debt (including fees)	9,379
Fair value of earn-out consideration	1,300
.	15,859

Acquisition related costs (including in general and administrative in the condensed consolidated statement of operations and comprehensive loss)	764

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	50
Accounts receivable, net of allowances	134
Inventories, net	3,490
Vendor deposits	61
Prepaid expenses and other current assets	63
Property and equipment, net	139
Right-of-use-assets	412
Intangible assets, net	6,900
Other assets	30
Accounts payable	(3,557)
Accrued expenses and other current liabilities	(2,438)
Operating lease liability, current portion	(263)
Deferred revenue	(261)
Loan payable	(1,887)
Operating lease liability, net of current portion	(179)
Total identifiable net assets	2,694
Goodwill	13,165
$15,859

Acquisition-related costs of $0.8 million were included in general and administrative expenses in the Company's statement of operations for the three months ended March 31, 2024.

Compensation Arrangements

In connection with the acquisition CLMBR, Inc. the Company has agreed to pay additional consideration in future periods. Certain employees of CLMBR, Inc. will be paid a total of $0.5 million of which $0.5 million will be paid in 2024. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and will be recorded as post-combination compensation expense in the Company's financial statements during the service period in general and administrative expenses for the three months ended March 31, 2024.

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc. the Sellers shall be entitled to receive a contingent payment in the form of shares of the Company’s common stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 22,665,681 Earn-Out Shares. The fair value of the contingent payment was $1.3 million as of March 31, 2024.

The following unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2024 and 2023 present condensed consolidated information of the Company as if the CLMBR, Inc. acquisition had occurred as of January 1, 2023 (in thousands):

	Proforma
	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$473	$1,187
Operating Loss	(9,633)	(22,632)
Net Loss	(11,608)	(17,763)
Net loss per share – basic and diluted	$(0.68)	$(1.81)

The unaudited pro forma consolidated results for the three month periods were prepared using the acquisition method of accounting and are based on the historical financial information of CLMBR, Inc. and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2023. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2023.

The following unaudited condensed consolidated results of operations included in the condensed consolidated statements of loss for the three months ended March 31, 2024.

Three Months Ended March 31,

2024
Revenue	$267
Operating Loss	(173)
Net Loss	(279)

22.
Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date, May 15, 2024, pursuant to ASC 855-10 Subsequent Events.

Loan Modification and Loan Restoration Agreement

On April 24, 2024 (the “Effective Date”), the Company entered into a Loan Modification Agreement with the Lender (the “Modification Agreement”). Pursuant to the Modification Agreement, the Company agreed to make monthly payments of interest in the amount of $60,000 to the Lender. In addition, the Company agreed to make mandatory principal payments simultaneously with the closing of all future capital raises by the Company or any affiliate of the Company. The first principal payment will be the greater of (i) $3,000,000 (the “Minimum Payment”) or (ii) 20% of the net amount raised from any source of debt, equity, synthetic equity instruments or otherwise less any reasonable expenses paid to third parties (the “Net Capital Raise”). At each capital raise thereafter, the Company shall make a mandatory principal payment to the Lender of 20% of the Net Capital Raise. As of the Effective Date, the outstanding principal amount of the Loan was $4,957,863.06.

On April 24, 2024, the Company entered into a Loan Restoration Agreement with the Lender (the “Restoration Agreement”). Pursuant to the Restoration Agreement, in the event the aggregate amount of funds received by the Lender (net of all commissions, transfer fees or other transaction fees of any kind and taxes paid or payable as a result thereof) arising out of the disposition of the Preferred Stock, shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock, if converted by the Lender, or any other securities of the Company issued to the Lender as a result of its holding the Preferred Stock (the aggregate amount of funds, the “Net Trade Value”) received by the Lender on or before December 31, 2024 is less than $3,000,000, within ten (10) business days of written demand therefor, the Company shall pay the Lender the amount that is equal to $3,000,000 less the Net Trade Value. In the event the Net Trade Value is greater than $3,100,000, any amount in excess of $3,100,000 being the “Excess Amount”, the Excess Amount shall be applied by the Lender as follows:

a)
Fifty percent (50%) of the Excess Amount shall be distributed to the Lender as additional gain on the sale of the Preferred Stock;
b)
The remaining fifty percent (50%) of the Excess Amount shall be applied by Lender as a partial payment by the Company of the Origination Fee, which equaled $1,550,000 and the Enhancement Fee, which equaled $750,000;
c)
After the application of the funds as set forth above and provided that the Minimum Payment in the Modification Agreement has not yet been received, such Minimum Payment shall be reduced by a percentage of the “Base Trade Value”, which is the Net Trade Value less the Excess Amount, in accordance with the formulas and schedule as set forth in the Restoration Agreement. By way of example, if the Lender realizes a Base Trade Value of $2,400,000 prior to receipt of the Minimum Payment, then a Discount Percentage of 40% would apply, resulting in a reduction of the Minimum Payment to $1,800,000, calculated as follows:

($2,400,000 / $3,000,000) x 50% = 40% (being the Discount Percentage)

$3,000,000 x 60% (being 1 – 0.40) = $1,800,000 (being the Minimum Payment)

Series A Preferred Stock Issuance

On May 17, 2024, the Company issued 1,153,981 shares of the Company’s Series A Convertible Preferred Stock to three accredited investors, who are an existing investors of the Company, upon the conversion of certain outstanding promissory notes entered into in April 2024 and May 2024 in the aggregate amount of approximately $1.2 million.

On May 17, 2024, the Company issued 155,784 shares of the Company’s Series A Convertible Preferred Stock to one accredited investor, upon the conversion of outstanding accounts payable in the aggregate amount of approximately $0.3 million.

Warrants

In May 2024, pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 3,080,778 following a dilutive issuance whereas the exercise price was reduced to an amount equal to the new issuance price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in Part I, Item 1. of this Form 10-Q, and together with our audited condensed consolidated financial statements and the related notes and other information for the year ended December 31, 2023. Historic results are not necessarily indicative of future results.

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
•
our ability to maintain and increase sales of our CLMBR and Forme Studio equipment, increase memberships to the CLMBR and Forme platform, and expand our product and service offerings;
•
our ability to attract and retain qualified trainers, including personal trainers, and to contract with fitness instructors and other content production personnel;
•
our expectations regarding potential changes to our membership or pricing models or to our products and services;
•
our plans to expand our commercial and corporate wellness customer base;
•
our ability to develop new content, features, equipment, and other services to integrate with or complement the CLMBR and Forme platform and bring them to market in a timely manner;
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
•
the Asset Purchase Agreement and acquisition;

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

Overview

Interactive Strength Inc. is the parent company of two leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR and FORME. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR and FORME offer unique fitness solutions for both the commercial and at-home markets.

Key milestones in our growth history include:

•
May 2017 – Interactive Strength Inc. founded
•
July 2021 – Commenced commercial delivery of FORME Studio (fitness mirror), our first connected fitness hardware product
•
July 2022 – Live 1:1 personal training service launched
•
August 2022 – Commenced commercial delivery of FORME Studio Lift (fitness mirror and cable-based digital resistance)
•
April 2023 – Interactive Strength went public on NASDAQ with ticker TRNR
•
February 2024 – Acquired substantially all of the assets of CLMBR, Inc.

Our revenue is primarily generated from the sale of our connected fitness hardware products and associated recurring membership revenue. As we launched our first connected fitness hardware product in July 2021, we began generating revenue from sales of our products starting in the second half of 2021.

During the three months ended March 31, 2024 and 2023, we generated total revenue of $0.3 million and $0.2 million, respectively, and incurred net losses of $11.4 million and $16.0 million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, and the issuance of common stock.

Business Model and Growth Strategy

Acquire complementary businesses that generate attractive synergies

We acquired CLMBR in February 2024 and believe that there are other compelling businesses to be acquired. We expect that we will be able to acquire revenue-generating businesses, which would generate higher earnings and cashflow through synergies with our existing business. Our team has significant experience in M&A and we are one of the few companies in our industry with a public currency, which we believe makes us an attractive acquiror.

Leverage well established equipment distributors to scale in commercial channels

We have high value partnerships with distributors, including Woodway, to sell CLMBR and FORME products into a variety of commercial environments. These relationships allow us to leverage the sales knowledge, relationships and specialization of third parties to accelerate our sales initiatives. Importantly, this construct allows us to make the vast majority of our sales related expenses variable, as we typically pay commissions only when units are sold.

Expand into new geographies

We intend to expand the international reach of our product and service offerings. With more than 180 million people belonging to gyms globally in 2019, according to IHRSA, we believe there is significant opportunity to grow internationally. For example, we are currently evaluating potential international expansion in the United Kingdom and Canada, although we have not yet made any definitive plans regarding such expansion or the potential timing thereof. We plan to continue to pursue disciplined international expansion by targeting countries with high fitness penetration and spend, as well as the presence of boutique fitness, and where we believe both CLMBR and FORME’s value propositions will resonate.

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
•
The sufficiency of our liquidity and capital resources, and our ability to obtain additional funding as needed for our operations and to execute our strategy.
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

Key Operational and Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. We may in the future elect to use additional metrics, discontinue the use of current metrics, or adjust our methodology or definitions of our operational and business metrics as our business evolves.

	Three Months Ended March 31,
	2024	2023
Net Loss (in thousands)	$(11,394)	$(15,961)
Adjusted EBITDA (in thousands)	$(3,449)	$(4,427)

With the acquisition of CLMBR, Inc., and the evolution of the FORME business, the Company is now primarily selling to commercial customers ("B2B") and therefore the previously reported Key Operational and Business Metrics associated with a direct to consumer business model ("DTC") are not indicative of the performance of the business. Therefore, the Company will no longer report the following Key Operational and Business Metrics: Households, Members, Annual Recurring Revenue, Average Annualized Recurring Revenue per Household, and Net Dollar Retention Rate.

Components of Our Operating Results

We generate revenue from sales of our connected fitness products, membership revenue, and personal training revenue. We identify our reportable segment based on the information used by management to monitor performance and make operating decisions. See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information regarding our reportable segment.

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 15% of total revenue for the three months ended March 31, 2024, and 46% of total revenue for the three months ended March 31, 2023.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 43% of total revenue for the three months ended March 31, 2024, and 15% of total revenue for the three months ended March 31, 2023.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 43% of total revenue for the three months ended March 31, 2024, and 39% of total revenue for the three months ended March 31, 2023.

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

Other (Expense) Income, Net

Other (expense) income, net consists of unrealized currency gains and losses, expenses related to equity line of credit commitment, and gain on conversion of accounts payable to Series A Preferred Stock.

Interest Expense

Interest expense consists of interest associated with the related party loans, term loans, convertible notes, senior secured notes and waiver consideration granted to December 2023 Notes and Equity Line of Credit.

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

Results of Operations

The following tables set forth our condensed consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenue:	(in thousands)		(in thousands)
Fitness product revenue	$53	$72	$(19)	(26%)
Membership revenue	155	24	131	546%
Training revenue	155	61	94	154%
Total revenue	363	157	206	131%
Cost of revenue:
Cost of fitness product revenue (2)	(379)	(743)	364	(49%)
Cost of membership (2)	(1,019)	(962)	(57)	6%
Cost of training	(165)	(103)	(62)	60%
Total cost of revenue	(1,563)	(1,808)	245	(14%)
Gross loss	(1,200)	(1,651)	451	(27%)
Operating expenses:
Research and development (1)	2,023	3,113	(1,090)	(35%)
Sales and marketing (1) (2)	256	600	(344)	(57%)
General and administrative (1) (2)	5,962	15,847	(9,885)	(62%)
Total operating expenses	8,241	19,560	(11,319)	(58%)
Loss from operations	(9,441)	(21,211)	11,770	(55%)
Other (expense) income, net:
Other (expense) income, net:	(370)	117	(487)	(416%)
Interest (expense)	(2,000)	208	(2,208)	(1,062%)
Gain upon debt forgiveness	—	2,595	(2,595)	(100%)
Loss upon debt extinguishment	(1,066)	—	(1,066)	100%
Change in fair value of convertible notes	(316)	(80)	(236)	295%
Change in fair value of warrants	1,799	2,410	(611)	(25%)
Total other (expense) income, net	(1,953)	5,250	(7,203)	(137%)
Loss before provision for income taxes	(11,394)	(15,961)	4,567	(29%)
Income tax benefit (expense)	—	—	—	-
Net loss	$(11,394)	$(15,961)	$4,567	(29%)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)		(in thousands)
Research and development	$1,231	$2,131	$(900)	(42%)
Sales and marketing	75	222	(147)	(66%)
General and administrative	2,060	12,286	(10,226)	(83%)
Total stock-based compensation expense	$3,366	$14,639	$(11,273)	(77%)

For the three months ended March 31, 2024 and 2023, $0.2 million and $0.4 million of stock-based compensation was capitalized as software costs, respectively.

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

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)		(in thousands)
Cost of membership	$1,017	$837	$180	22%
Cost of fitness product revenue	41	—	41	100%
General and administrative	712	763	(51)	(7%)
Sales and marketing	92	—	92	100%
Total depreciation and amortization expense	$1,862	$1,600	$262	16%

Comparison of the three months ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenue:	(in thousands)
Fitness product	$53	$72	$(19)	-26%
Membership	155	24	131	546%
Training	155	61	94	154%
Total revenue	363	157	206	131%
Percentage of revenue
Fitness product	15%	46%
Membership	43%	15%
Training	43%	39%
Total	100%	100%

Three months ended March 31, 2024 and 2023

Fitness product revenue decreased $0.02 million or 26% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily attributable to more deliveries in 2023.

Membership revenue increased $0.1 million or 546% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Training revenue increased $0.09 million or 154% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Cost of Revenue and Gross Loss

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Cost of Revenue:	(in thousands)
Fitness product	$379	$743	$(364)	(49%)
Membership	1,019	962	57	6%
Training	165	103	62	60%
Total cost of revenue	1,563	1,808	(245)	(14%)
Gross Loss:
Fitness product	(326)	(671)	345	(51%)
Membership	(864)	(938)	74	(8%)
Training	(10)	(42)	32	(76%)
Total gross loss	(1,200)	(1,651)	451	(27%)
Gross Margin:
Fitness product	(615%)	(932%)
Membership	(557%)	(3,908%)
Training	(6%)	(69%)
Total	(331%)	(1,052%)

Three months ended March 31, 2024 and 2023

Fitness product cost of revenue for the three months ended March 31, 2024 decreased $0.4 million, or 49%, compared to the three months ended March 31, 2023. The decrease is primarily due to an inventory valuation reserve expense in the three months ended March 31, 2023 from the purchase of inventory. There were no inventory purchases in the three months ended March 31, 2024.

Membership cost of revenue for the three months ended March 31, 2024 increased $0.06 million, or 6%, compared to the three months ended March 31, 2023. The increase is primarily related to the acquisition of CLMBR, Inc.

Training cost of revenue for the three months ended March 31, 2024 increased $0.06 million, or 60%, compared to the three months ended March 31, 2023. The increase is primarily related to the acquisition of CLMBR, Inc.

Our gross loss decreased by $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the decrease in the inventory valuation reserve.

Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Operating Expenses:	(in thousands)
Research and development	$2,023	$3,113	$(1,090)	(35%)
Sales and marketing	256	600	(344)	(57%)
General and administrative	5,962	15,847	(9,885)	(62%)
Total operating expenses	$8,241	$19,560	$(11,319)	(58%)

Three months ended March 31, 2024 and 2023

Research and Development

Research and development expense decreased $1.1 million or 35% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.4 million, and a decrease in stock-based compensation expenses of $0.9 million partially offset by an increase of $0.2 million in engineering related expenses.

Sales and Marketing

Sales and marketing expense decreased $0.3 million or 57% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.1 million, a decrease of $0.1 million in advertising and marketing, and a decrease of $0.1 million in stock-based compensation expenses.

General and Administrative

General and administrative expense decreased $9.9 million or 62% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, respectively. The decrease was due primarily due to decreases of $10.2 million in stock-based compensation expenses, rent expenses of $0.1 million and transaction costs related to IPO in prior year of $0.8 million offset by transaction costs related to the acquisition of CLMBR, Inc. of $0.8 million and increase in insurance expenses of $0.3 million and increase in legal expenses of $0.1 million.

Other (Expense) Income, net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Other (expense) income, net	(in thousands)
Other (expense) income, net:	$(370)	$117	$(487)	(416%)
Interest (expense) income	(2,000)	208	(2,208)	(1062%)
Gain upon debt forgiveness	—	2,595	(2,595)	(100%)
Loss upon debt extinguishment	(1,066)	—	(1,066)	100%
Change in fair value of convertible notes	(316)	(80)	(236)	295%
Change in fair value of warrants	1,799	2,410	(611)	(25%)
Total other (expense) income, net	$(1,953)	$5,250	$(7,203)	(137%)

Three months ended March 31, 2024 and 2023

Other (Expense) Income, net

Other (expense) income, net consists of unrealized currency gains and losses.

Interest Income (Expense)

Interest expense increased $2.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as a result of the December 2023 Note, February 2024 Convertible Notes and Vertical Loan and amortization of the debt discounts.

Gain on debt forgiveness

Gain on debt extinguishment was a result of forgiveness of debt of $2.6 million related to the third-party content provider for the three months ended March 31, 2023.

Loss on debt extinguishment

Loss on debt extinguishment was a result of conversion of promissory loans and senior secured debt into convertible notes resulting in a loss of $1.1 million for the three months ended March 31, 2024.

Change in Fair Value of Convertible Notes, and Change in Fair Value of Warrants

Change in fair value of convertible notes and warrants for the three months ended March 31, 2024 and 2023 were due to change in fair value of these financial instruments. The change in fair value of convertible notes was driven by the conversion of bridge loans to Series A Preferred Stock and the change in fair value of warrants was attributable to the change in fair value of warrants issued with December 2023 Note and February 2024 Convertible Note.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.

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
•
Adjusted EBITDA does not reflect expenses related to the Asset Purchase Agreement and acquisition;
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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net Loss	$(11,394)	$(15,961)
Adjusted to exclude the following:
Total other expense (income), net	3,019	(2,655)
Income tax benefit (expense)	—	—
Depreciation and amortization expense	1,862	1,600
Stock-based compensation expense (1)	3,366	14,639
Gain on extinguishment of debt (2)	(1,066)	—
Vendor settlements (3)	—	(2,595)
IPO readiness costs and expenses (4)	—	545
Transaction related expenses (5)	764	—
Adjusted EBITDA (6)	$(3,449)	$(4,427)

(1)
Stock-based compensation of $0.2 million and $0.4 million was capitalized as software costs for the three months ended March 31, 2024 and 2023.
(2)
Loss on debt extinguishment of $1.1 million related to the conversion of promissory notes and senior secured notes to convertible notes.
(3)
Gain on forgiveness of debt of $2.6 million related to the third-party Content Provider.
(4)
Adjusts for IPO- readiness costs and expenses that do not qualify as equity issuance costs.
(5)
Transaction costs related to acquisition of CLMBR, Inc.
(6)
Please refer to the "Non-GAAP Financial Measures" section.

Liquidity and Capital Resources

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, management evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements were issued.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the three months ended March 31, 2024, the Company incurred a net operating loss of $9.4 million and used net cash in its operations of $2.9 million. As of March 31, 2024, the Company had an accumulated deficit of $178.3 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $0 million of cash or cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
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
•
As of March 31, 2024, the Company had total outstanding debt of approximately $19.1 million, all of which was classified as current in the accompanying condensed consolidated balance sheet. Approximately $4.9 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 20. Several of these loans matured prior to March 31, 2024, but their repayment has been temporarily waived, and the remaining loans are scheduled to mature over the next 12 months beyond the issuance date. However, as disclosed in Note 10, $3.0 million of loan payable with Vertical Investors, LLC was converted into 1,500,000 shares of the Company’s Series A Convertible Preferred Stock on April 24, 2024. Accordingly, as of the issuance date, the Company’s total outstanding debt was approximately $16.1 million, including accrued, but unpaid interest and penalties on delayed interest payments, all of which is currently due or scheduled to mature over the next 12 twelve months beyond the issuance date. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
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

The Company recognized losses equal to $0.1 million for the three months ended March 31, 2023 related to changes in fair value for the November 2022 Convertible Notes.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 565,144 shares of common stock.

Term Loan

On February 1, 2024, the Company, entered into a Credit Agreement (the "Term Loan") with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of approximately $8 million. The term loan bears interest at Daily Simple SOFR-Based Rate and the Company shall pay a guarantee fee of $2.3 million due on the maturity date. The guarantee fee was treated as a debt discount and accreted through interest expense through maturity date. The maturity date of the Note was originally June 28, 2024. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender. On April 24, 2024, the Company entered into a Loan Modification agreement reducing the outstanding debt and increasing stockholders deficit by $3.0 million and extending the maturity date to December 31, 2024.

Promissory Notes

In connection with the acquisition of CLMBR, Inc., the Company assumed three promissory notes for a total of $1.9 million in principal and accrued interest.

In August 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount of approximately $0.5 million, due August 31, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 398,252 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock of $0.9 million for the three months ended March 31, 2024.

In October 2023, CLMBR, Inc issued in the aggregate principal amount of approximately $0.3 million, due October 15, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 258,929 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.1 million on the extinguishment of debt upon conversion to Series A Preferred Stock of $0.6 million for the three months ended March 31, 2024.

In November 2023, CLMBR, Inc issued promissory notes in the aggregate principal amount of approximately $0.7 million, due January 31, 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. The note was assumed by the Company in February 2024 in connection with the acquisition of CLMBR, Inc. Total outstanding principal balance including accrued interest as of March 31, 2024 was $0.8 million.

Bridge Secured Notes

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

June 2023 Notes

In June 2023, the Company entered into a note purchase agreement (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 at their sole discretion. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The June 2023 Notes will mature on June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. Additional senior secured notes may become available at the sole discretion of the Lender. As of September 30, 2023, the Company defaulted on the payment of interest due on the June 2023 Notes. On November 3, 2023, the Lender waived their rights to seek remedies resulting from an event of default. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 769,567 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.4 million on the extinguishment of debt upon conversion to Series A Preferred Stock of $1.8 million for the three months ended March 31, 2024.

November Bridge Notes

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

The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, a portion of the convertible note was converted into 673,562 shares of Series A Preferred Stock. In March 2024, the remaining portion of the convertible note was converted into 538,039 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock of $2.3 million for the three months ended March 31, 2024.

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

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in other expense (income).

Total conversions for the three months ended March 31, 2024 was $0.9 million for a total of 1,485,943 shares of common stock.

The Company recognized gains equal to $0.1 million for the three months ended March 31, 2024 related to changes in fair value of the embedded derivative for the December 2023 Note.

February 2024 Convertible Notes

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "February 2024 Convertible Note") with Treadway Holdings LLC, a lender, in the aggregate principal amount of $6.0 million, which is convertible into shares of Common Stock. The Note accrues interest at a rate of 2.0% per month.

The February 2024 Convertible Note accrues interest at a rate of 2.0% per month. The maturity date of the February 2024 Convertible Note is December 15, 2024. Interest payments are guaranteed through the Maturity date regardless of whether the February 2024 Convertible Note is earlier converted or redeemed. The February 2024 Convertible Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to the quotient resulting by dividing the outstanding principal balance of the February 2024 Convertible Note to be converted by a conversion price of $2.00 per share. The February 2024 Convertible Note sets forth certain standard events of default upon the occurrence of which the Company is required to deliver written notice to the Treadway Holdings LLC within two (2) business days. At any time after the earlier of (a) Treadway Holdings LLC’s receipt of a notice of default and (b) Treadway Holdings LLC becoming aware of the event of default, the Treadway Holdings LLC may require the Company to redeem all or any portion of the February 2024 Convertible Note. Upon an event of default, the February 2024 Convertible Note shall bear interest at a rate of 4.0% per month.

Total principal payments for the three months ended March 31, 2024 was $0.1 million.

Warrant Transactions

November Bridge Warrants

In connection with the November Bridge Notes discussed further in Note 10, the Company entered into warrants agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. The Company recognized gains equal to $0.1 million for the three months ended March 31, 2024 related to changes in fair value of the warrants.

December 7, 2023 Warrants

On December 7, 2023, the Company issued an aggregate 924,480 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $1.25 per share. The warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.2 million for the three months ended March 31, 2024, related to the change in fair value of the warrants issued in December 2023. The Company converted debt to Series A Preferred Stock on March 29, 2024 at the lowest price of $1.50 a share, implying an effective common share price of $0.5626 per share and pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 2,054,035 following the dilutive issuance whereas the exercise price was reduced to an amount equal to the new issuance price.

Treadway Warrants

On February 1, 2024, the Company issued an aggregate 3,000,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million Convertible Note with Treadway Holdings, LLC (the "February 2024 Note"). The Warrants are exercisable for 1,500,000 shares of Common Stock, at a price of $1.25 per share (“Warrant 1”) and $1.75 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $1.2 million for the three months ended March 31, 2024, related to the change in fair value of the warrants issued in February 2024.

Woodway Warrants

On February 20, 2024, the Company issued 800,000 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. Each warrant has a strike price of $1.25 per share. The warrant may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.3 million for the three months ended March 31, 2024, related to the change in fair value of the warrants issued in February 2024.

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

Cash Flows

Comparison of the three months ended March 31, 2024 and 2023

(in thousands)	2024	2023
Net cash used in operating activities	$(2,959)	$(4,738)
Net cash used in investing activities	(1,710)	(416)
Net cash provided by financing activities	4,615	6,181
Effect of exchange rate on cash	54	(203)
Net Change In Cash and Cash Equivalents	$—	$824

Operating Activities

Net cash used in operating activities of $2.9 million for the three months ended March 31, 2024, was primarily due to a net loss of $11.4 million, change in fair value of warrants of $1.8 million, offset by depreciation and amortization of $1.9 million, stock-based compensation of $3.4 million, partially offset by loss on debt extinguishment of $1.1 million, amortization of debt discount of $1.3 million, interest of $0.7 million, $0.3 million of warrants issued to service providers, $0.3 million common stock issued to lender, $0.3 million change in fair value of convertible notes, and an increase in operating assets and liabilities of $0.9 million due to a increase in accrued and other current liabilities.

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

Investing Activities

Net cash used in investing activities of $1.7 million for the three months ended March 31, 2024 related to acquisition of software and content offset by the acquisition of CLMBR, Inc. net of cash acquired.

Net cash used in investing activities of $0.4 million for the three months ended March 31, 2023 was from acquisition of the software and content.

Financing Activities

Net cash provided by financing activities of $4.6 million for the three months ended March 31, 2024 was primarily from the issuance of convertible notes of $4.8 million offset by the payment of related party loans of $0.2 million.

Net cash provided by financing activities of $6.2 million for the three months ended March 31, 2023 was primarily related to $4.3 million of proceeds from the issuance of common stock in connection with the rights offering completed in February 2023 and $2.0 million senior secured notes in connection with the Bridge Note Financing.

Contractual Obligations and Other Commitments

Lease Obligations

The following represents our minimum annual rental payments under operating leases for each of the next five years and thereafter as of March 31, 2024:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2024 (remaining)	270
2025	282
2026	78
2027	78
2028	33
Thereafter	—
Total	$742

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

A liability for total minimum commitment (the license fee) on a quarterly basis was recognized as a liability of $2.3 million as of December 31, 2022. In March 2023, both agreements with the Content Provider were terminated by mutual agreement and no payments remain due or payable thereunder and the liability was recognized as a gain on settlement for the three months ended March 31, 2024.

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

The Notes were in the aggregate amount of $154,875 for 94,908 and shares as of March 31, 2024 and December 31, 2023. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of March 31,2024, and are not recorded on the balance sheet.

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

On December 7, 2023, the Company issued an aggregate 924,480 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. The Company converted debt to Series A Preferred Stock on March 29, 2024 at the lowest price of $1.50 a share, implying an effective common share price of $0.5626 per share and pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 2,054,035 following the dilutive issuance whereas the exercise price was reduced to an amount equal to the new issuance price. The Warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings.

On February 1, 2024, the Company issued an aggregate 3,000,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million Convertible Note with Treadway Holdings, LLC (the "February 2024 Note"). The Warrants are exercisable for 1,500,000 shares of Common Stock, at a price of $1.25 per share (“Warrant 1”) and $1.75 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $1.2 million for the three months ended March 31, 2024, related to the change in fair value of the warrants issued in February 2024.

On February 20, 2024, the Company issued 800,000 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. Each warrant has a strike price of $1.25 per share. The warrant may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.3 million for the three months ended March 31, 2024, related to the change in fair value of the warrants issued in February 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those noted below.

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

Our material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes, and warrants. The carrying amounts of current financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, contingent consideration, approximate their fair values due to the short-term nature of these instruments.

Internal-use Software

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life is three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the quarter ended March 31, 2024.

During the three months ended March 31, 2024 and year ended December 31, 2023, the Company capitalized $0.0 million and $0.4 million, respectively, under ASC 350 included in intangible assets.

During the three months ended March 31, 2024 and year ended December 31, 2023, the Company capitalized $0.5 million and $1.9 million, respectively, under ASC 985 included in other assets.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Internal-use Software	3 years

Capitalized Studio Content

Capitalized Studio content costs include certain expenditures to develop video and live content for our customers. We capitalize production costs for recorded content in accordance with ASC 926-20, Entertainment-Films – Other Assets – Film Costs. We recognize capitalized content, net of accumulated amortization, within other non-current assets in the condensed consolidated balance sheets and recognizes the related amortization expense as a component of cost of revenue in the condensed consolidated statements of operations and comprehensive (loss). Costs which qualify for capitalization include production costs, development costs, direct costs, labor costs, and production overhead. Expenditures for capitalized content are included within operating activities in the condensed consolidated statements of cash flows. Based on certain factors, including historical and estimated user viewing patterns, we amortize individual titles within the Studio content library on a straight-line basis over a three-year useful life. We review factors impacting the amortization of the capitalized Studio content on an ongoing basis. Estimates related to these factors require considerable management judgment.

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

Our business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, we have recognized one impairment with regards to the carrying value of our content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $1.8 million and $2.4 million as of March 31, 2024 and December 31, 2023, respectively.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, the Company has elected the fair value option to account for its November 2022 convertible notes. In accordance with ASC Topic 825, we record these convertible notes at fair value with changes in fair value recorded as a component of other expense, net in the condensed consolidated statement of operations and comprehensive income (loss). As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. We concluded that it was appropriate to apply the fair value option as they are liabilities that are not, in whole or in part, classified as a component of members’ deficit. In addition, the convertible notes meet other applicable criteria for electing fair value option under ASC Topic 825.

In May 2023, upon closing of the Company's IPO, the convertible notes were converted into an aggregate of 565,144 shares of common stock.

In connection with the Company’s issuance of the December 2023 Notes, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheet as convertible note payable and the embedded derivatives. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in other expense (income). See Note 10 for further details.

The Company issued Convertible Notes in February 2024 (the “February 2024 Notes”). The convertible debt is presented in on the condensed consolidated balance sheet as convertible note payable. The convertible debt is carried at amortized cost. See Note 10 for further details.

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

We expense sales commissions on our connected fitness products when incurred because the amortization period would have been less than one year. These costs are recorded in Sales and marketing in our condensed consolidated statements of operations and comprehensive (loss).

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

We record fees paid to third-party financing partners in connection with our consumer financing program as a reduction of revenue, as we considers such costs to be a customer sales incentive. We record payment processing fees for our credit card sales for connected fitness products within fitness product revenue in our condensed consolidated statements of operations and comprehensive loss.

Membership

Our memberships provide unlimited access to content in our library of on-demand fitness classes. Our memberships are offered on a month-to-month basis.

Amounts paid for membership fees are included within deferred revenue on our condensed consolidated balance sheets and recognized ratably over the membership term. We record payment processing fees for our monthly membership charges within cost of membership and training in our condensed consolidated statements of operations and comprehensive (loss).

Training

Our training services are personal training services delivered through the Connected Fitness Products, third- party mobile devices and in person sessions at our Studio location.. Training revenue is recognized at the time of delivery.

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

Stock-based compensation expense is classified in the accompanying condensed consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient's service payments are classified. For the three months ended March 31, 2023, the Company recognized an additional stock- based compensation expense of $0.5 million as a result of a modification related to accelerated option vesting and repricing of options. There were no modifications during the three months ended March 31, 2024.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles —Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. For the periods presented, the Company did not recognize any goodwill impairment as the estimated fair value of its reporting units with goodwill exceeded the book value of these reporting units. For additional information refer to Note 6—Goodwill and Intangible Assets.

The Company estimates the fair value of intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. For the periods presented, the Company did not recognize any impairment of intangible assets with indefinite lives as the estimated fair value of its intangible assets with indefinite lives exceeded the book value of these reporting units.

Business Combinations

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. ASC 805 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date with changes in the fair value recorded through earnings.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in this report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this report.

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable we have early adopted certain standards as described in Note 2 of our condensed financial statements included elsewhere in this report. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

BUSINESS

Our Purpose

We are an innovative specialty fitness equipment company that leverages technology and content to deliver highly engaging and versatile workout experiences. With CLMBR, we provide an unmatched cardio workout that delivers a low-impact, full-body, and effective workout. With FORME, we make strength training and personal coaching accessible to anyone, anywhere, at any time.

We are driven to provide the best in both cardio and strength training. Our products combine industry-leading engineering and design with world-class technology and content.

Who We Are

Interactive Strength Inc. is the parent company of two leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR and FORME. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR and FORME offer unique fitness solutions for both the commercial and at-home markets.

Through the CLMBR brand, we offer a revolutionary vertical climbing machine that delivers a proven fully-body, cardio and strength workout, but with a design and content platform that makes the workout mass appealing and accessible to all fitness levels. A workout that has long been exclusive to celebrities and professional athletes with personal trainers can now be accessed by anyone. The patented open central design and content platform provides a vertical climbing experience that is unlike any other. CLMBR offers two display options: a 21” touch screen and a 10” touch screen – making it suitable for any commercial fitness application, both self-directed to instructor-directed environments, from large health clubs to boutique training studios. With its low impact and ergonomic movement, CLMBR is safe and accessible for most ages and levels of ability and can be found at gyms and fitness studios, hotels, and physical therapy facilities, and residential homes. CLMBR MSRP is $3,995 or less, depending on display option and order quantity.

Connected Hardware Platform

We offer our vertical climbing machine with two touch screen display options, a 21” and a 10” version. The CLMBR MSRP is $3,995 or less, depending on display option and order quantity. The CLMBR is sold with either a Pure or Connected display, although the displays are interchangeable and can be swapped. The CLMBR Connected machine is available to a D2C audience exclusively from CLMBR owned website, CLMBR.com and accounts for the majority of CLMBR sales to date. Both CLMBR Connected and Pure are sold to the commercial fitness market through our exclusive global distribution partner, Woodway. The CLMBR design is patented and has a form-factor that is unlike any other vertical climbing machine. Traditional vertical climbing machines have a central “mono-pole” design that makes it impossible to fit a large, landscape style screen. Furthermore, the design positions the screen only inches away from the user's face, and obstructs any view forward of an in-real-life instructor. The user-friendly CLMBR design, display options, advanced technology, and on-demand content platform allows for placement into any environment with mass adoption. (Something that has not been the case with other vertical climbers over the last 40+ years)

HARDWARE OVERVIEW

Multi-grip handles allow for easy adjustability, proper body alignment, and increased muscle activation.

The central bar grips allow for maximum comfort and adjustability while in the squat position.

Over-sized pedals with easy-to-adjust strap.

Open central design provides unobstructed views and allows for an ergonomic and comfortable body position.

Easy-to-adjust 21” or 10” display ensures an optimal viewing angle that is free of obstruction.

Built-in wheels and compact design allow for the flexibility to fit any space.

07
106
118
245
10" Display
21" Display

Two display options allows for product application in any setting, whether self-directed or instructor-directed.

CLMBR

Digital Services Platform

The CLMBR software provides a digital experience that is among the very best in the industry. The CLMBR Connected display provides a feature-rich experience with 100’s of on-demand classes from world-class trainers. There is a variety of content to suit all ability levels, from first-time users to seasoned climbers. The class and collection library offers something for everyone, ranging from glute focused training, to strength and conditioning. Monthly challenges and new weekly content keep users and members engaged, the results keep coming back for more. No matter the user's fitness goal, CLMBR Connected allows for the seamless identification of a program or class that will provide the training needed to achieve the results the user wants. The CLMBR Pure display provides clear and concise metrics and information - exactly what is needed in an instructor/trained led environment. The interface is easy to navigate and users can quickly and easily see the metrics that matter. Both the Connected and Pure display connect to the CLMBR Mobile Companion App, allowing users to create an account, keep track of workouts, progress, and milestones, see new content and challenges, connect with other users, and share their achievements. (Available on the Apple and Google Play app stores)

SOFTWARE OVERVIEW

GOOD AFTERNOON, BRETT LANGE!
516,078'
308
62
48789
94420
84:11:10
350
KEEP YOUR SQUATS LOW AND YOUR STANDARDS HIGH.
INTRODUCING
COMPETITIONS

CLMBR Connected
21" Display
For:
Self-Directed Environments

ON-DEMAND GUIDES

Our world-class Guides will keep you motivated throughout your workouts. More importantly, they will get you properly set up and teach you how to climb properly.

CLASS LIBRARY

We offer workouts for every ability level. You can choose classes based on your favorite Guide, music preference, or fitness goals. From endurance to strength, we have you covered.

COLLECTIONS

CLMBR will help you reach your specific fitness goals with collections. Ranging from glute focused training to core strength and conditioning, there is a collection of classes to help you reach your goals.

LOVELAND BASIN

CHALLENGES

Join the CLMBR community and compete to get on the leaderboard with our monthly challenges. Themes and sponsored challenges are sure to keep you engaged and motivated.

MONDAY MORNING CLIMB
3,231'
86
7
133
100
619
32:22

CLMBR Pure
10" Display
For:
Instructor-Directed Environments

07
106
118
245

DYNAMIC METRICS

Engaging real-time visualizations along with tempo, reach, power, distance, and calories. Easily connect your heart rate monitoring device or wireless headphones via bluetooth.

MONDAY MORNING CLIMB
3,231'

WORKOUT SUMMARY

Average performance metrics and totals can be received via text message, allowing users to track and easily share their progress.

WHO'S CLIMBING

USER PROFILE

Using the mobile companion app, users can create an account, view their workout history, join challenges, and track their progress.

3,231'

SOCIAL SHARING

Get a sharable workout summary that you can easily share with your friends via text or social media.

CLMBR

Channels

The CLMBR’s full-body, safe, and easy-to-use design allows for placement into virtually any environment. You can find CLMBR in everything from professional training centers (NBA, UFC, NFL) to thousands of homes across the US.

CLMBR has two hardware configurations that are designed to support specific use cases. The 21” touch screen display is termed the “CLMBR Connected” and is intended for any self-directed environment, such as: health clubs, hotels, multi-family residential gyms, community centers, member clubs, rehabilitation/physical therapy centers, corporate gyms, and private residences. The 10” touch screen version is termed “CLMBR Pure” and is intended for any instructor/trainer-directed environment, such as: boutique training studios, large group fitness, small group fitness, professional/collegiate training facilities, and functional training/Crossfit® gyms.

USE CASES AND TARGET MARKETS

01/ Large Group & Boutique

02/ Small Group & Group X

03/ Health Clubs

04/ Professional & Collegiate Training

05/ Community & Rec Centers

06/ Hospitality & Multi-Family

07/ Rehabilitation & Physical Therapy

08/ Corporate Gyms

09/ Functional Fitness & Crossfit®

10/ Residential

CLMBR

Large Group Fitness: Group climbing is one of the hottest new fitness concepts and is popping up across major markets across the globe. CLMBR is the perfect option for large group climbing concepts, the user-friendly interface and patented open-central design provides a vastly superior experience. CLMBR owns and operates its very own vertical climbing concept (Studio CLMBR) and consults other leading group climbing businesses. Combining CLMBR with weight based strength training provided unmatched workout efficiency and effectiveness.

Small Group & Group X: CLMBR’s small footprint and mobility makes it the perfect option for any small group or group X training environment. Vertical climbing is an excellent complement for virtually any other workout, from weight training to pilates.

Health Clubs: A dominant force in the fitness industry, health clubs are always on the lookout for new workouts that will provide value to their members while adding differentiation to their business. The CLMBR has achieved success with providing health clubs multiple applications. From the cardio floor to underutilized group fitness areas.

Professional & Collegiate Training: Professional and collegiate athletes need to take a specialized approach to their training to ensure that they are ready to perform and most importantly do not get injured during training. CLMBR provides the ultimate high intensity, low impact workout. From the UFC training center to NBA facilities, the CLMBR is trusted among the most elite athletes in the world.

Community & Rec Centers: CLMBR is engineered for everyone and supports the building of community and strong families. Engaging challenges add a level of fun for members as they track their progress on the mobile companion app. The user-friendly, intuitive, low-impact workout is accessible to all abilities levels. The design is both durable and approachable while being easy to maintain. Metric led classes are engaging and drive engagement with the work-out results sent directly to email, allowing members to easily share their milestones and climbs.

Hospitality & Multi-Family: Designed to elevate the guest and resident fitness experience. CLMBR’s modern and sleek design paired with the greatest efficiency full-body workout allows even guests and residents with the tightest schedules to achieve a full-body workout that will leave them energized during their stay. With CLMBR Connected, users can choose climbing classes from an extensive on-demand library based on instructor, music genre, and type of workout, creating a fun and customizable experience. CLMBR’s small footprint and low cost of ownership and maintenance make it an affordable and low space addition to any hotel or multi-family fitness center.

Rehabilitation & Physical Therapy: Climbing has been a staple for rehabilitation for many years; the low impact nature of climbing is easy on the joints and allows for life-long use without negative effects. With CLMBR, the patient is in a partial weight-bearing position that is conducive to successful rehabilitation and exercise of orthopedically and cardiac impaired patients. CLMBR allows for an ergonomic spinal alignment, helping to strengthen your core, improve posture, and help to prevent further injury.

Corporate Gyms: CLMBR provides corporate fitness centers with a solution that is safe, effective, user friendly, and inviting. CLMBR's compact footprint is ideal for even the smallest of spaces, and its low cost and maintenance makes it an affordable addition to your corporate gym. CLMBR allows users to achieve an effective and low-impact workout while tracking your progress with metrics that can be both shared and saved. Fun and engaging challenges provide a perfect way to bring the team together with some friendly and healthy competition!

Functional & Crossfit®: Engineered to go all out. All the time. CLMBR was built for Crossfit ® and functional fitness – mobile, compact and built to last without laborious maintenance. The full-body, low impact nature of climbing is the perfect complement to high-intensity Crossfit® and functional fitness. CLMBR provides members the challenge they are looking for while providing the facility with differentiation and innovation. CLMBR offers a smaller footprint with up to 60% greater efficiency over the typical rower or bike, all while being easily moved by a single person.

Residential: With CLMBR’s sleek and compact design, it is a perfect addition to the home workout experience. The compact design allows for CLMBR to be placed in even the smallest of dwellings. Users will have access to an extensive on-demand library and can participate in live instructor-led climbing classes. CLMBR allows you to be face-to-face with top fitness instructors without leaving the comforts and convenience of home. CLMBR’s high definition large format display and powerful built-in sound system will fully immerse you in a climbing class experience. CLMBR creates a sense of community and helps users stay engaged and motivated from home.

Connected Hardware Platform

Through the FORME brand, we offer two connected hardware products, the FORME Studio (fitness mirror) and the FORME Lift (fitness mirror and cable-based digital resistance), which are currently priced at $2,495 and $6,495, respectively. The FORME products are designed to provide a more integrated and immersive experience than similar products currently on the market. The FORME Studio features a 43-inch 4K ultra high definition (“UHD”) touchscreen display, which is among the largest and highest definition screens in the connected fitness equipment market, as well as two front-facing 12 megapixel (“MP”), wide angle cameras designed to facilitate seamless live interaction with a trainer. The FORME Lift is an add-on to the FORME Studio and features two cable-based resistance arms that can provide up to 100 pounds of resistance per arm. Our products ship with a set of premium accessories that are included with purchase. We also offer add-on accessories, including our barre, a unique accessory that attaches to the FORME Studio or FORME Studio Lift and enables members to incorporate a wooden ballet barre into their barre routines. Sales of our connected fitness hardware products have accounted for the substantial portion of our revenue to date.

HARDWARE OVERVIEW

Goblet Squat

FORME LIFT

- Adjustable arms with 28 unique positions
- JustLift mode for self directed training
- 43″ high definition 4K screen
- Live 1:1 training & on-demand class library
- 200 lbs of total resistance
- Commercial grade construction
- Bluetooth audio and Apple watch connectivity
- Stowable storage cabinet

Goblet Squat

FORME STUDIO

- 43″ high definition 4K screen
- Bluetooth audio and Apple watch connectivity
- Live 1:1 training & on-demand class library
- Commercial grade construction

STANDARD HANDLES
SHORT BAR
ANKLE STRAPS
ROPE GRIP
STOWABLE STORAGE CABINET

The FORME Hardware Platform leverages our digital resistance technology and library of hundreds of Video On-Demand (“VOD” or “On-Demand”) classes to facilitate engaging workout experiences in both commercial and at-home settings. The commercial grade connected fitness hardware products are a marriage of design and technology, combining high level aesthetic quality with robust strength training equipment. For commercial clients, the expertly engineered hardware lends to durability, holding up to a high volume of use. Confidence in the equipment, matched with the design style, leads to greater results and engagement for their residents, members, and employees. All members who purchase the FORME Studio and FORME Studio Lift are able to access the VOD content library through their respective memberships. The cost of membership for class access is included with the commercial purchase.

At-home purchases require a monthly $49 membership. Members are able to search the classes by filtering based on length, difficulty level, type, equipment used, and instructor. Core to VOD content, FORME provides both individual classes and multi-week programs spanning a range of modalities, including strength training, yoga, pilates, mobility, barre and recovery, among others. The multi-week programs offer not only guidance on movements but also progression in challenge. Having goal oriented programming options, sets the FORME product apart from others who focus more on singular workout experiences. By offering a wide variety of workouts, the FORME hardware platform supports a range of user goals and needs, enabling the products to appeal to a broad user base and provide a fitness solution to consumers who may be underserved by traditional free weight options and selectorized machines. Members are able to cancel the membership at any time, after which they could no longer have access to our VOD content or our performance training services.

Digital Services Platform

In addition to the connected hardware products, FORME has developed a proprietary digital services platform through which consumers can access expert performance coaching in different formats, including live and asynchronous as well as 30 and 60 minute durations, which enables our commercial or at-home members to customize their training plans according to their unique needs.

FORME’s digital services platform delivers a consistent, high quality user experience for both the member and coach. Live sessions with performance coaches include value added features like on-screen biometrics, adjustable field of vision for the trainer, and UI elements to provide context as well as motivation to the member during the session. Training packages start at $399 per month for 4 one hour sessions each month. The live 1:1 training program employs a client-centered coaching approach, ensuring the client’s goals and needs are central to the program. The full program includes unlimited asynchronous programming and VOD assignments, supporting the member even when the trainer is not with them. As the program progresses, members are routinely reassessed to track progress toward goals and inform the next phases of the training plan. Additional add-on services are available for nutrition coaching, sleep coaching, and behavior based lifestyle coaching. Currently, the majority of live 1:1 training activity on the platform takes place with at-home customers; however, we see a compelling opportunity for this offering in the commercial market as we provide solutions to a variety of challenges faced by operators of hotels, multifamily buildings, active aging communities and a variety of other commercial settings.

SOFTWARE OVERVIEW

LIVE 1:1 TRAINING

FORME LIFT

FORME STUDIO

FORME MOBILE APP

CLASS CATEGORIES

GOLF

STRENGTH

YOGA

PILATES

BARRE

RECOVERY

MIND

SPECIALTY

FORME Golf

Additionally, as a specialty offering within the digital platform, we offer FORME Golf, a performance training program focused on helping golfers play at their best. Powered by Titleist Performance Institute (TPI) certified coaches, FORME Golf creates a custom program for the member leveraging the TPI movement screen. The resulting program mixes live sessions with custom workouts to address the mechanics of the golf swing as well as develop a greater level of golf fitness.

FORME GOLF

TRAIN LIKE A PRO

PLUG AND PLAY GOLF PERFORMANCE OPTION

The FORME Lift provides country clubs with a comprehensive golf performance offering, encompassing both hardware and expert coaching from Titleist Performance Institute certified trainers.

PURPOSE BUILT HARDWARE

High tech, cable machine with smooth digital resistance is the ideal tool for golf performance training. Custom programming focuses on mobility, strength, stability and power.

CERTIFIED VIRTUAL INSTRUCTION

Provide members with access to FORME's team of Titleist Performance Institute certified trainers for live 1-on-1 personal instruction along with a wide library of on demand fitness content.

FORME’s digital platform is accessible via download or streaming through our connected fitness hardware products or via streaming through our standalone FORME Studio app, which is available through iOS mobile devices, most iOS tablets, Android mobile devices, and Android tablets. Members can access Custom Training and Live 1:1 personal training services through both the connected hardware products and the FORME Studio app, allowing the member to take their training anywhere they go.

The FORME digital platform is the greatest expression of connected fitness with a live coach leading a truly individualized experience. We believe the combination of our proprietary software and immersive content combined with our premium connected fitness hardware products and expert coaching network creates a compelling value proposition for both our commercial and in-home member base as well as our trainers, and can generate attractive recurring membership revenue.

Channels

USE CASES
AND
TARGET MARKETS

COUNTRY CLUBS

MULTI-FAMILY, OFFICE GYMS AND SENIOR LIVING FACILITIES

HOSPITALITY

WORKSHOP

RESIDENTIAL

BOUTIQUE FITNESS

PERFORMANCE CENTERS

Country Club: FORME offers country clubs a comprehensive golf performance offering through the use of our commercial grade connected fitness hardware, the FORME Studio App, and the FORME Golf offering. Uniquely applicable to golf centric training programs, cable based training with the Studio Lift helps replicate many of the positions and stresses experienced while playing golf, supporting the development of strength and power as well as efficient movement. As a space efficient performance solution, the FORME hardware can be installed within golf instruction bays or separate fitness centers as an all in one training area. This allows golf pros to expand their services during instruction and or connect with FORME TPI Certified Fitness Coaches to create a complete golf performance plan via the FORME Golf Program. Additionally, FORME provides members with a full library of content focused on strength, recovery, mobility, and more. The classes can be taken on their own or as part of a full program, increasing the utility of spaces already dedicated to fitness or instruction. FORME extends beyond the hardware, through the use of the Studio App members can bring their training to the golf course and on the road, supporting consistency, engagement, and prep for a round of play.

Multifamily, Hospitality, Office Gyms, Senior Living Facilities: With a wide range of content types and the versatility of the equipment, FORME is a great fit for residential and commercial buildings. Each resident or employee will be able to utilize the filtering function to find a workout option that fits their unique needs and goals. The flexibility of positioning of the lift arms all the equipment to fit any body type or physical need. An opportunity to maximize space, multipurpose rooms that currently sit unused can find new life as an all-in-one training area by adding a FORME Studio or Studio Lift. Existing resident gyms can offer an elevated experience by adding a lift or studio. Beyond access to VOD classes, residents and employees will be able to engage with personal trainers through live 1:1 sessions or custom built workouts, both of which can be taken with them via the FORME Studio App. In the case where in-house trainers are currently employed, the FORME hardware and digital platforms can extend their reach with a wider range of service types, hours available, and member engagement.

Boutique Fitness and Performance Centers: A welcome solution for boutique fitness studios, FORME provides a unique option for owners to offer new experiences to their members. Studios can utilize FORME connected hardware to create specialized, custom small group training formats leveraging in-house fitness professionals and maximizing revenue per hour. Boutique members can elevate their in-person training experience by completing on-demand or custom designed warm up and cool down classes. Existing personal trainers within boutique fitness locations and performance centers can use the FORME hardware and digital platforms can extend their reach with a wider range of service types (virtual 1:1, custom programming), hours of availability, and member engagement in and out of the studio. Additionally, owners can extend their impact on member’s lives through the Studio App, creating studio-wide custom workouts, recommending VOD classes, and scheduling live 1:1 sessions for new members that can be taken at home or when traveling.

Residential: The perfect marriage of aesthetics and function, the FORME hardware fits seamlessly into homes. A space efficient all-in-one performance option, home owners can add a training space without compromising their living space. By adding a FORME Studio Lift or Studio, they receive all the performance and strength benefits of a full gym in the privacy of their home. Adding access to a variety of class types and FORME personal trainers, home owners can have the group fitness and personalized training experience normally reserved for brick and mortar gym spaces. Beyond the hardware, the FORME digital platform allows the in-home benefits to be taken when traveling or outside of the house.

What Sets Us Apart

Connected fitness hardware products with services to address a large and growing market

Our product offering is a combination of premium connected hardware products and performance training services, which we believe significantly differentiates us in our industry. We currently offer three coaching offerings, Video On Demand, through both CLMBR and FORME, and Custom Training and Live 1:1 personal training through FORME. We offer these three coaching services at different price points to enable accessibility and provide choice to our members. We believe the addition of premium connected hardware products, including the FORME Studio (fitness mirror) and the FORME Studio Lift (fitness mirror with digital weight system), and CLMBR (vertical climbing machine), can drive increased customer lifetime values. Our service can also be accessed through our mobile apps, which are available through iOS and Android mobile devices and most iOS and Android tablets, which increases the opportunity for consumer engagement and flexibility. We have designed our product portfolio to be modular and customizable so that our product and service offerings can be tailored to a broad range of fitness goals, budgets, and needs, thereby accessing a larger addressable market. We also view the fact that we in-source development and management of our trainers and the hardware and software through which they reach our members, as a key differentiator that allows us to deliver a high quality and consistent integrated experience across our offerings.

Focus on high value commercial channel enables efficient customer acquisition

Our products are designed for both at-home and commercial use cases. Over the past 12 months, we have allocated a majority of our resources to sales and marketing efforts focused on commercial environments, including multifamily developments, hotels, country clubs, senior living communities and recreation centers. We believe focusing on commercial channels enables us to take advantage of an attractive and more capital light route to market and to acquire customers more efficiently. We leverage third-party distributors to sell our product into commercial channels, and pay variable commissions on units sold. We believe this translates to a better return on capital than the traditional direct to consumer model that requires heavy paid advertising, much of which is invested in advance of unit sales, and thus is less certain from a return perspective. We are able to sell into commercial environments and deliver a high quality use experience there, as our hardware is designed to withstand high levels of usage in commercial environments - a key differentiator relative to other connected fitness products. In addition to commercial grade hardware, we have developed a comprehensive enterprise software experience to support unique needs of our commercial clients, which we believe is another important differentiator relative to other connected hardware competitors.

Our equipment offers versatility and broader applicability to underserved demographics

The US population struggles to meet targets set by the CDC for both strength and cardiovascular training. For example, 69% of US adults failed to meet the goal of strength training twice a week and 53.1% failed to meet the cardiovascular training guidelines. A total of 46.3% met neither goal.

Percent distribution of adults aged 18 and over who met 2018 Physical Activity Guidelines for Americans for aerobic and muscle-strengthening activities: United States, 2020

We believe that in order to address this dynamic, underserved demographic groups need access to new training options that are versatile enough to meet the needs of a broad user base. Our connected hardware platforms, the FORME Studio, Studio Lift, and CLMBR, are applicable to a wide range of user types and are particularly appealing to individuals within the largest segments of the population, baby boomers and gen X, where the benefits of exercise are the greatest. Given this demand, it is increasingly important for commercial environments, such as multifamily residential, hotels, and office space, to have inclusive training options that these individuals feel comfortable using.

SHARE OF US POPULATION BY GENERATION

Silent Generation 5.76%
Baby Boomers 21.16%
Gen Z 20.67%
Millennials 21.75%
Gen X 19.83%

The FORME Studio and Studio Lift offer a wide range of VOD content that can support the most novice to seasoned user. Additionally, with the access to live 1:1 coaching, users in these categories can receive an extremely customized and guided experience. The studio lift, being a cable based resistance platform, has arms that are adjustable to 28 unique positions, ensuring every body type and need is addressed during use. Beyond appealing to a wide range of the population for general strength training needs, the Studio Lift is tailor made for very specialized use cases, such as golf fitness, tennis fitness, and rehabilitative services.

The CLMBR is a commercial grade vertical climber suited for every body and any space, delivering one of the safest and most effective full-body cardiovascular workouts. It provides a low impact workout experience while still supporting high intensity output. This novel form of cardiovascular training ensures everyone, regardless of age and ability, can safely and effectively meet their training needs. With adjustable handle settings, users can ensure proper positioning regardless of height and body type.

Having strength and cardiovascular training offerings that provide for increased versatility relative to traditional formats in the market enables commercial environments to appeal to a broader audience. This leads to increased engagement and retention and long term use of the space.

Premium hardware enables immersive training experiences

Our premium connected hardware products were designed in-house. The FORME Studio and FORME Studio Lift have a 43-inch 4K display, which we believe is currently the largest and highest definition reflective screen in the connected fitness equipment industry, a built-in microphone, and two 12 MP cameras with body detection and tracking technology to enable high quality, two-way video communication between client and trainer and to maximize the field of vision for our trainers such that they can see their clients throughout the live coaching session. The FORME Studio Lift provides digital resistance up to 100 pounds per arm and is able to auto-adjust resistance based on the user’s profile and can be adjusted remotely by the trainer during a live session.

The CLMBR is unlike any other vertical climber that has come before it, in both form, function, and technology. It is the first and only vertical climber with an open central “laddar” design, which has been patented by CLMBR. As a result of the design, it is the first and only vertical climber that positions the display at a comfortable view distance. It is the first and only CLMBR to offer a large-format (21”) landscape screen. It is the first and only vertical climber to offer interchangeable screens. It was also the first vertical to ever offer “connected fitness” technology with interactive app ecosystem and on-demand content and still leads the segment by a considerable margin.

Services offer compelling unit economics

By adding services on top of our connected fitness hardware products, we aim to achieve attractive unit economics relative to others in the smart home gym and commercial connected fitness industry. For example, at a 20%-30% member penetration rate, our performance coaching service offerings increase our average revenue per device by three times relative to VOD content-only membership, and increase gross profit per device by nearly two times. In the commercial sector, access to additional services create an opportunity for increased engagement and penetration of existing and new residents and guests. We believe our service offerings also reduces our reliance on driving volume through brand awareness and product sales, and positions us to achieve attractive levels of annual recurring revenue and profitability.

Engaging VOD content from leading instructors

Our VOD content spans several modalities, including strength, recovery, yoga, pilate, barre, mindfulness and meditation, and other specialty fitness categories. We produce our VOD content both through our highly skilled in-house team and by contracting seasoned content production and creative professionals. Our VOD content features what we believe to be a top fitness instructor talent. Our member services team curates workout programming from our VOD content library for our members, which provides an enhanced experience, an added sense of accountability, and tailored instruction on how to reach their goals.

Additionally, our systems allow us to collect anonymized performance data to understand how our members are engaging with the platform in order to optimize our content development around fitness disciplines, class type, length, music, and other factors. This creates an opportunity to serve our members the content that most directly interests them leading to higher engagement. In the commercial markets, we can create customized content to the specific location as well as meet the unique needs of their residents, guests and employees. The ability to work directly with commercial partners to create and funnel the content that is most impactful for their users, differentiates the FORME platform from others in the industry.

Highly qualified instructors and trainers who continue to advance their skills and expertise through continuing education

We strive to hire highly experienced trainers in the industry to deliver our services. In 2022, we hired approximately 4% of the 1,500 total applicants that we received to be a trainer on our platform. When recruiting our trainers, we seek to ensure that they have a nationally accredited personal training certification (“CPT”) through industry leading organizations, such as NSCA (National Strength and Conditioning Association), ACSM (The American College of Sports Medicine), ACE (American Council on Exercise), NCSF (National Council on Strength and Fitness), and NASM (National Academy of Sports Medicine). In addition to CPT, as of March 31, 2024, we have 32 trainers on board with additional coaching certifications including Precision Nutrition (PN) certifications for nutritional coaching. Once onboard, our trainers go through a proprietary eight-week training curriculum, taught by our team of seasoned fitness industry professionals, prior to being matched with our members. After onboarding and to help retain top talent as our member base grows, we provide our trainers with ongoing education to ensure continued skill advancement in their careers.

Access to multiple, cost-effective customer acquisition channels

We believe our business model positions us to access multiple, cost-effective customer acquisition channels, which in turn presents a compelling value proposition. Our customer acquisition strategy is based on the belief that our technology can be employed to digitize health coaching in other markets. While direct-to-consumer and business-to-business channels can provide the quickest path to initial growth, we have also invested early in developing channels that we believe may yield more cost-effective customer acquisition rates in the future. For example, we anticipate initiating strategic relationships in sport sectors, and expect to continue our expansion into the corporate wellness sector, which we believe can enable us to scale efficiently and reach new target audiences.

Seasoned leadership team of fitness industry professionals

We have assembled a seasoned leadership team that has experience building industry-leading connected fitness and coaching products. Members of our team have extensive expertise in the connected fitness and general health and wellness industries, including previous tenures at highly recognized names in the industry, such as Equinox and Peloton. Our founding team believes deeply that access to high quality on demand content and performance coaching services is key to long lasting fitness outcomes. We believe we have assembled talent with deep experience in both technology and personal training to bring the most advanced virtual health coaching platform to the market.

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

Our current product portfolio, which consists of our FORME Studio, FORME Studio Lift, CLMBR vertical climbing machines and performance coaching services, including our VOD membership, and Live 1:1 personal training, addresses a large consumer base. Leveraging data from the Bureau of Labor Statistics and IHRSA, we estimate that within the U.S. market, approximately 32 million people participate in strength training and over 8 million people participate in personal training services in a given year. Based on information from Fortune Business Insights, we estimate that over $5 billion of fitness equipment was purchased in the United States for in-home use in 2021. For a discussion of the methodology used in estimating participation rates, see “Market, Industry, and Other Data.”

Opportunity

We view our market opportunity in terms of a TAM, which we believe is the market we can reach over the long-term in our current markets with our current and future product and service offerings.

According to our research, we believe our TAM includes nearly 10 million households in the United States. Our TAM consists of households in our current market, the United States, that earn an annual income of $100,000 or greater and have one or more fitness participants in the home. We define a “fitness participant” as someone who engages in some form of fitness training at least once per week.

Compelling Industry and Market Trends

The fitness industry has seen steady growth driven by increased participation in health and wellness activities.

We believe changing generational attitudes towards fitness and increased awareness of the connection between exercise and positive health outcomes are contributing to increased participation, as illustrated below. According to IHRSA, health club industry revenue in the United States grew by approximately 6% annually from 1997 through 2019 (prior to the COVID-19 pandemic), and has demonstrated resilience during times of economic recession, as illustrated below. Since 2019 and reflecting the impact of the COVID-19 pandemic, closures of gyms and health clubs significantly impacted the brick and mortar fitness industry, driving a 57% decrease in overall health club industry revenue from $35 billion in 2019 to $15 billion in 2020, according to IHRSA. Based on data compiled by Piper Sandler, we believe health club revenue has recovered to $28 billion in 2021 as gyms reopened, despite the challenges caused by the COVID-19 pandemic, which we believe indicates the underlying interest in participation in health and wellness remains strong. To this end, industry revenues are expected to reach $35.5B in 2024, reflecting recovery above pre-pandemic levels.

Source: Bureau of Labor Statistics, Sports and Exercise, May 2017 (left), 2021 IHRSA Global Report, compiled by Piper Sandler based on data from other third-parties, including IBISWorld, Morgan Stanley research, and LEK (2021 revenue) (right)

Our products address large and attractive segments within the fitness industry

According to IHRSA’s 2023 U.S. Health & Fitness Consumer Report the two largest segments of the fitness industry in terms of participation rates are strength training and cardiovascular training. Both segments benefit from high levels of awareness amongst the general population and support a growing focus on overall health and well-being as a means of improving longevity - a trend that has accelerated as a result of Covid-19. Within these segments, the FORME and CLMBR products provide a compelling offering, through the combination of hardware and digital services, that is engaging, effective and easy to employ in both a commercial and in-home setting. The FORME and CLMBR hardware is designed to appeal to a broad range of broad user types and experience levels, including demographic segments that are currently underserved by legacy equipment.

While there is broad awareness of the benefits of strength training and cardio, the U.S. population as a whole struggles to meet physical activity targets and maintain a consistent, long term exercise routine. This necessitates a solution that reduces friction and increases participation. According to the Bureau of Labor Statistics, participation in strength training on average is larger than all of cardio equipment combined. Despite high overall participation rates relative to other forms of exercise, strength training under-indexes with two key demographics – women and adults over 55 – where participation rates are 30% and 19%, respectively. We believe there is a significant opportunity to increase participation among these groups by offering more compelling, efficient and customized strength and cardiovascular training equipment options for home and commercial use, particularly when paired with expert coaching and instruction.

2.9%
2.2%
Daily participation rates for adults
Weightlifting
Cardio equipment*

Note: Cardio equipment includes biking (outside and stationary), treadmills, ellipticals, and other cardiovascular equipment
Source: Bureau of Labor Statistics

Source: Bureau of Labor Statistics, Sports and Exercise, 2015-2021

Similarly, cardiovascular training ranks among the highest utilization by gym goers, as reported by IHRSA, at 62.9% indicating they use cardio training equipment. The cardiovascular training category has expanded beyond the brick and mortar gym space with the inclusion of connected fitness for in-home and commercial use. In 2022, cardiovascular training equipment made up 55.25% of the US fitness equipment market as reported by Fortune Business Insights. The cardio equipment category, both in-home and commercial, includes treadmills, stationary bikes, vertical climbers, ellipticals, and steppers.

While the benefits of cardiovascular training are well understood, fitness consumers are often discouraged from continued participation due to injury, required time commitment and/or physical limitations. To this end, one of the most common forms of cardiovascular training, running, has been shown to have anywhere from a 19.4% to a 79.8% incidence of injury as found in a meta analysis in the British Journal of Sports Medicine. CLMBR provides a low impact, highly effective means of supporting cardiovascular health as it offers the user the ability to train at both high and low intensities without significant stress being placed on the body. The unique benefits of vertical climbing - efficient cardio workout, full body strength, cross crawl patterning, and joint friendly movement - put CLMBR and the vertical climbing modality at an advantage relative to other modalities in category, like stair steppers and ellipticals, that primarily target one element of fitness or can create inefficient movements.

The need for health coaching has grown beyond fitness

Traditional offerings in the fitness industry are often “self-serve” in that individuals utilize equipment and gym memberships but often without the guidance of expert health coaching, contributing to low satisfaction and high attrition. According to IHRSA, nearly 50% of new gym members quit within six months of joining a club. Furthermore, the COVID-19 pandemic has driven consumers to focus more on their overall well-being, and turn to physical exercise as a way to improve mental health and increase longevity. We believe health coaching is the most effective way to drive consistency, engagement, and positive outcomes among consumers and is well-aligned to expanding consumer wellness preferences and goals. We deliver coaching services through FORME’s live training offering and CLMBR’s group fitness and other live instructor led modalities.

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

Health coaching and wellness services often result in optimal fitness outcomes because coaches offer expert guidance, accountability, and motivation. According to the 2023 State of the Wellness Industry report, 78% of consumers say wellness is more important than ever and 64% say wellness is more important than other leisure expenses. We believe that these services have historically been inaccessible to many due to cost and lack of convenience. Digitization can lower the cost of personal training and health coaching, primarily due to lower distribution costs relative to gyms. Further, digitization can increase peak capacity and utilization for service providers, and increase convenience for clients.

Demand for omnichannel fitness options

Household trends, work from home, and the rise of mobile technology make it challenging to balance time between family, work, and personal health and wellness, resulting in increasing demand for convenient omnichannel fitness options. The Les Mills Global Fitness Report found 59% of fitness enthusiasts preferred a 60/40 split of live to digital fitness options. No longer wanting to be tethered to a single location, fitness consumers are looking to engage in wellness activities when and where they want, including at home, at work or when traveling. Digitization increases convenience of fitness options for consumers, removing friction and enabling them to increase flexibility to workout when they have the time to do so. This shift is reflected in the growth of wellness real estate, one of the fastest growing sectors in the wellness economy according to the Global Wellness Institute. Between 2020 and 2022, there was a 26% annual growth rate. This shows in purchase decisions of commercial property owners, who are increasingly dedicating space and resources to providing fitness options to their members, tenants and guests. This trend is also seen in the preference of personal trainers and performance coaches who are increasingly becoming attracted to digital platforms, like FORME’s, as well. Digital platforms reduce the time spent on traveling to clients, while value-added tech tools increase efficiency and effectiveness. According to the Personal Trainer Development Center, nearly 83% of trainers plan to offer virtual services compared to 40% of trainers prior to the COVID-19 pandemic.

Growth strategies

Acquire complementary businesses that generate attractive synergies

We acquired CLMBR in February 2024 and believe that there are other compelling business to be acquired. We expect that we will be able to acquire revenue-generating businesses, which would generate higher earnings and cashflow through synergies with our existing business. Our team has significant experience in M&A and we are one of the few companies in our industry with a public currency, which we believe makes us an attractive acquiror.

Leverage well established equipment distributors to scale in commercial channels

We have high value partnerships with distributors, including Woodway, to sell CLMBR and FORME products into a variety of commercial environments. These relationships allow us to leverage the sales knowledge, relationships and specialization of third parties to accelerate our sales initiatives. Importantly, this construct allows us to make the vast majority of our sales related expenses variable, as we typically pay commissions only when units are sold.

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

Target Sport Specific Markets

We intend to reach sport specific markets, specifically golf, tennis and pickleball, which have historically been underserved by the fitness market. Golf is one of the fastest growing sports in the United States. According to the National Golf Foundation, golf participation grew 10% year-over-year surpassing 41.1 million in 2022. In 2023, on-course golfers rose for the fifth consecutive year. Similarly for tennis, according to data from the USTA and the Tennis Industry Association Participation and Engagement Study, in 2022 there were 23.6 million players, a 33% increase since the beginning of 2020. Pickleball has solidified its status as America's fastest-growing sport for the third consecutive year. According to the 2023 Sports & Fitness Industry Association's (SFIA) Topline Participation Report, participation in pickleball almost doubled in 2022, showing an 85.7 percent increase year-over-year and a staggering 158.6 percent increase over the past three years. Each of these sports, as well as others, benefit greatly from high quality strength and conditioning as well as the style of training that can be provided by both a cable based system and vertical climbing. Providing greater access to quality training to support place is a high value service in both commercial and direct to consumer markets.

Our Compelling Value Proposition

For Members

Engaging On-Demand Content - Both in-home and commercial members benefit from having access to the highest quality on-demand content that offers a wide range of options. FORME and CLMBR offer VOD and pre-built workout content that covers a variety of workout types as well as lengths, difficulty levels, and points of focus. The increased accessibility of the FORME and CLBMR platforms ensures everyone, regardless of experience, goal or interests, is able to find an option that fits their needs. Versatile fitness offerings are essential for commercial environments that service a broad base of users.

High-quality trainers – Members in both commercial and in-home settings have flexible access to a quality of trainer typically reserved for brick and mortar settings. Through the FORME digital platform, users can book live sessions with expert trainers without geographic or temporal limitations, making scheduling easier and more accessible. Our trainer recruitment engine was built by seasoned industry veterans from well-known personal training brands employing a very selective hiring criteria, including screening for abilities to connect virtually with members. We utilize a rigorous methodology to match members with trainers who are the best fit for their goals, needs, and preferences. Care with matching ensures a sticky relationship is built and more frequent training schedules are set. Trainers follow a client-centered coaching model, tracking all data and experiences to the stated goal of the member. Once part of FORME, our trainers are taken through in-house continuing education to further elevate their skills and abilities in delivering a high quality service.

More affordable – We believe, based on industry data, that the pricing of our virtual coaching offerings are on average less expensive than a monthly gym membership or the monthly cost of in-person personal training. The average monthly cost of in-person personal training rates at premium gyms is estimated to be $400 per month, according to Lessons.com. Our Custom Training offering provides a full month of customized workouts created by a real personal trainer, and is currently priced at a fraction of the price of personal training. Our monthly VOD membership is currently $49 per month and is less expensive than most monthly gym memberships and monthly spend at boutique fitness classes, according to IHRSA.

We offer qualified customers in the United States 12-, 18-, and 36-month, 0% APR financing programs through Affirm, our third-party financing partner. Our financing programs have successfully broadened our base of members by attracting consumers from a wider spectrum of ages and income levels. In 2023, approximately 7% of all FORME Studio or FORME Studio Lift units sold were financed.

More convenient – Our coaching offering can be accessed through multiple platforms (hardware and mobile) and devices so customers can remain consistent with workouts at home or on the go. Our VOD content, and Custom Training offering, can be accessed at any time, providing members the flexibility to fit workouts into their lifestyle and schedules.

Commercial Clients

Commercial grade equipment - The FORME and CLMBR hardware are engineered to be commercial grade, withstanding a high level of use. Providing users with a durable fitness option is important for confidence in the fitness environment and continued engagement. Additionally, resistance to wear ensures the aesthetics of each equipment option remains at the highest level.

Versatile Application - Both FORME and CLBMR are designed to meet the needs of a broad user base. The hardware of each is adaptable to different body types and sizes, ensuring the user can create the setting that best meets their needs. Through the digital offering, commercial clients can leverage VOD content to support both novice and expert users as well as create welcoming experiences to reduce intimidation through the 1:1 support and member services. Additionally, target specific communities, like golf and tennis, with tailor made content and instruction.

Customizable experience - Tailor VOD content and workout types to the individual commercial environment based on the needs of the user as well as engagement preferences. Offer different engagement types through the use of VOD, 1:1, asynchronous programming. In settings that do not currently offer performance coaching, expand service offering to create new revenue streams through the use of live 1:1 trainers and asynchronous programming designed by expert fitness professionals.

Highest level of service - Offer truly bespoke fitness options through the 1:1 platform where members and users received the greatest level of care and coaching. Provide all the value of a virtual platform with the benefits of live services detached from the limitations of a traditional, brick and mortar setting.

Trainers and Performance Coaches

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

Higher earning potential – Our platform has created new opportunities for trainers to increase their earning potential, driven by increased capacity to take on clients during peak hours. The time saved from commuting can instead be spent with more clients. Additionally, trainers have the ability to expand their service offerings through the FORME platform by offering asynchronous training programs, charging to write training plans that members can do on their own. We believe many trainers also earn more per session with FORME than they typically would in the gym. According to ISSA, on average, gyms take a 40-70% margin on each session, while FORME’s platform is approximately 30% margin for training.

Continuing education – Trainers and instructors on both the FORME and CLMBR platforms have the opportunity to continue their development through our proprietary education program. Upon joining, trainers must complete a mandatory eight-week program focused on honing their virtual training skillset. After onboarding, trainers and instructors are encouraged to participate in continuing education facilitated by our training team in order to advance their skills on our platform, which in turn can increase the fees charged for their training services.

Strategic Relationships

A key component of our strategy is to establish and expand strategic partnerships within the fitness and wellness industry to help accelerate expansion of our business and build our brand recognition. To date, we focused on building strategic relationships in the fitness space, primarily through content collaborations. One relationship that is particularly high value, is our distribution relationship with Woodway USA. They are currently the exclusive commercial distributor of CLMBR and also sell the FORME products to their commercial partners around the world.

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

Our product design, engineering, and research and development organization consists of strong engineering, product, and design teams which collaborate across software, firmware, hardware, quality assurance, program management, product design and product management. Our teams are comprised of individuals with a diverse set of skills and industry experience, including expertise in complex mechanical and electrical/firmware design (with motor systems), scalable distributed systems, video and audio machine learning, artificial intelligence, and user-centric application engineering. Our engineering, product, and design teams work together to bring our products to fruition, from conception and validation to implementation. We improve our existing products through frequent software updates, which are downloaded automatically approximately every month, to deploy new and innovative interactive features. We generally provide a 12-month limited warranty for the FORME Studio and FORME Studio Lift. See “Risk Factors – Risks Related to Our Business and Industry – We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and results of operations.” We are committed to leveraging data to continuously improve our member experience by studying and understanding points of interaction and how our members use our software features. As of March 31, 2024, we had 14 employees across our engineering functions, including 1 employee in our product design and product management functions. Our engineering and product teams are located in the United States.

Video streaming and storage are provided by third-party cloud providers. By leveraging these third parties, we are able to focus our resources on enhancing our products and developing new software features. In addition, our technology platform is designed with redundancy and high utilization capacity in order to minimize member service disruption.

Sales and Marketing and Member Support

Our goal is to increase brand awareness and purchase intent for our products and services as a means of driving purchases of our products. We have historically marketed our products through various paid channels including Facebook and Google, as well as through unpaid channels driven by referrals and public relations initiatives. We use a combination of brand and product-specific performance marketing to build brand awareness and generate sales of our products and services. Our marketing strategies have focused on product education and broadening our demographic reach. Our target demographic segments include members making greater than $100,000 in annual household income.

Recently we have been leveraging relationships with third party distributors as a means of generating sales to commercial clients. These relationships allow us to leverage our partners relationships and expertise through a variable, commission-based cost structure.

In support of our direct to consumer business, we have historically promoted our products and brand through various means, including digital marketing and online advertising, press releases, contributed articles, speaking opportunities, trade events, customer events, public relations, and industry analyst relations. We believe video has been the most effective medium to communicate the features of our offering. We market through advertisements on social media to reach our target audience, focusing on incremental return on investment. This model allows us to conduct frequent tests in our sales channels, including testing our brand creative and messages, allowing us to further optimize marketing spend. We also selectively test alternative marketing channels, such as podcasts, connected TV, and direct mailing.

Multi-Channel Sales Model

We sell our products to customers through a multi-channel sales platform that includes e-commerce, inside sales and third party distribution relationships.

•
E-Commerce and Inside Sales: Our desktop- and mobile-compatible website provides an elevated brand experience where visitors can learn about our products and services and access product reviews. Our inside sales team engages with customers by phone, email, and online chat on our websites, and offers one-on-one sales consultations seven days a week.

•
Commercial: We believe that the commercial and corporate wellness channels are important to our ability to scale unit sales and drive hands-on product experiences and brand awareness amongst large and relevant audiences. We believe our products provide unique value to property owners and their patrons in wide variety of settings and that by providing access to our platform commercial settings we are able to keep our members engaged will at home (eg, multifamily housing), during travel (eg, hospitality) or at work (eg, corporate office), creating further member engagement, loyalty, and convenience. Additionally, placements in the commercial channel provide us with a valuable opportunity to facilitate physical, on-product experiences outside of a store or showroom, which can be an high value source of lead generation for at-home customers.

Member Support Services

Our member support team encompasses our member support and engagement staff and our field operations team. Our member support and engagement staff identifies, evaluates, and implements new ways to promote engagement with our members and to help members reengage with our platform when activity has lapsed, such as monitoring member activity and reaching out via email in the absence of recent activity generally within the preceding three months. The member support and engagement staff also assists members from initial onboarding through the entirety of the membership experience, including answering general questions, assisting members with matching and changing personal trainers depending on a member’s preferences, addressing other member questions and concerns regarding their fitness goals and experience, and curating weekly personalized fitness programs free of charge to suit each member’s fitness level, needs, preferences, and goals. We also utilize additional third-party support services in areas such as web chat messaging and customer relationship management tools, and intend to increasingly do so as we grow in order to efficiently scale.

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

Manufacturing

We outsource the manufacturing of our products to multiple manufacturing partners located primarily in Taiwan and mainland China. We believe this outsourced manufacturing approach allows us to focus our resources on the design, development, quality and reliability management, marketing, and sales of our products. In addition, we believe that outsourcing our manufacturing activities provides us with the flexibility needed to respond to new market opportunities, simplifies our operations, reduces risk, and significantly reduces our capital commitments. The components and parts used in our products are sourced either directly by us or on our behalf by our manufacturing partners from a variety of component suppliers. We have strict qualification processes to qualify new suppliers, components, and parts. We have a supply chain team which coordinates the relationships between our manufacturing partners and component suppliers. This team is responsible for cost, quality, and efficiency in the manufacturing processes and for ensuring that timely delivery is made. We regularly audit our existing manufacturing partners, and component suppliers, and evaluate new partners and suppliers, to help ensure that we can scale our manufacturing base as we grow our business.

We do not have long-term supply agreements with most of our third-party manufacturing partners, and we purchase from our primary manufacturers on a purchase order basis. Our product purchase orders outline the delivery terms of our agreement with these manufacturing partners. Our manufacturing partners must follow our product design specifications, quality assurance programs, and manufacturing standards. We have developed preferred relationships with our partners to maintain access to the resources needed to scale seasonally and ensure our manufacturing partners have the requisite experience to produce our products and accessories. We pay for and own certain equipment specifically required to manufacture our products. We have purchase commitments based on our purchase orders for certain amounts of goods, work-in-progress and components.

We depend on these third parties to supply us with products of a requested quantity in a timely manner that meets our standards for cost and manufacturing quality. If our current third-party manufacturing partners cannot perform as agreed, we may be required to replace those manufacturers. We may be unable to establish any agreements with third-party manufacturing partners or to do so on acceptable terms, in particular with respect to the manufacture and supply of our equipment. Although we believe that there are potential alternative suppliers, we may incur added costs and delays in identifying and qualifying any such replacement. In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible, and develop contingency plans for responding to disruptions, including maintaining adequate inventory of any single source components and products. To date, we have not experienced material delays in obtaining any of our components or products.

We subject our third-party manufacturing partners to our standard qualification requirements to meet our quality and reliability standards. Our Taiwan-based team supports quality control activities in conjunction with each of our manufacturers’ on-site teams. To help ensure consistent quality, we routinely perform product audits on non-core suppliers and staff full-time supplier quality engineers at core product manufacturing sites. We believe our ability to work closely with our third-party partners to optimize the manufacturing and production processes for our products provides us with a meaningful competitive advantage.

In addition to a stringent list of qualification tests that take place prior to releasing our designs to manufacturing, Manufacturing quality testing takes place in two stages: first, before the product leaves Taiwan, and second, at our warehouse facility in the United States, prior to installation at the customer’s location. For example, we conduct in process quality checks at various stages of production and “end of line” final tests which serve as quality controls at the end of the manufacturing line in Taiwan or China and must be completed before the product can be shipped to us in the United States. Once we receive the product, we again inspect units and validate the product again before installation at the user’s home, giving us a secondary degree of quality assurance before a user engages with the product. We provide various physical and user interface safety features to guide users on how to interact with the product safely and obtain all necessary product qualifications.

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

Patents

As of March 31, 2024, we owned (i) more than 33 issued patents and/or pending applications in the United States and (ii) more than 114 issued patents and more than 31 pending patent applications in foreign jurisdictions. The inventions covered by our patent and patent application portfolio primarily relate to various hardware and software inventions that may or may not be embodied in our current or future products. The issued United States patents are expected to expire between 2036 and 2040. We periodically review our development efforts to assess the existence and patentability of new intellectual property. We expect to continue to file patent applications in the United States and abroad covering technologies and productions considered to be important to our business. We seek to protect proprietary technology related know-how that is not covered by our patent portfolio as trade secrets through contracts and policies to the extent that we believe it to be beneficial and cost-effective.

Trademarks

As of March 31, 2024, we owned (i) five registered trademarks in the United States; (ii) five registered trademarks in various states; and (iii) two trademark grants of protection covering the United Kingdom and European Union via an International Registration. We expect to continue to file trademark applications in the United States and abroad covering trademarks considered to be important to our business.

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

Human Capital Resources

General

As of March 31, 2024, we had 28 full-time equivalent employees located in the United States and 8 full-time equivalent employees located in Taiwan across manufacturing and supply chain functions. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We also engage fitness instructors and fitness content production personnel on an independent contractor basis. Our utilization of independent contractors fluctuates significantly depending on several factors, including the growth of, and demand for new fitness content by, our member base. For example, from January 1, 2021 through March 31, 2022, we engaged more than 165 independent contractors to produce additional content due to increased demand for On-Demand classes.

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

In order to motivate our team to perform to the best of their abilities and achieve both our short- and long-term objectives, we offer a combination of competitive base salary, time-based equity incentives and discretionary bonuses, which have generally been linked to financial performance that are designed to motivate and reward personnel with annual grants of stock-based incentive compensation awards, some of which vest over a period of four years. We offer competitive benefits tailored to local markets and laws and that are designed to support employee health, welfare and retirement; examples of such benefits include paid time off; remote working/work from home flexibility, 401(k), basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; and flexible spending accounts.

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

Cybersecurity

We are in the process of designing and implementing a security program consisting of policies, procedures, and technology intended to maintain the security and integrity of our information, systems and networks. Among other things, the program includes controls designed to limit access to systems, networks, and data, prevent unauthorized access or modification, and monitor for threats.

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

Facilities

Our corporate headquarters are located in Austin, Texas, where we hold a lease that has a monthly fee of $99 and variable cost based on usage. We have a small office in Taiwan that is primarily used for supply chain and manufacturing purposes and CLMBR studio in Denver, CO that is primarily used to facilitate live classes on a weekly basis.

We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we continue to add employees and grow our business. We believe that new spaces will be available at reasonable terms in the future in order to meet our needs.

Legal Proceedings

From time to time, we may become involved in additional regulatory investigations or legal proceedings arising in the ordinary course of our business. We are not currently a party to any regulatory investigations or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation could have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Changes in Internal Control over Financial Reporting

As of March 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

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

In preparing our financial statements as of and for the three months ended March 31, 2024 and December 31, 2023, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; (2) certain system limitations in our accounting software and the overall control environment (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists and (4) the lack of sufficient processes and precise review and procedures to ensure the proper accounting for stock based compensation expenses, and the recording of those expenses completely and accurately in the appropriate period.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the three months ended March 31, 2024, as we expect to implement new software in 2024. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of March 31, 2024, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of our initial public offering.

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

Part II - Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings please refer to Note 14 - Commitments and Contingencies in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our business, financial condition, or results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K and our other filings with the SEC.

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, no such plans or arrangements were adopted or terminated, including by modification.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On April 19, 2024, the Company filed a Certificate of Amendment to the previously filed Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Amendment”).

The Series A Amendment increased the designated amount of shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, from five million (5,000,000) to seven million (7,000,000).

The foregoing description of the Series A Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Series A Amendment, a copy of which is attached as Exhibit 3.3 to this Quarterly Report and incorporated herein by reference.

Item 6. Exhibit

Exhibit No.	Description
3.1

Certificate of Designation of Series A Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2024).

3.2

Certificate of Designation of Series B Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

3.3	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock

4.1	Form of Warrant 1 (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

4.2	Form of Warrant 2 (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

4.3	Warrant to Purchase Common Stock, issued February 20, 2024 (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 26, 2024).

10.1

Amended and Restated Asset Purchase Agreement, dated January 22, 2024, by and among CLMBR, INC, CLMBR1, LLC and Interactive Strength Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 23, 2024).

10.2

Note Purchase Agreement, dated February 1, 2024, by and among Interactive Strength Inc. and CLMBR Holdings LLC and Treadway Holdings LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.3

Securities Purchase Agreement, dated February 1, 2024, by and between Interactive Strength Inc. and Treadway Holdings LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.4

Credit Agreement, dated February 1, 2024, by and between Interactive Strength Inc. and Vertical Investors LLC (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.5†

Exclusive Distribution Agreement, by and between Interactive Strength Inc. and Woodway USA, Inc., dated February 20, 2024 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 26, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Formatted as Inline XBRL and Contained in Exhibit 101.

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

INTERACTIVE STRENGTH INC.

Date: May 20, 2024	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: May 20, 2024	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)