Form 10-Q
period 2024-06-30
Interactive Strength, Inc.
filed 2024-08-14
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________

Commission File Number: 001-41610

INTERACTIVE STRENGTH INC.

(Exact name of Registrant as specified in its charter)

Delaware	82-1432916
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1005 Congress Ave, Suite 925 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 885-0035

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	TRNR	The Nasdaq Stock Market LLC

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 9, 2024, the registrant had 4,012,208 shares of common stock, $0.0001 par value per share, outstanding.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$156	$—
Accounts receivable, net of allowances	259	1
Inventories, net	5,373	2,607
Vendor deposits	1,830	1,815
Prepaid expenses and other current assets	652	933
Total current assets	8,270	5,356
Property and equipment, net	237	444
Right-of-use-assets	567	283
Intangible assets, net	7,750	2,254
Long-term inventories, net	3,384	2,908
Vendor deposits long term	310	309
Deferred offering costs	299	—
Goodwill	13,551	—
Other assets	3,397	5,248
Total Assets	$37,765	$16,802
Liabilities, preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$13,604	$10,562
Accrued expenses and other current liabilities	3,323	906
Operating lease liability, current portion	327	54
Deferred revenue	207	77
Loan payable	12,177	5,806
Senior secured notes	—	3,096
Income tax payable	7	7
Derivatives	938	122
Convertible note payable	5,016	904
Total current liabilities	35,599	21,534
Operating lease liability, net of current portion	265	229
Other long term liabilities	1,350	—
Warrant liabilities	138	591
Total liabilities	$37,352	$22,354
Commitments and contingencies (Note 14)
Stockholders' equity (deficit)
Series A preferred stock, par value $0.0001; 10,000,000 and 0 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 6,868,865 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1	—
Series B preferred stock, par value $0.0001; 1,500,000 and 0 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 1,500,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	—	—
Common stock, par value $0.0001; 900,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 1,172,777 and 354,802 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	7	7
Additional paid-in capital	189,210	161,252
Accumulated other comprehensive income	137	100
Accumulated deficit	(188,942)	(166,911)
Total stockholders' equity (deficit)	413	(5,552)
Total liabilities, preferred stock and stockholders' equity (deficit)	$37,765	$16,802

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Fitness product revenue	$258	$224	$311	$296
Membership revenue	207	32	362	56
Training revenue	156	60	311	121
Total revenue	621	316	984	473
Cost of revenue:
Cost of fitness product revenue	(347)	(427)	(726)	(1,169)
Cost of membership	(982)	(939)	(2,000)	(1,901)
Cost of training	(172)	(88)	(337)	(191)
Total cost of revenue	(1,501)	(1,454)	(3,063)	(3,261)
Gross loss	(880)	(1,138)	(2,079)	(2,788)
Operating expenses:
Research and development	2,474	2,326	4,497	5,439
Sales and marketing	112	591	368	1,191
General and administrative	4,416	7,883	10,378	23,730
Total operating expenses	7,002	10,800	15,243	30,360
Loss from operations	(7,882)	(11,938)	(17,322)	(33,148)
Other income (expense), net:
Other (expense) income, net	(1,109)	87	(1,533)	204
Interest expense	(2,919)	(1,436)	(4,919)	(1,228)
Gain upon debt forgiveness	—	—	—	2,595
Loss upon extinguishment of debt and accounts payable	(666)	—	(1,732)	—
Change in fair value of convertible notes	—	(171)	(316)	(252)
Change in fair value of earnout	1,300	—	1,300	—
Change in fair value of derivatives	(809)	—	(755)	—
Change in fair value of warrants	1,448	(144)	3,246	2,266
Total other income (expense), net	(2,755)	(1,664)	(4,709)	3,585
Loss before provision for income taxes	(10,637)	(13,602)	(22,031)	(29,563)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(10,637)	$(13,602)	$(22,031)	$(29,563)
Net loss per share - basic and diluted	$(17.48)	$(40.78)	$(42.89)	$(112.48)
Weighted average common stock outstanding—basic and diluted	608,655	333,519	513,674	262,827

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(10,637)	$(13,602)	$(22,031)	$(29,563)
Other comprehensive loss:
Foreign currency translation (loss) gain	(2)	(136)	37	(251)
Total comprehensive loss	$(10,639)	$(13,738)	$(21,994)	$(29,814)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Common Stock		Class A Common Stock		Class B Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	—	$—	—	$—	—	$—	60,417	4	856	$—	—	112,436	365	(115,538)	(2,733)
Issuance of Common stock	—	—	—	—	—	—	216,923	3	—	—	—	—	—	4,449	—	—	4,452
Issuance of Common stock upon conversion of Class A Common Stock	—	—	—	—	—	—	60,417	4	(60,417)	(4)	—	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	16,161	—	—	14	—	—	14
Issuance of Common stock upon conversion of Class B Common Stock	—	—	—	—	—	—	17,017	—	—	—	(17,017)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	15,057	—	—	15,057
Net exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	323	—	—	323
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,961)	(15,961)
Balances at March 31, 2023	—	$—	—	$—	—	$—	294,357	$7	—	$—	—	$—	$—	$132,279	$250	$(131,499)	$1,037
Initial public offering, net of issuance cost of $1.2 million	—	—	—	—	—	—	37,500	—	—	—	—	—	—	10,820	—	—	10,820
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	14,129	—	—	—	—	—	—	4,521	—	—	4,521
Exercise of stock warrants	—	—	—	—	—	—	8,477	—	—	—	—	—	—	2,468	—	—	2,468
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	4,510	—	—	4,510
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,602)	(13,602)
Balances at June 30, 2023	—	$—	—	$—	—	$—	354,463	$7	—	$—	—	$—	$—	$149,991	$114	$(145,101)	$5,011

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Common Stock		Class A Common Stock		Class B Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	—	—	—	—	354,802	7	—	—	—	—	—	161,252	100	(166,911)	(5,552)
Issuance of preferred stock Series A upon conversion of debt	—	—	3,430,895	1	—	—	—	—	—	—	—	—	—	10,082	—	—	10,082
Subscription receivable for issuance of Series A preferred stock	—	—	1,500,000	—	—	—	—	—	—	—	—	—	(3,000)	—	—	—	(3,000)
Issuance of preferred stock series B upon acquisition of CLMBR, Inc.	1,500,000	2,688	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of CLMBR, Inc.	—	—	—	—	—	—	35,723	0	—	—	—	—	—	1,014	—	—	1,014
Issuance of Common stock upon waiver to enter into Note Agreement	—	—	—	—	—	—	6,250	0	—	—	—	—	—	177	—	—	177
Issuance of shares upon issuance of convertible notes	—	—	—	—	—	—	18,750	0	—	—	—	—	—	547	—	—	547
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	32,777	0	—	—	—	—	—	692	—	—	692
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	37,149	0	—	—	—	—	—	866	—	—	866
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	394	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	3,586	—	—	3,586
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss			—	—	—	—	—	—	—	—	—	—	—	—	—	(11,394)	(11,394)
Balances at March 31, 2024	1,500,000	$2,688	4,930,895	$1	—	$—	485,845	$7	—	$—	—	$—	$(3,000)	$178,216	$139	$(178,305)	$(2,942)
Issuance of preferred stock Series A upon conversion of debt	—	—	1,562,970	0	—	—	—	—	—	—	—	—	—	2,368	—	—	2,368
Subscription receivable for issuance of Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	3,000	—	—	—	3,000
Reclassification of series B preferred stock to permanent equity	(1,500,000)	(2,688)	—	—	1,500,000	0	—	—	—	—	—	—	—	2,955	—	—	2,955
1 for 40 reverse stock split share round up	—	—	—	—	—	—	100,312	—	—	—	—	—	—	—	—	—	—
Registered direct offering, net of issuance costs of $0.2 million	—	—	—	—	—	—	142,046	0	—	—	—	—	—	809	—	—	809
Registered direct offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	(74)
Issuance of Common stock from At the Market offering, net of issuance costs of $0.1 million	—	—	—	—	—	—	162,378	0	—	—	—	—	—	405	—	—	405
At the Market offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	7,918	0	—	—	—	—	—	65	—	—	65
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	251,084	0	—	—	—	—	—	1,084	—	—	1,084
Issuance of shares upon conversion of warrants	—	—	375,000	0	—	—	—	—	—	—	—	—	—	480	—	—	480
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	23,112	0	—	—	—	—	—	92	—	—	92
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	82	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	2,860	—	—	2,860
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,637)	(10,637)
Balances at June 30, 2024	—	$—	6,868,865	$1	1,500,000	$0	1,172,777	$7	—	$—	—	$—	$—	$189,210	$137	$(188,942)	$413

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(22,031)	$(29,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	(36)	228
Depreciation	346	516
Amortization	3,370	2,719
Non-cash lease expense	128	53
Inventory valuation loss	—	261
Stock-based compensation	6,291	18,938
Loss on extinguishment of debt and accounts payable	1,732	—
Gain upon debt forgiveness	—	(2,595)
Interest expense (income)	1,561	(77)
Amortization of debt discount	3,358	1,305
Common stock issued to lender in connection with entering Equity Line of Credit Agreement	368	—
Change in fair value of convertible notes	316	252
Warrants issued to service providers and warrant issuance expense	1,116	442
Loss on exchange of warrants for equity	358	—
Change in fair value of earnout	(1,300)	—
Change in fair value of derivatives	755	—
Change in fair value of warrants	(3,246)	(2,266)
Changes in operating assets and liabilities
Accounts receivable	(124)	(14)
Inventories	173	(662)
Prepaid expenses and other current assets	374	(62)
Vendor deposits	46	323
Deferred offering costs	(11)	—
Other assets	—	(17)
Accounts payable	298	(178)
Accrued expenses and other current liabilities	1,263	(773)
Deferred revenue	(131)	29
Operating lease liabilities	(134)	(59)
Net cash used in operating activities	(5,160)	(11,200)
Cash Flows From Investing Activities:
Acquisition of internal use software	—	(343)
Acquisition of business, cash paid, net of cash acquired	(1,447)	—
Acquisition of software and content	40	(525)
Net cash used in investing activities	(1,407)	(868)
Cash Flows From Financing Activities:
Payments of loans	(745)	—
Proceeds from loans	1,280	—
Proceeds from issuance of related party loans	400	275
Payments of related party loans	(427)	(377)
Proceeds from issuance of common stock upon offering, net of offering costs	809	10,820
Payments of offering costs	(74)	(1,308)
Proceeds from senior secured notes	—	2,000
Payments from senior secured notes	—	(2,000)
Redemption on convertible notes	(212)	—
Proceeds from issuance of convertible notes, net of issuance costs	4,756	—
Proceeds from the issuance of common stock A	—	4,247
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	405	—
Proceeds from the exercise of common stock options and warrants	92	30
Proceeds from the issuance of common stock from equity line of credit	389	—
Net cash provided by financing activities	6,673	13,687
Effect of exchange rate on cash	50	(442)
Net Change In Cash and Cash Equivalents	156	1,177
Cash and restricted cash at beginning of year	-	226
Cash and restricted cash at end of year	$156	$1,403
Supplemental Disclosure Of Cash Flow Information:
Property & equipment in accounts payable	18	18
Inventories in accounts payable and accrued expenses	739	815
Issuance of common stock and series B preferred stock for the acquisition of business	3,969	—
Offering costs in accounts payable and accrued expenses	407	3,299
Issuance of series A preferred stock through conversion of debt	12,453	—
Exercise and exchange of stock warrants	480	2,468
Conversion of convertible notes into common stock	1,949	4,521
Right-of-use assets obtained in exchange for new operating lease liabilities	—	313
Decrease in right-of-use asset and operating lease liabilities due to lease termination	—	61
Issuance of common stock from convertible notes	547	—
Issuance of common stock from rights offering	—	202
Net exercise of options	—	323
Stock-based compensation capitalized in software	155	—

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Presentation

Description and Organization

Interactive Strength Inc. (the "Company") is the parent company of two leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR and FORME. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR and FORME offer unique fitness solutions for both the commercial and at-home markets. Our Members are defined as any individual who has a Forme or CLMBR account through a paid connected fitness membership.

Reverse Stock Split

On June 13, 2024, the Company, filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share, at a rate of 1-for-40 (the “Reverse Stock Split”), effective as of 9:00 a.m. Eastern Time on June 14, 2024.

The Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding from 26,581,056 shares to 664,526 shares, subject to adjustment for the rounding up of fractional shares. Accordingly, each holder of Common Stock now owns fewer shares of Common Stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Split (other than as a result of the treatment of fractional shares). Common stock issued pursuant to the Reverse Stock Split remains fully paid and nonassessable, without any change in the par value per share.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on June 14, 2024. The trading symbol for the Common Stock remains “TRNR.” The new CUSIP number for the Common Stock following the Reverse Stock Split is 45840Y203.

Initial Public Offering

In May 2023, the Company closed its initial public offering ("IPO") in which we issued and sold 37,500 shares of common stock at a public offering price of $320.00 per share and excluding shares sold in the IPO by certain of our existing stockholders. Total proceeds, after deducting underwriting commissions of $1.2 million and other offering expenses of $4.6 million, was $6.2 million.

Acquisition of CLMBR, Inc.

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 1,428,922 shares of the Company’s common stock with a fair value in the aggregate of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with a fair value in the aggregate of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million, and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the six months ended June 30, 2024, the Company incurred a net operating loss of $17.3 million and used net cash in its operations of $5.1 million. As of June 30, 2024, the Company had an accumulated deficit of $188.9 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $0.2 million of cash or cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
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
•
As of June 30, 2024, the Company had total outstanding debt of approximately $17.2 million, all of which was classified as current in the accompanying condensed consolidated balance sheet. Approximately $5.1 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 20. Several of these loans matured prior to June 30, 2024, but their repayment has been temporarily waived. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
As previously disclosed, on August 22, 2023, the Listing Qualifications staff (the “Staff”) of Nasdaq had notified the Company that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule”). On February 16, 2024, the Company filed a Form 8-K stating that as of February 15, 2024, as a result of the Company’s debt conversion and acquisition, the Company believed it had regained compliance with the Rule. Based on this representation, the Staff notified the Company that it regained compliance with the Rule; however, the Staff noted that if the Company failed to evidence compliance upon filing its periodic report for the period ended March 31, 2024, it may be subject to delisting. On May 22, 2024, the Company received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company no longer complies with the Rule. Specifically, the Staff noted that the Company’s stockholders’ equity reported in its Form 10-Q for the period ended March 31, 2024 did not satisfy the minimum $2,500,000 stockholders’ equity requirement for continued listing. The Company appeared before a Hearings Panel (the “Panel”) on July 16, 2024. At the hearing, the Company presented a plan to regain compliance with the Rule. On August 6, 2024, the Company received a letter from the Panel stating that the Panel has determined to grant the request of the Company to continue its listing on the Nasdaq Stock Market until November 14, 2024. The Company’s continued listing is subject to the condition that on or before November 14, 2024, i) the Company files a Form 10-Q for the period ending September 30, 2024, describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the Equity Rule and provide an indication of its equity following those transactions; and ii) the Company provides the Panel with income projections for the next 12 months. There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will stay the suspension of the Company’s securities. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2023 and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2024 the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statement of convertible preferred stock and stockholders' equity (deficit) as of June 30, 2024 and condensed consolidated statements of cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The results for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, fair value measurements, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, stock-based compensation expense, warrant liabilities, accrual of acquisition earn-outs, estimated legal accruals, valuation of deferred taxes, valuation of derivatives, fair value of goodwill and other intangible assets, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the condensed consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of June 30, 2024 and 2023, substantially all of the Company’s long-lived assets are held in the United States.

Cash

Cash consists of cash on deposit in banks.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the condensed consolidated balance sheet date that are related to the IPO. The Company incurred offering costs amounting to $4.6 million through the IPO and subsequently classified the costs to additional paid in capital in 2023.

The Company incurred offering costs amounting to $0.3 million related to a Public Offering completed in July 2024. See Note 22 for a detailed description of the Public Offering.

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

Inventories, net

Inventories, which are comprised of raw materials and finished goods, are stated at the lower of cost or net realizable value, with cost determined using actual costs. The Company maintains inventory in a third-party warehouse. Reserves are established to reduce the cost of inventories to their estimated net realizable value and are reflected in cost of revenues in the condensed consolidated statements of operations. The Company assessed the obsolescence reserve by evaluating factors such as inventory levels, historical sales, and the remaining life of its products. Inventory losses are written-off against the reserve. Inventory not expected to be sold in the next twelve months is classified as long-term in the accompanying condensed consolidated balance sheets.

Vendor Deposits

Vendor deposits represent prepayments made to the third-party manufacturers of the Company’s inventory. In general, the Company’s manufacturers require that the Company pay a portion of the costs for a manufacturing purchase order in advance, with the remaining cost being invoiced upon delivery of the products. Prior to receipt of the goods, any costs associated with the prepayments made by the Company are reflected as vendor deposits on the Company’s condensed consolidated balance sheets.

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

The Company’s business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, the Company has recognized one impairment with regards to the carrying value of its content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $1.3 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively.

Capitalized Software Costs

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life is three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the quarter ended June 30, 2024.

During the six months ended June 30, 2024 and year ended December 31, 2023, the Company capitalized $0.0 million and $0.4 million, respectively, under ASC 350 included in intangible assets.

During the six months ended June 30, 2024 and year ended December 31, 2023, the Company capitalized $0.1 million and $1.9 million, respectively, under ASC 985 included in other assets.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Capitalized software and internal-use software	3 years

Music Royalty Fees

The Company recognizes music royalty fees as these fees are incurred in accordance with the terms of the relevant license agreement with the music rights holder. The incurrence of such royalties is primarily driven by the number of paid subscribers each month and it is classified as cost of membership and training within the Company’s statement of operations. The Company’s license agreements with music rights holders generally include provisions for advance royalties as well as minimum guarantees. When a minimum guarantee is paid in advance, the guarantee is recorded as a prepaid asset and amortized over the shorter of the period consumed or the term of the agreement. As of June 30, 2024 and December 31, 2023, there were no music guarantee-related prepaids.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts payable, accrued expenses, derivatives, convertible notes, contingent consideration and warrants. The carrying amounts of current financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, and derivatives approximate their fair values due to the short-term nature of these instruments.

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

Leases

The Company adopted the Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”) as of January 1, 2022, using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under Accounting Standards Codification (“ASC”) 840, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the condensed consolidated balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

Bridge Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for our November 2023 Bridge Notes. In accordance with ASC Topic 825, we record these bridge notes at fair value with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the bridge notes were expensed as incurred and were not deferred. In addition, the bridge notes meet other applicable criteria for electing fair value option under ASC Topic 825. The November 2023 Bridge Notes were converted to Series A Preferred Stock in February 2024 and March 2024. As of June 30, 2024 and December 31, 2023, there were $0.0 million and $1.7 million, respectively, of notes outstanding measured at fair value related to the November 2023 Bridge Notes.

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

In May 2023, upon closing of the Company's IPO, the convertible notes were converted into an aggregate of 14,129 shares of common stock.

In connection with the Company’s issuance of the December 2023 Convertible Notes (the “December 2023 Notes”), the Company bifurcated the embedded conversion option and redemption rights and recorded the embedded conversion option and redemption rights as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815,

Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheets as convertible note payable and the embedded derivatives, respectively. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in other income (expense). See Note 10 for further details.

The Company issued Convertible Notes in February 2024 (the “February 2024 Notes”). The convertible debt is presented on the condensed consolidated balance sheet as convertible note payable. The convertible debt is carried at amortized cost. See Note 10 for further details.

Warrants

The Company accounts for common stock warrants as either equity-classified instruments or liability-classified instruments based on an assessment of the warrant terms. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to our Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding. The warrants are revalued on each subsequent condensed consolidated balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded in the condensed consolidated statements of operations and comprehensive loss.

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

Advertising Costs

Advertising and other promotional costs to market the Company’s products are expensed as incurred. Advertising expenses were $0.02 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, and are included within sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiaries, Interactive Strength UK and Interactive Strength Taiwan, is the United States dollar. All foreign currency transaction gains and losses are recognized in the condensed consolidated statements of operations and comprehensive loss through other income (expense). The Company did not recognize any material currency transaction gains or losses during the three and six months ended June 30, 2024 and 2023.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three months ended June 30, 2024 and 2023, comprehensive loss included $0.002 million and $0.1 million of foreign currency transaction losses, respectively. For the six months ended June 30, 2024 and 2023, comprehensive loss included $0.04 million of foreign currency transaction gains and $0.3 million of foreign currency transaction losses, respectively.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles —Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. As of June 30, 2024 there was no goodwill impairment. For additional information refer to Note 6—Goodwill and Intangible Assets.

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

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the six months ended June 30, 2024 and 2023, there was no impairment of the identified intangible assets.

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

4.
Inventories, net

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Finished products	$5,373	$2,607
Finished products - Long Term	2,806	2,376
Raw materials - Long Term	578	532
Total inventories, net	$8,757	$5,515

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in our Taiwan facility that will be shipped to our manufacturing partners and will not be used within one year.

Total inventory of $3.5 million was acquired in the Acquisition and recorded at fair value on the acquisition date. Refer to Note 21 Acquisitions for more information.

5.
Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Pre-production tooling	$3,094	$3,094
Machinery and equipment	191	125
Leasehold improvements	186	113
Furniture and fixtures	25	25
Software and technology development asset	13	13
Total	3,509	3,370
Less: Accumulated depreciation	(3,272)	(2,926)
Total property and equipment, net	$237	$444

Depreciation expense amounted to $0.2 million and $0.2 million for each of the three months ended June 30, 2024 and 2023, respectively. Depreciation expense amounted to $0.3 million and $0.5 million for each of the six months ended June 30, 2024 and 2023, respectively.

6.
Goodwill and Intangible Assets, net

Identifiable intangible assets, net consist of the following:

	As of June 30,			As of December 31,
	2024			2023
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-Use Software	$6,248	$(5,036)	$1,212	$6,248	$(3,994)	$2,254
Developed Technology	1,500	(103)	1,397	—	—	—
Customer related	4,400	(194)	4,206	—	—	—
Trademark and trade name	800	(37)	763	—	—	—
Content	200	(28)	172	—	—	—
Total identifiable intangible assets	$13,148	$(5,398)	$7,750	$6,248	$(3,994)	$2,254

Amortization expense amounted to $0.7 million and $0.5 million for each of the three months ended June 30, 2024 and 2023, respectively. Amortization expense amounted to $1.4 million and $1.0 million for each of the six months ended June 30, 2024 and 2023, respectively. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

As of June 30, 2024, estimated annual amortization expense for each of the next five fiscal years is as follows:

2024 (remaining)	1,047
2025	1,389
2026	815
2027	648
2028	582
Thereafter	3,269
Total	$7,750

Total goodwill of $13.2 million and intangible assets of $6.9 million were acquired in the Acquisition and were recorded at fair value on the acquisition date. As of June 30, 2024 there was no goodwill impairment. Refer to Note 21 Acquisitions for more information.

Changes in goodwill for the six months ended June 30, 2024 are as follows:

(in thousands)	CLMBR, Inc.
Balance as of December 31, 2023	$—
Goodwill acquired	13,165
Adjustments to goodwill	386
Balance as of June 30, 2024	$13,551

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Security deposit	96	66
Prepaid licenses	—	20
Research and development tax credit	444	516
Other receivables	20	20
Insurance	25	246
Other prepaid	67	65
Total prepaid expenses and other current assets	$652	$933

8.
Other Assets, net

Other assets, net consisted of the following:

	As of June 30,			As of December 31,
	2024			2023
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,589	$(5,270)	$1,319	$6,589	$(4,237)	$2,352
Capitalized software	$5,994	$(3,916)	$2,078	$5,879	$(2,983)	$2,896
Total other assets	$12,583	$(9,186)	$3,397	$12,468	$(7,220)	$5,248

Amortization expense amounted to $1.0 million and $0.9 million and $2.0 million and $1.7 million for the three months and six months ended June 30, 2024 and 2023, respectively.

9.
Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued bonus	$315	$25
Accrued payroll	449	26
Accrued PTO	21	21
Accrued legal settlement	900	—
Accrued royalties	216	208
Accrued professional fees	689	235
Customer deposits	497	46
Other accrued expenses and current liabilities	236	345
Total accrued expenses and other current liabilities	$3,323	$906

Accrued legal settlement of $0.9 million represents the current portion of payment due following settlement of a lawsuit which was an assumed liability as part of the Acquisition and is further discussed in Note 14 Commitments and Contingencies. The accrued legal settlement is a result of the Acquisition and are preliminary and subject to change.

10.
Debt

Debt consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Principal stockholder promissory notes	$5,060	$5,085
Other related party promissory notes	—	721
Term Loan	7,116	—
Total Loan Payable	12,176	5,806
June 2023 notes	—	1,379
November 2023 bridge notes	—	$1,717
Total Senior secured notes	$—	$3,096
Derivatives	$938	$122
December 2023 convertible note	58	904
Other related party convertible notes	183	—
Other convertible notes	723	—
February 2024 convertible note	4,052	—
Total Convertible note payable	$5,016	$904
Total debt current	$18,130	$9,928

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company. See Note 20. Related Party Transactions.

Other Related Party Promissory Notes

During 2019, 2020, 2021, 2022, and 2023, the Company entered into promissory notes with other related parties. See Note 20. Related Party Transactions.

Term Loan

On February 1, 2024, the Company entered into a Credit Agreement (the "Term Loan") with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of approximately $8 million. The term loan bears interest at Daily Simple SOFR-Based Rate and the Company shall pay a guarantee fee of $2.3 million due on the maturity date. The guarantee fee was treated as a debt discount and accreted through interest expense through maturity date. The maturity date of the Term Loan was originally June 28, 2024. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender.

On April 24, 2024, (the “Effective Date”) the Company entered into a Loan Modification agreement (the “Modification Agreement”) with the Lender reducing the outstanding debt by $3.0 million and extending the maturity date to December 31, 2024.

Pursuant to the Modification Agreement, the Company agreed to make monthly payments of interest in the amount of $60,000 to the Lender. In addition, the Company agreed to make mandatory principal payments simultaneously with the closing of all future capital raises by the Company or any affiliate of the Company. The first principal payment will be the greater of (i) $3.0 million (the “Minimum Payment”) or (ii) 20% of the net amount raised from any source of debt, equity, synthetic equity instruments or otherwise less any reasonable expenses paid to third parties (the “Net Capital Raise”). At each capital raise thereafter, the Company shall make a mandatory principal payment to the Lender of 20% of the Net Capital Raise. As of the Effective Date, the outstanding principal amount of the Loan was approximately $5.0 million.

On April 24, 2024, the Company entered into a Loan Restoration Agreement with the Lender (the “Restoration Agreement”). Pursuant to the Restoration Agreement, in the event the aggregate amount of funds received by the Lender (net of all commissions, transfer fees or other transaction fees of any kind and taxes paid or payable as a result thereof) arising out of the disposition of the Preferred Stock, shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock, if converted by the Lender, or any other securities of the Company issued to the Lender as a result of its holding the Preferred Stock (the aggregate amount of funds, the “Net Trade Value”) received by the Lender on or before December 31, 2024 is less than $3.0 million within ten (10) business days of written demand therefor, the Company shall pay the Lender the amount that is equal to $3.0 million less the Net Trade Value. In the event the Net Trade Value is greater than $3.1 million, any amount in excess of $3.1 million being the “Excess Amount”, the Excess Amount shall be applied by the Lender as follows:

a)
Fifty percent (50%) of the Excess Amount shall be distributed to the Lender as additional gain on the sale of the Preferred Stock;

b)
The remaining fifty percent (50%) of the Excess Amount shall be applied by Lender as a partial payment by the Company of the guarantee fee which is the Origination Fee of $1.6 million and the Enhancement Fee of $0.7 million;
c)
After the application of the funds as set forth above and provided that the Minimum Payment in the Modification Agreement has not yet been received, such Minimum Payment shall be reduced by a percentage of the “Base Trade Value”, which is the Net Trade Value less the Excess Amount, in accordance with the formulas and schedule as set forth in the Restoration Agreement. By way of example, if the Lender realizes a Base Trade Value of $2.4 million prior to receipt of the Minimum Payment, then a Discount Percentage of 40% would apply, resulting in a reduction of the Minimum Payment to $1.8 million, calculated as follows:

($2,400,000 / $3,000,000) x 50% = 40% (being the Discount Percentage)

$3,000,000 x 60% (being 1 – 0.40) = $1,800,000 (being the Minimum Payment)

The Company bifurcated the Restoration Agreement and recorded the Restoration Agreement as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability will be remeasured at each reporting period using a Monte Carlo simulation with changes in fair value recorded in the condensed consolidated statements of operations in other income (expense). See Note 12 for further details.

The carrying value of the Term Loan is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Principal and interest	$5,247	$—
Guarantee fees	2,348	—
Unamortized debt discount	(478)	—
Aggregate carrying value	$7,117	$—

Interest expense recognized on the Term Loan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$226	$—	$284	$—
Amortization of debt discount	121	—	460	—
Total	$347	$—	$744	$—

Convertible Notes

Other Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $2.00 per share. The total outstanding balance at June 30, 2024 including accrued interest is $0.2 million and is included in convertible note payable on the condensed consolidated balance sheet.

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

In October 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount of approximately $0.3 million, due October 15, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 258,929 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock of $0.6 million for the six months ended June 30, 2024.

In November 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount of approximately $0.7 million, due January 31, 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. The note was assumed by the Company in February 2024 in connection with the acquisition of CLMBR, Inc. The note was amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.80 per share. Total outstanding principal balance including accrued interest as of June 30, 2024 was $0.7 million.

The change in the balance of the Promissory notes as converted to convertible notes is as follows:

	August 2023	October 2023	November 2023
(in thousands)	Promissory Notes	Promissory Notes	Promissory Notes	Total
Carrying value at December 31, 2023	$—	$—	$—	$—
Promissory notes assumed in connection with acquisition of CLMBR, Inc.	725	471	691	1,887
Loss on extinguishment of debt	195	127	—	322
Interest Expense	—	—	32	32
Conversion to Series A Preferred Stock	(920)	(598)	—	(1,518)
Carrying value at June 30, 2024	$—	$—	$723	$723

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

The Company recognized losses equal to $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, related to changes in fair value for the November 2022 Convertible Notes.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 14,129 shares of common stock.

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

The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, a portion of the convertible note was converted into 219,780 shares of Series A Preferred Stock. In March 2024, the note was amended at a conversion price of $1.50. In March 2024, the remaining portion of the convertible note was converted into 538,039 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.3 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock.

Q2 2024 Convertible Notes

In April and May 2024, the Company issued convertible preferred notes in the aggregate principal amount of approximately $1.7 million, due April and May 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. In April and May 2024, a portion of the convertible note was converted into 1,407,186 shares of the Company's Series A Preferred Stock at a blended conversion price of $1.03 per share. The Company recognized a loss equal to $0.9 million on the extinguishment of debt. The Company paid a portion of the convertible notes of $0.3 million as of June 30, 2024.

The carrying value of the Senior Secured Notes are as follows:

	June 30,	December 31,
(in thousands)	2024	2023
June 2023	$—	$1,379
November 2023	—	1,717
Aggregate carrying value	$—	$3,096

The change in the balance of the Senior Secured Notes is as follows:

	November 2023	June 2023	Q2 2024
(in thousands)	Bridge Notes	Notes	Convertible Notes	Total
Carrying value at December 31, 2023	$1,717	$1,379	$—	$3,096
Issuance of promissory notes	—	—	1,680	1,680
Loss on extinguishment of debt	201	377	904	1,482
Change in estimated fair value of convertible notes	316	—	—	316
Interest Expense	—	21	89	110
Repayment of promissory notes	—	—	(318)	(318)
Conversion to Series A Preferred Stock	(2,234)	(1,777)	(2,355)	(6,366)
Carrying value at June 30, 2024	$—	$—	$—	$—

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

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in other expense (income).

Total conversions for the six months ended June 30, 2024 was $1.9 million for a total of 288,233 shares of common stock.

The Company recognized gains equal to $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, related to changes in fair value of the embedded derivative for the December 2023 Note.

The carrying value of the December 2023 Note is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Principal and interest	$150	$2,169
Unamortized debt discount	—	(801)
Unamortized issuance costs	(92)	(464)
Embedded derivative liability	—	122
Aggregate carrying value	$58	$1,026

Interest expense recognized on the December 2023 Note is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$104	$—	$142	$—
Amortization of debt discount	589	—	800	—
Amortization of debt issuance costs	318	—	440	—
Total	$1,011	$—	$1,382	$—

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

Total principal payments for the three and six months ended June 30, 2024 was $0.5 million and $0.6 million, respectively.

The carrying value of the February 2024 Convertible Note is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Principal and interest	$5,932	$—
Unamortized debt discount	(1,248)	—
Unamortized issuance costs	(632)	—
Aggregate carrying value	$4,052	$—

Interest expense recognized on the February 2024 Convertible Note is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$360	$—	$600	$—
Amortization of debt discount	664	—	1,100	—
Amortization of debt issuance costs	337	—	558	—
Total	$1,361	$—	$2,258	$—

11.
Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2023 to June 30, 2024:

	Common Stock Warrants December 2023	Common Stock Warrants February 2024	Common Stock Warrants Woodway	Common Stock Warrants Placement Agent	Common Stock Warrants Registered Direct	Total Common Stock Warrants
Outstanding as of December 31, 2023	23,112	—	—	—	—	23,112
Warrants issued	265,788	75,000	20,000	10,653	142,046	513,487
Warrants exercised	(23,112)	—	—	—	—	(23,112)
Warrants canceled	(265,788)	—	—	—	—	(265,788)
Outstanding as of June 30, 2024	—	75,000	20,000	10,653	142,046	247,699

November 2023 Bridge Warrants

In connection with the November Bridge Notes discussed further in Note 10, the Company entered into warrant agreement whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. The Company recognized gains equal to $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, related to changes in fair value of the warrants.

December 2023 Warrants

On December 7, 2023, the Company issued an aggregate 23,112 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $50.00 per share. The warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value of the warrants issued in December 2023.

Pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 77,020 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $4.00 and the warrant shares increased to 288,900. In June 2024, 3i exercised 23,112 warrant shares for $0.09 million. The remaining 265,788 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.4 million for the three and six months ended June 30, 2024, respectively.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 75,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million Convertible Note with Treadway Holdings, LLC (the "February 2024 Note"). The Warrants are exercisable for 37,500 shares of Common Stock, at a price of $50.00 per share (“Warrant 1”) and $70.00 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.5 million and $1.7 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

Woodway Warrants

On February 20, 2024, the Company issued 20,000 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. Each warrant has a strike price of $50.00 per share. The warrant may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.1 million and $0.4 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

Registered Offering Warrants

On May 20, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the "Registered Offering), an aggregate of 142,046 shares of common stock, par value $0.0001, at an offering price of $7.04 per share. Pursuant to the securities purchase agreement, in a concurrent private placement (together with the Registered Offering, the “Offering”), the Company has also agreed to issue to the Investors unregistered warrants to purchase up to an aggregate of 142,046 shares of Common Stock, which represent 100% of the shares of Common Stock to be issued and sold in the Registered Offering. The Warrants have an exercise price of $7.04 per share, and will expire five and one-half years from the Stockholder Approval Date on May 31, 2024. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.6 million for the three and six months ended June 30, 2024, related to the change in fair value of the warrants issued in May 2024.

Placement Agent Warrants

On May 8, 2024, the Company entered into an engagement agreement with the Placement Agent, pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 10,653 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Registered Offering) and will have a term of five years from the commencement of sales in the Registered Offering and an exercise price of $8.80 per share. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.05 million for the three and six months ended June 30, 2024, related to the change in fair value of the warrants issued in May 2024.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to June 30, 2023:

	Class A Common Stock Warrants	Class B Common Stock Warrants	Total Warrants
Outstanding as of December 31, 2022	2,307	144	2,451
Warrants issued	—	—	—
Warrants exercised	(2,307)	(144)	(2,451)
Outstanding as of June 30, 2023	-	—	-

Class A Common Stock Warrants

On November 13, 2022, the Company issued an aggregate 2,307 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. Each warrant has a strike price of $0.40 per share and has a contractual term of ten years. The fair value of the warrants issued in 2022 was recorded as a liability on the condensed consolidated balance sheet and expensed to other (expense) income, net on the Statement of Operations and Comprehensive Loss, at the time of issuance. The Company recognized a loss equal $0.1 million and a gain of $2.3 million for the three and six months ended June 30, 2023, respectively related to changes in fair value for the warrants issued in November 2022. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

Class B Common Stock Warrants

The Company issued warrants in 2021 to purchase Class B Common Stock to various employees and non-employees. Each warrant has a strike price of $0.40 and has a contractual term of seven years. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

12.
Fair Value Measurements

The Company’s financial instruments consist of its notes held at fair value, derivatives, contingent consideration and warrants.

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2024, and no assets measured at fair value on a recurring basis as of December 31, 2023. Liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows:

	Fair value measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Derivatives	$—	$—	$938	$938
Warrants	—	—	138	138
Total	$—	$—	$1,076	$1,076

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Derivatives	$—	$—	$122	$122
Bridge Notes	—	—	1,717	1,717
Warrants	—	—	591	591
Total	$—	$—	$2,430	$2,430

During the six months ended June 30, 2024, there were no transfers between Level 1 and Level 2, nor into and out of Level 3.

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024:

December 2023 Derivative

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the embedded derivative was determined using a lattice model.

The Company recognized a gain equal to $0.05 million and $0.1 million for the three and six months ended June 30, 2024, respectively, related to change in fair value of the December 2023 Derivative recorded in the condensed consolidated statements of operations in other expense (income).

Loss Restoration Derivative

In connection with the Company entering into the Loss Restoration Agreement in April 2024, the Company recorded the Loss Restoration Derivative as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the Loss Restoration Derivative of $0.06 million was determined using a Mote Carlo model.

The Company recognized a loss equal to $0.9 million for the three and six months ended June 30, 2024, respectively, related to change in fair value of the Loss Restoration Derivative recorded in the condensed consolidated statements of operations in other expense (income).

	December 2023	Loss Restoration Agreement
(in thousands)	Derivatives	Derivatives	Total
Fair value at December 31, 2023	$122	$—	$122
Issuance of derivatives	—	61	61
Change in estimated fair value of derivatives	(122)	877	755
Fair value at June 30, 2024	$-	$938	$938

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc. the Sellers shall be entitled to receive a contingent payment in the form of shares of the Company’s common stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 566,642 Earn-Out Shares. The Company assessed the fair value as of June 30, 2024 and it was determined based on current sales that achieving the projection was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for the six months ended June 30, 2024 related to change in fair value of the earn out recorded in the condensed consolidated statements of operations in other expense (income).

November 2023 Bridge Notes

On November 10, 2023, the Company issued the November Bridge Notes. The fair value of the bridge notes was determined using a discounted cash flow analysis at a discount rate of 21.0%. The fair value of the bridge notes of $1.7 million was recorded as a current liability upon issuance.

The Company amended the Bridge notes into convertible notes in January 2024 and subsequently converted the notes into Preferred Stock Series A in February 2024 and March 2024. In February 2024 and March 2024, the Company recognized a loss equal to $0.3 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock.

November 2023
(in thousands)	Bridge Notes
Fair value at December 31, 2023	$1,717
Loss on extinguishment of debt	275
Change in estimated fair value of convertible notes	316
Conversion to Series A Preferred Stock	(2,308)
Fair value at June 30, 2024	$—

Warrants

November 2023 Warrants

On November 10, 2023, the Company issued warrants to two accredited investors to purchase shares of common stock of the Company. The fair value of the warrants was determined using the Monte Carlo Simulation, given the variable number of shares issuable upon exercise of the warrant. For the outstanding warrants as of June 30, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) and risk free rate of 4.3%. The fair value of the warrants was $0.0 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively. The Company recorded a change in fair value of warrants of $0.1 million and $0.2 million for the three and six months ended June 30, 2024.

December 2023 Warrants

On December 7, 2023, the Company issued warrants in connection with the issuance of the December 2023 Convertible Notes. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. The fair value of the warrants was $0.0 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively. The warrants were no longer outstanding at June 30, 2024. The Company recorded a change in fair value of warrants of $0.1 million and $0.3 million for the three and six months ended June 30, 2024.

Pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 77,020 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $4.00 and the warrant shares increased to 288,900. In June 2024, 3i exercised 23,112 warrant shares for $0.09 million. The remaining 265,788 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.4 million for the three and six months ended June 30, 2024, respectively.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 75,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million Convertible Note with Treadway Holdings, LLC (the "February 2024 Note"). The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as June 30, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a risk free rate of 4.2%. The fair value of the warrants of $1.8 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.05 million as of June 30, 2024. The Company recorded a change in fair value of warrants of $0.5 million and $1.7 million for the three and six months ended June 30, 2024.

Woodway Warrants

On February 20, 2024, the Company issued warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as June 30, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a risk free rate of 4.4%. The fair value of the warrants of $0.3 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.005 million as of June 30, 2024. The Company recorded a change in fair value of warrants of $0.1 million and $0.4 million for the three and six months ended June 30, 2024.

Registered Offering Warrants

On May 20, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as June 30, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a risk free rate of 4.3%. The fair value of the warrants of $0.7 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.07 million as of June 30, 2024. The Company recorded a change in fair value of warrants of $0.6 million and $0.6 million for the three and six months ended June 30, 2024.

Placement Agent Warrants

On May 8, 2024, the Company issued warrants in connection with an agreement with the Placement Agent, pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as June 30, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a risk free rate of 4.3%. The fair value of the warrants of $0.05 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.005 million as of June 30, 2024. The Company recorded a change in fair value of warrants of $0.05 million and $0.05 million for the three and six months ended June 30, 2024.

	November 2023	December 2023	February 2024	Woodway	Registered Direct	Placement Agent	Total
(in thousands)	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Fair value at December 31, 2023	$165	$426	$—	$—	$—	$—	$591
Issuance of warrants	—	—	1,800	344	721	50	2,915
Change in estimated fair value of warrants	(163)	(304)	(1,749)	(339)	(646)	(45)	(3,246)
Loss on cancelation of warrants	—	358	—	—	—	—	358
Conversion to Series A Preferred Stock		(480)					(480)
Fair value at June 30, 2024	$2	$—	$51	$5	$75	$5	$138

The following tables summarize the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023:

Convertible Notes

The Company entered into several convertible note arrangements with certain investors during 2022. The Company recorded the liability related to the convertible notes at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements. The Company recorded a change in fair value adjustment of $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 14,129 shares of common stock.

(in thousands)	Convertible Notes
Fair value at December 31, 2022	$4,270
Issuance of convertible notes	—
Change in estimated fair value of financial instruments	252
Exercise of stock warrants	(4,521)
Fair value at June 30, 2023	$—

Warrants

On November 13, 2022, the Company issued 2,307 common stock warrants in connection with the issuance of the November 2022 Convertible Notes. The Company recorded the liability related to the warrants at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements. The Company recorded a change in the fair value of warrants of $0.1 million and $2.3 million for the three and six months ended June 30, 2023, respectively. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

November 2022
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

As of June 30, 2024, the weighted average discount rate for operating leases was 9.50% and the weighted average remaining lease term for operating leases was 2.5 years, respectively. As of December 31, 2023, the weighted average discount rate for operating leases was 9.49% and the weighted average remaining lease term for operating leases was 4.42 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s condensed consolidated balance sheet and the related lease expense. The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease costs	$82	$25	$160	$42
Short-term lease costs	11	28	21	57
Total lease costs	93	53	181	99

Right-of-use assets of $0.0 million and $0.3 million were obtained in exchange for lease liabilities during the six months ended June 30, 2024 and 2023, respectively.

Total right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million were acquired in the Acquisition and recorded at fair value on the acquisition date.

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2024 (remaining)	177
2025	282
2026	78
2027	78
2028	33
Thereafter	—
Total future minimum lease payments	648
Less: imputed interest	(56)
Present value of operating lease liability	$592

Less: current portion of lease liability	327
Non-current portion of lease liability	265
Present value of operating lease liability	$592

14.
Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5.0 million and 1% of cumulative net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of June 30, 2024.

Legal Proceedings

On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR and DK City. On June 25, 2024, CLMBR and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company is required to make certain payments to DK City, CLMBR and the Company will be released from liability, and the Petition will be voluntarily dismissed without prejudice. Total payments greater than one year from June 30, 2024 of $1.4 million are included in Other long term liabilities in the condensed consolidated balance sheet.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15.
Stockholders’ Deficit

Common Stock

The Company’s authorized common stock consisted of 900,000,000 shares at $0.0001 par value, as of June 30, 2024 and December 31, 2023. The issued and outstanding common stock was 1,172,777 shares and 354,802 shares as of June 30, 2024 and December 31, 2023, respectively.

In February 2023, the Company completed a rights offering involving the sale of Class A common stock to all existing accredited investors as of December 19, 2022, at a price equal to approximately $20.40 per share. In connection with the rights offering, the Company issued a total of 243,736 shares of Class A common stock, of which 26,811 was issued in December 2022, and 216,925 was issued in January and February 2023.

Preferred Stock

In January 2024, our board authorized the proposed issuance of shares of non-voting Series A and Series B convertible preferred stock. The Company's authorized preferred stock consists of 200,000,000 shares at $0.0001 par value as of June 30, 2024. The Series A Certificate designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. The remaining unissued shares of our authorized preferred stock are undesignated. On April 18, 2024, the Series A Certificate was amended increasing designated shares from 5,000,000 to 7,000,000. On June 28, 2024 the Series A Certificate was amended increasing designated shares from 7,000,000 to 10,000,000.

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

The Company has not declared or paid any dividends on our Series A Preferred Stock as of June 30, 2024.

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

The Company classifies Series B Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, as there are conversion features that are subject to shareholder approval which is outside of the Company and therefore the securities should be classified outside of permanent stockholders’ deficit. Upon shareholder approval on May 31, 2024, the Company classified the Series B Preferred Stock as permanent equity as of June 30, 2024.

16.
Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive (loss) for the three months and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$1,090	$1,325	$2,321	$3,456
Sales and marketing	(82)	99	(7)	321
General and administrative	1,917	2,875	3,977	15,161
Total	$2,925	$4,299	$6,291	$18,938

For the three months and six months ended June 30, 2024 and 2023, $(0.07) million and $0.2 million and $0.2 million and $0.6 million of stock-based compensation was capitalized as software costs, respectively.

During the six months ended June 30, 2024, the Company did not grant any shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

In December 2022, the Company enacted a restructuring cost savings initiative which resulted in employee terminations in both December 2022 and January 2023. In association with January 2023 terminations, the Company accelerated the vesting of a number of individual option awards, resulting in the accelerated vesting of 148 shares on the date of modification. Also in January 2023, the Company repriced 7,538 option awards. Both the accelerated vesting and repricing were accounted for as an equity award modification under ASC Topic 718 which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule in the case of awards which were modified to have accelerated vesting. The adjustment resulted in additional expense of $0.5 million.

In June 2023, the Company granted 32,375 options to non-employee directors, selected executives and other key employees where vesting is contingent on the Company's share price meeting certain targets. The fair value of each option granted was estimated on the date of grant using the Monte Carlo valuation model and assumes that share price targets are achieved.

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	85,448	$101.18	9.3	$547
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(4,597)	84.28
Outstanding as of June 30, 2024	80,851	$102.14	8.8	$—
Options exercisable as of June 30, 2024	30,748	$65.25	8.6	$—
Options unvested as of June 30, 2024	53,054	$136.39	8.8	$—

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of June 30, 2024.

A summary of unvested common stock from early option exercises that are subject to repurchase by the Company under the 2020 Plan is as follows:

	Early Option Exercises
	Number of options	Weighted average exercise price	Repurchase liability (in thousands)
Unvested common stock as of December 31, 2023	343	$—	$8
Issued	—	—	—
Vested	(163)	—	—
Repurchased	—	—	—
Unvested common stock as of June 30, 2024	180		$3

For the six months ended June 30, 2024 and 2023 the weighted-average grant date fair value per option was $0.00 and $726.00 respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	June 30,	June 30,
	2024	2023
Weighted-average risk-free interest rate (1)	—%	3.7%
Weighted-average expected term (in years)	—	5.92
Weighted-average expected volatility (2)	—%	61.5%
Expected dividend yield	—%	—%

(1)
Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)
Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the 2023 and 2020 Plan, the Company recognized stock compensation expense of $2.9 million and $4.3 million and $6.3 million and $18.9 million for the three and six months ended June 30, 2024 and 2023, respectively, of which $(0.07) million and $0.2 million and $0.2 million and $0.6 million of stock-based compensation was capitalized as software costs, respectively. As of June 30, 2024 and December 31, 2023, the Company had $10.7 million and $17.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.2 years and 1.7 years, respectively.

For financial reporting purposes for the awards granted in January 2023, we applied a straight-line calculation between the $1,200.00 per share determined in the contemporaneous third-party valuation as of December 31, 2022 and the $243.20 per share determined in the contemporaneous third-party valuation as of March 31, 2023 to determine the fair value of our common stock on the grant date. Using the benefit of hindsight, we determined that the straight-line calculation would provide the most appropriate conclusion for the valuation of our common stock on the interim dates between valuations because we did not identify any single event or series of events that occurred during this interim period that would have caused a material change in fair value. Based on this calculation, we assessed the fair value of our common stock for awards granted in January 2023 to be $770.80 per share.

17.
Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the six months ended June 30, 2024 and 2023, there were no customers representing greater than 10% of the Company’s total revenue.

The Company had three vendors representing greater than 10% of total finished goods purchases for the six months ended June 30, 2023. The Company had no vendors representing greater than 10% of total finished goods for the six months ended June 30, 2024.

18.
Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the six months ended June 30, 2024 and 2023, the Company did not make any contributions to the plan.
19.
Loss Per Share

The computation of loss per share is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Numerator:
Net loss	$(10,637)	$(13,602)	$(22,031)	$(29,563)
Net loss attributable to common stockholders	$(10,637)	$(13,602)	$(22,031)	$(29,563)
Denominator:
Weighted average common stock outstanding - basic and diluted	608,655	333,519	513,674	262,827
Net loss per share attributable to common stockholders - basic and diluted	$(17.48)	$(40.78)	$(42.89)	$(112.48)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	June 30,
	2024	2023
Warrants to purchase common stock	247,699	—
Series A Preferred Stock conversion to common stock	457,863	—
Series B Preferred Stock conversion to common stock	91,388	—
Stock options to purchase common stock	80,851	79,602
Total	877,801	79,602

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

The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $2.7 million and $2.7 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $1.5 million and $1.4 million, respectively.
•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $0.3 million and $0.4 million, respectively.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $0.2 million and $0.2 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $0.3 million and $0.4 million, respectively.

As of June 30, 2024, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the condensed consolidated balance sheet for a total of $5.1 million, including accrued interest and default interest of $1.6 million. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default as of June 30, 2024, and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.09 million and $0.2 million for the three months and six months ended June 30, 2024 and $0.1 million and $0.2 million for the three months and six months ended June 30, 2023, respectively. As of December 31, 2022, the former principal stockholder and certain related parties waived their rights to seek remedies resulting from an event of default due to a failure to make payments of principal or interest at the stated maturity or due date, respectively. On October 30, 2023, the Company entered into an agreement with the former principal stockholder regarding a mutually agreed upon repayment schedule with respect to the outstanding promissory notes issued to such former principal stockholder.

Other Related Party Promissory Notes

During 2019, 2020, 2021, 2022 and 2023, the Company entered into the following promissory notes with other related parties:

•
On September 30, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and a maturity date of September 30, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Total payments made to this loan equate to $0.2 million. Upon default, on the December 31, 2019, loan the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $0.0 million and $0.05 million, respectively. The principal and interest of this loan has been paid as of June 30, 2024.
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
•
On January 12, 2021, a $0.3 million note with interest at the rate of 12.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.3 million and accrued interest of $0.1 million was converted into 242,602 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.1 million was recorded in the condensed consolidated statement of operations in other income (expense). The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $0.0 million and $0.4 million, respectively.
•
On February 22, 2021, a $40,000 note with interest at the rate of 12.0% per annum and a maturity date of June 22, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.04 million and accrued interest of $0.02 million was converted into 34,246 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.02 million was recorded in the condensed consolidated statement of operations in other income (expense). The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $0.0 million and $0.06 million, respectively.
•
On October 27, 2022, a $0.4 million note with interest at the rate of 12.0% per annum and a maturity date of January 27, 2023. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The principal and interest of this loan has been paid as of June 30, 2024. The total outstanding principal balance including accrued interest as of June 30, 2024 and December 31, 2023 was $0.0 million and $0.01 million, respectively.
•
The Company borrowed $0.3 million in April 2023 and repaid $0.3 million in May 2023 upon closing of the Company’s IPO.
•
In August 2023, the Company borrowed $0.2 million in a non-interest bearing note and repaid $0.2 million. The principal of this loan was paid as of December 31, 2023.

As of June 30, 2024, $0 million of other related party promissory notes were outstanding and included within the loan payable on the condensed consolidated balance sheet.

Loan payable consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Principal stockholder promissory notes	5,060	5,085
Other related party promissory notes	-	721
Total Loan Payable	$5,060	$5,806

Other Related Party Transactions

In 2016, the Company entered into an agreement with Fuseproject, a design firm that designed the Company’s main product, its fitness mirror. As of June 30, 2024 and 2023, the Company had incurred $0.0 million and $0.1 million, respectively, of expenses for design services provided by Fuseproject.

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net sales up to $5.0 million and 1% of cumulative net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of June 30, 2024. As of June 30, 2024 the Company has accrued $0.2 million in royalty payments.

In March 2023, the Company issued $0.5 million of senior secured notes to a related party, with associated warrants, in lieu of future cash interest payments under the senior secured notes issued to such investor. In May 2023, the Company repaid the $0.5 million in senior secured notes to a related party.

As discussed further in Note 10, in November 2023, the Company issued secured promissory notes of approximately $0.8 million with a related party. As discussed further in Note 11, in connection with issued secured promissory notes the Company entered into warrant agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement.

The Company assumed secured promissory notes in connection with the acquisition of CLMBR, Inc. of approximately $0.5 million with a related party.

In April and May 2024. the Company issued promissory notes of approximately $0.4 million with a related party. In May 2024, the Company converted $0.2 million into Series A Preferred Stock. In June 2024, the Company repaid the $0.2 million in promissory notes to a related party.

21.
Acquisition

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 1,428,922 shares of the Company’s common stock with an aggregate fair value of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with an aggregate fair value of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million (as further described below), and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

The CLMBR acquisition was a strategic acquisition that helped accelerate the Company’s commercialization path and help achieve immediate scale, resulting in a high growth, profitable platform that sells connected fitness equipment and digital fitness services across B2B and B2C channels.

The CLMBR acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. The following table outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of February 2024.

The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

Consideration	(in thousands)
Cash Paid to Seller	30
Common stock issued	1,015
Series B preferred stock issued	2,954
Payoff of Vertical debt (plus accrued interest)	1,447
Retirement of Vertical Debt (including fees)	9,379
Fair value of earn-out consideration	1,300
.	16,125

Acquisition related costs (including in general and administrative in the condensed consolidated statement of operations and comprehensive loss)	974

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	50
Accounts receivable, net of allowances	134
Inventories, net	3,490
Vendor deposits	61
Prepaid expenses and other current assets	93
Property and equipment, net	139
Right-of-use-assets	412
Intangible assets, net	6,900
Accounts payable	(3,678)
Accrued expenses and other current liabilities	(2,437)
Operating lease liability, current portion	(263)
Deferred revenue	(261)
Loan payable	(1,887)
Operating lease liability, net of current portion	(179)
Total identifiable net assets	2,574
Goodwill	13,551
16,125

Acquisition-related costs of $0.2 million and $1.0 million were included in general and administrative expenses in the Company's statement of operations for the three months and six months ended June 30, 2024, respectively.

Compensation Arrangements

In connection with the acquisition CLMBR, Inc. the Company has agreed to pay additional consideration in future periods. Certain employees of CLMBR, Inc. will be paid a total of $0.5 million of which $0.5 million will be paid in 2024. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and will be recorded as post-combination compensation expense in the Company's financial statements during the service period in general and administrative expenses for the six months ended June 30, 2024.

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc. the Sellers shall be entitled to receive a contingent payment in the form of shares of the Company’s common stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 566,642 Earn-Out Shares. The Company assessed the fair value as of June 30, 2024 and it was determined based on current sales that achieving the projection was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for the six months ended June 30, 2024 related to change in fair value of the earn out recorded in the condensed consolidated statements of operations in other expense (income).

The following unaudited pro forma condensed consolidated results of operations for the three months and six months ended June 30, 2024 and 2023 present condensed consolidated information of the Company as if the CLMBR, Inc. acquisition had occurred as of January 1, 2023 (in thousands):

	Proforma		Proforma
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$621	$1,005	$1,094	$2,192
Operating Loss	(7,882)	(13,056)	(17,514)	(35,687)
Net Loss	(10,637)	(15,101)	(22,245)	(32,864)
Net loss per share – basic and diluted	$(17.48)	$(38.92)	$(43.31)	$(103.57)
Weighted average common stock outstanding – basic and diluted	608,655	387,993	513,674	317,301

The unaudited pro forma consolidated results for the three month and six month periods were prepared using the acquisition method of accounting and are based on the historical financial information of CLMBR, Inc. and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2023. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2023.

The following unaudited condensed consolidated results of operations included in the condensed consolidated statements of loss for the three months and six months ended June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,

	2024	2024
Revenue	$426	$693
Operating Loss	(639)	(812)
Net Loss	(830)	(1,109)

22.
Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date, pursuant to ASC 855-10 Subsequent Events.

Public Offering

On July 1, 2024, the Company commenced a best efforts public offering (the "Offering") of an aggregate of (i) 210,000 shares of common stock, par value $0.0001 per share of the Company, (ii) pre-funded warrants to purchase up to an aggregate of 2,626,880 shares of Common Stock, (iii) Series A-1 warrants to purchase up to an aggregate of 2,836,880 shares of Common Stock, and (iv) Series A-2 warrants to purchase up to an aggregate of 2,836,880 shares of Common Stock. The public offering price for each Share and accompanying Warrants was $1.41 (which is the last reported sale price of the Common Stock on The Nasdaq Capital Market on June 28, 2024), and the public offering price for each Pre-Funded Warrant and accompanying Warrants was $1.409. The Pre-Funded Warrants have an exercise price of $0.001 per share, are exercisable immediately and expire when exercised in full. Each Warrant has an exercise price of $1.41 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants. The Series A-1 Warrant will expire on the five-year anniversary of the initial issuance date. The Series A-2 Warrant will expire on the eighteen-month anniversary of the initial issuance date.

The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, was approximately $3.4 million. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes. The Offering closed on July 2, 2024.

The Company, in connection with the Offering, agreed to issue to the Placement Agent or its designees warrants to purchase up to an aggregate of 212,766 shares of Common Stock (the "Placement Agent Warrants"). The Placement Agent Warrants have substantially the same terms as the Warrants issued and sold in the Offering, except that the Placement Agent Warrants have an exercise price of $1.7625 per share and expire on July 1, 2029.

Amendment to Bylaws

On July 3, 2024, the Board of Directors (the “Board”) of the Company approved and adopted an amendment to the Company’s Bylaws, as amended and restated on May 2, 2023 (the “Bylaws”). The amendment became effective as of the date approved by the Board. The Board amended the Bylaws to provide that the holders of thirty three and one third percent (33 1/3%) of the Company’s capital stock issued and outstanding and entitled to vote, present in person or represented by proxy, shall constitute a quorum for the transaction of business at all meetings of the stockholders. The foregoing summary is qualified in its entirety by reference to the Bylaws of the Company, as Amended and Restated by the Board of Directors on July 3, 2024, a copy of which (marked to show changes from the Company’s Bylaws, as amended and restated on May 2, 2023) is attached hereto as Exhibit 3.1 and is incorporated in this Item 5.03 by reference.

Nasdaq Bid Price

The Company received a letter on July 8, 2024 from the Staff at Nasdaq Listings Qualifications stating that the Company has regained compliance with Listing Rule 5550(a)(2), which specifies rules regarding a minimum bid price of $1.00.

Nasdaq Stockholders' Equity Requirement

On August 6, 2024, the Company received a letter from the Panel stating that the Panel has determined to grant the request of the Company to continue its listing on the Nasdaq Stock Market until November 14, 2024. The Company’s continued listing is subject to the condition that on or before November 14, 2024, i) the Company files a Form 10-Q for the period ending September 30, 2024, describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the Equity Rule and provide an indication of its equity following those transactions; and ii) the Company provides the Panel with income projections for the next 12 months.

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

During the three and six months ended June 30, 2024 and 2023, we generated total revenue of $0.6 million and $0.3 million and $1.0 million and $0.5 million, respectively, and incurred net losses of $11.1 million and $13.6 million and $22.5 million and $29.6 million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the Forme Studio and Forme Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, and the issuance of common stock.

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

Target Sport Specific Markets

We intend to reach sport specific markets, specifically golf, tennis and pickleball, which have historically been underserved by the fitness market. Golf is one of the fastest growing sports in the United States. According to the National Golf Foundation, golf participation grew 10% year-over-year surpassing 41.1 million in 2022. In 2023, on-course golfers rose for the fifth consecutive year. Similarly for tennis, according to data from the United States Tennis Association, and the Tennis Industry Association Participation and Engagement Study, in 2022 there were 23.6 million players, a 33% increase since the beginning of 2020. Pickleball has solidified its status as America's fastest-growing sport for the third consecutive year. According to the 2023 Sports & Fitness Industry Association's (SFIA) Topline Participation Report, participation in pickleball almost doubled in 2022, showing an 85.7 percent increase year-over-year and a staggering 158.6 percent increase over the past three years. Each of these sports, as well as others, benefit greatly from high quality strength and conditioning as well as the style of training that can be provided by both a cable-based system and vertical climbing. Providing greater access to quality training to support place is a high value service in both commercial and direct to consumer markets.

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
•
We derive a significant majority of our revenue from sales of our CLMBR vertical climbing machine, FORME Studio and FORME Studio Lift equipment and if sales of our CLMBR vertical climbing machine, FORME Studio and FORME Studio Lift equipment decline, it would materially and negatively affect our future revenue and results of operations.
•
Our membership revenue is largely dependent on our ability to sell our CLMBR vertical climbing machine, FORME Studio equipment and if sales of our FORME Studio equipment decline, our membership revenue would decline, and it would materially and negatively affect our future revenue and results of operations. Similarly, we may be unable to attract and retain members, which could have an adverse effect on our business and rate of growth.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss (in thousands)	$(10,637)	$(13,602)	$(22,031)	$(29,563)
Adjusted EBITDA (in thousands)	$(2,894)	$(5,731)	$(6,342)	$(10,157)

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

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 42% and 32% and 71% and 63% of total revenue for the three and six months ended June 30, 2024 and 2023, respectively.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 33% and 37% and 10% and 12% of total revenue for the three and six months ended June 30, 2024 and 2023, respectively.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 25% and 32% and 19% and 26% of total revenue for the three and six months ended June 30, 2024 and 2023, respectively.

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

Other (Expense) Income, Net

Other (expense) income, net consists of unrealized currency gains and losses, expenses related to equity line of credit commitment, and gain (loss) on conversion of debt and accounts payable to Series A Preferred Stock.

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

Change in Fair Value of Earn Out

The change in fair value of earn out consists of the change in the fair value of the outstanding contingent considerations since the previous reporting period.

Change in Fair Value of Derivatives

The change in fair value of derivatives consists of the change in the fair value of the outstanding derivatives since the previous reporting period.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue:	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Fitness product revenue	$258	$224	$34	15%	$311	$296	$15	5%
Membership revenue	207	32	175	547%	362	56	306	546%
Training revenue	156	60	96	160%	311	121	190	157%
Total revenue	621	316	305	97%	984	473	511	108%
Cost of revenue:
Cost of fitness product revenue (2)	(347)	(427)	80	(19%)	(726)	(1,169)	443	(38%)
Cost of membership (2)	(982)	(939)	(43)	5%	(2,000)	(1,901)	(99)	5%
Cost of training	(172)	(88)	(84)	95%	(337)	(191)	(146)	76%
Total cost of revenue	(1,501)	(1,454)	(47)	3%	(3,063)	(3,261)	198	(6%)
Gross loss	(880)	(1,138)	258	(23%)	(2,079)	(2,788)	709	(25%)
Operating expenses:
Research and development (1)	2,474	2,326	148	6%	4,497	5,439	(942)	(17%)
Sales and marketing (1) (2)	112	591	(479)	(81%)	368	1,191	(823)	(69%)
General and administrative (1) (2)	4,416	7,883	(3,467)	(44%)	10,378	23,730	(13,352)	(56%)
Total operating expenses	7,002	10,800	(3,798)	(35%)	15,243	30,360	(15,117)	(50%)
Loss from operations	(7,882)	(11,938)	4,056	(34%)	(17,322)	(33,148)	15,826	(48%)
Other (expense) income, net:
Other (expense) income, net:	(1,109)	87	(1,196)	(1,375%)	(1,533)	204	(1,737)	(851%)
Interest (expense)	(2,919)	(1,436)	(1,483)	103%	(4,919)	(1,228)	(3,691)	301%
Gain upon debt forgiveness	—	—	—	-	—	2,595	(2,595)	(100%)
Loss upon extinguishment of debt and accounts payable	(666)	—	(666)	100%	(1,732)	—	(1,732)	100%
Change in fair value of convertible notes	—	(171)	171	(100%)	(316)	(252)	(64)	25%
Change in fair value of earn out	1,300	—	1,300	100%	1,300	—	1,300	100%
Change in fair value of derivatives	(809)	—	(809)	(100%)	(755)	—	(755)	(100%)
Change in fair value of warrants	1,448	(144)	1,592	(1,106%)	3,246	2,266	980	43%
Total other (expense) income, net	(2,755)	(1,664)	(1,091)	66%	(4,709)	3,585	(8,294)	(231%)
Loss before provision for income taxes	(10,637)	(13,602)	2,965	(22%)	(22,031)	(29,563)	7,532	(25%)
Income tax benefit (expense)	—	—	—	-	—	—	—	-
Net loss	$(10,637)	$(13,602)	$2,965	(22%)	$(22,031)	$(29,563)	$7,532	(25%)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Research and development	$1,090	$1,325	$(235)	(18%)	$2,321	$3,456	$(1,135)	(33%)
Sales and marketing	(82)	99	(181)	(183%)	(7)	321	(328)	(102%)
General and administrative	1,917	2,875	(958)	(33%)	3,977	15,161	(11,184)	(74%)
Total stock-based compensation expense	$2,925	$4,299	$(1,374)	(32%)	$6,291	$18,938	$(12,647)	(67%)

For the three months and six months ended June 30, 2024 and 2023, $(0.07) million and $0.2 million and $0.2 million and $0.6 million of stock-based compensation was capitalized as software costs, respectively.

In December 2022, the Company enacted a restructuring cost savings initiative which resulted in employee terminations in both December 2022 and January 2023. In association with the January 2023 terminations, the Company accelerated the vesting of a number of individual option awards, resulting in the accelerated vesting of 148 shares on the date of modification. Also in January 2023, the Company repriced 7,538 option awards. Both the accelerated vesting and repricing were accounted for as an equity award modification under ASC Topic 718 which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule in the case of awards which were modified to have accelerated vesting. The adjustment resulted in additional expense of $0.5 million.

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Cost of membership	$976	$910	$66	7%	$1,993	$1,747	$246	14%
Cost of fitness product revenue	62	—	62	100%	103	—	103	100%
General and administrative	676	726	(50)	(7%)	1,388	1,488	(100)	(7%)
Sales and marketing	139	—	139	100%	231	—	231	100%
Total depreciation and amortization expense	$1,853	$1,636	$217	13%	$3,715	$3,236	$480	15%

Comparison of the three months and six months ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,
	2024	2023	Amount	%	2024	2023	Amount	% Change
Revenue:	(in thousands)				(in thousands)
Fitness product	$258	$224	$34	15%	$311	$296	$15	5%
Membership	207	32	175	547%	362	56	306	546%
Training	156	60	96	160%	311	121	190	157%
Total revenue	621	316	305	97%	984	473	511	108%
Percentage of revenue
Fitness product	42%	71%			32%	63%
Membership	33%	10%			37%	12%
Training	25%	19%			31%	25%
Total	100%	100%			100%	100%

Three and six months ended June 30, 2024 and 2023

Fitness product revenue increased $0.03 million or 15% and $0.02 million or 5% for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Membership revenue increased $0.2 million or 547% and $0.3 million or 546% for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Training revenue increased $0.1 million or 160% and $0.2 million or 157% for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Cost of Revenue and Gross Loss

	Three Months Ended June 30,		Change		Six Months Ended June 30,
	2024	2023	Amount	%	2024	2023	Amount	% Change
Cost of Revenue:	(in thousands)				(in thousands)
Fitness product	$347	$427	$(80)	(19%)	$726	$1,169	$(443)	(38%)
Membership	982	939	43	5%	2,000	1,901	99	5%
Training	172	88	84	95%	337	191	146	76%
Total cost of revenue	1,501	1,454	47	3%	3,063	3,261	(198)	(6%)
Gross Loss:
Fitness product	(89)	(203)	114	(56%)	(415)	(873)	458	(52%)
Membership	(775)	(907)	132	(15%)	(1,638)	(1,845)	207	(11%)
Training	(16)	(28)	12	(43%)	(26)	(70)	44	(63%)
Total gross loss	(880)	(1,138)	258	(23%)	(2,079)	(2,788)	709	(25%)
Gross Margin:
Fitness product	(34%)	(91%)			(133%)	(295%)
Membership	(374%)	(2,834%)			(452%)	(3,295%)
Training	(10%)	(47%)			(8%)	(58%)
Total	(142%)	(360%)			(211%)	(589%)

Three and six months ended June 30, 2024 and 2023

Fitness product cost of revenue decreased $0.08 million or 19% and $0.4 million or 38% for the three and six months ended June 30, 2024 compared to the three months ended June 30, 2023, respectively. The decrease is mostly due to the decrease in the inventory valuation reserve as no inventory purchases for FORME studio and lift were made in the six months ended June 30, 2024.

Membership cost of revenue increased $0.04 million or 5% and $0.1 million or 5% for the three and six months ended June 30, 2024 compared to the three months ended June 30, 2023, respectively. The increase is primarily related to the amortization of intangible assets from the acquisition of CLMBR, Inc offset by decrease in headcount.

Training cost of revenue increased $0.08 million or 95% and $0.1 million or 76% for the three and six months ended June 30, 2024 compared to the three months ended June 30, 2023, respectively. The increase is attributable to increase in training personnel from the acquisition of CLMBR, Inc.

Our gross loss decreased by $0.3 million or 23% and $0.7 million or 25% for the three and six months ended June 30, 2024 compared to the three months ended June 30, 2023, respectively mostly due to the decrease in inventory valuation reserve for FORME studio and lift and acquisition of CLMBR, Inc.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Operating Expenses:	(in thousands)				(in thousands)
Research and development	$2,474	$2,326	$148	6%	$4,497	$5,439	$(942)	(17%)
Sales and marketing	112	591	(479)	(81%)	368	1,191	(823)	(69%)
General and administrative	4,416	7,883	(3,467)	(44%)	10,378	23,730	(13,352)	(56%)
Total operating expenses	7,002	10,800	$(3,798)	(35%)	$15,243	$30,360	$(15,117)	(50%)

Three and six months ended June 30, 2024 and 2023

Research and Development

Research and development increased $0.1 million or 6% and decreased $0.9 million and 17% for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively. The increase of $0.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to increase in software and subscriptions related to the acquisition of CLMBR, Inc. The decrease of $0.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.1 million, and a decrease in stock-based compensation expenses of $1.1 million partially offset by an increase of $0.3 million in engineering related expenses.

Sales and Marketing

Sales and marketing expense decreased $0.5 million or 81% and $0.8 million or 69% for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.06 million and $0.2 million, respectively, a decrease of $0.4 million and $0.5 million in advertising and marketing, respectively, a decrease in stock-based compensation of $0.2 million and $0.3 million, respectively, partially offset by an increase in amortization expense of customer related intangibles from the acquisition of CLMBR, Inc. of $0.1 million and $0.2 million in stock-based compensation expenses, respectively.

General and Administrative

General and administrative expense decreased $3.4 million or 44% and $13.4 million or 56% for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively. The decrease was due primarily to decreases of $1.0 million and $11.2 million, respectively in stock-based compensation expenses, $0.5 million and $1.4 million in accounting and tax expenses, respectively, and $2.1 million and $1.5 million in digital marketing and advisory services, respectively, offset by increase of $0.1 million and $0.4 million in insurance, respectively with the remaining difference due to change in other miscellaneous expenses.

Other (Expense) Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Other (expense) income, net	(in thousands)				(in thousands)
Other (expense) income, net:	$(1,109)	$87	$(1,196)	(1375%)	$(1,533)	$204	$(1,737)	(851%)
Interest (expense) income	(2,919)	(1,436)	(1,483)	103%	(4,919)	(1,228)	(3,691)	301%
Gain upon debt forgiveness	—	—	—	0%	—	2,595	(2,595)	(100%)
Loss upon extinguishment of debt and accounts payable	(666)	—	(666)	100%	(1,732)	—	(1,732)	100%
Change in fair value of convertible notes	—	(171)	171	(100%)	(316)	(252)	(64)	25%
Change in fair value of earn out	1,300	—	1,300	100%	1,300	—	1,300	100%
Change in fair value of derivatives	(809)	—	(809)	(100%)	(755)	—	(755)	(100%)
Change in fair value of warrants	1,448	(144)	1,592	(1106%)	3,246	2,266	980	43%
Total other (expense) income, net	$(2,755)	$(1,664)	$(1,091)	66%	$(4,709)	$3,585	$(8,294)	(231%)

Three and six months ended June 30, 2024 and 2023

Other (Expense) Income, net

Other (expense) income, net consists of unrealized currency gains and losses, fair value of Loss Restoration Agreement derivative and fair value of warrants issued in connection with Registered Direct Offering.

Interest Income (Expense)

Interest expense increased $1.5 million and $3.7 million for the three and six months ended June 30, 2024, respectively as compared to the three and six months ended June 30, 2023 as a result of the December 2023 Note, February 2024 Convertible Notes and Vertical Loan and amortization of the debt discounts.

Gain on debt forgiveness

Gain on debt extinguishment was a result of forgiveness of debt of $2.6 million related to the third-party content provider for the six months ended June 30, 2023.

Loss on extinguishment of debt and accounts payable

Loss on extinguishment of debt and accounts payable was a result of conversion of promissory loans and senior secured debt into convertible notes resulting in a loss of $1.7 million for the six months ended June 30, 2024.

Change in Fair Value of Convertible Notes, Change in the Fair Value of Earn out, Change in Fair Value of Derivatives, Change in Fair Value of Warrants

Change in fair value of convertible notes, earn out, derivatives and warrants for the three and six months ended June 30, 2024 and 2023 were due to change in fair value of these financial instruments. The change in fair value of convertible notes was driven by the conversion of bridge loans to Series A Preferred Stock, change in the fair value of earn out was due to the Company's remote chance of obtaining the 2024 unit sales targets, change in fair value of derivatives was due to the Loss Restoration agreement, and the change in fair value of warrants was attributable to the change in fair value of warrants issued with December 2023 Note and February 2024 Convertible Note.

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

The following table presents a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable financial measure prepared in accordance with GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net Loss	$(10,637)	$(13,602)	$(22,031)	$(29,563)
Adjusted to exclude the following:
Total other expense (income), net	3,421	1,664	6,441	(990)
Income tax benefit (expense)	—	—	—	—
Depreciation and amortization expense	1,853	1,636	3,715	3,236
Stock-based compensation expense (1)	2,925	4,299	6,291	18,938
Loss on extinguishment of debt (2)	(666)	—	(1,732)	—
Vendor settlements (3)	—	—	—	(2,595)
IPO readiness costs and expenses (4)	—	272	—	817
Transaction related expenses (5)	210	—	974	—
Adjusted EBITDA (6)	$(2,894)	$(5,731)	$(6,342)	$(10,157)

(1)
Stock-based compensation of $(0.07) million and $0.2 million and $0.2 million and $0.6 million was capitalized as software costs for the three and six months ended June 2024 and 2023, respectively
(2)
Loss on extinguishment of debt from conversion to equity.
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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the six months ended June 30, 2024, the Company incurred a net operating loss of $17.3 million and used net cash in its operations of $5.1 million. As of June 30, 2024, the Company had an accumulated deficit of $188.9 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $0.2 million of cash or cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
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

•
As of June 30, 2024, the Company had total outstanding debt of approximately $17.2 million, all of which was classified as current in the accompanying condensed consolidated balance sheet. Approximately $5.1 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 20. Several of these loans matured prior to June 30, 2024, but their repayment has been temporarily waived, and the remaining loans are scheduled to mature over the next 12 months beyond the issuance date. Accordingly, as of the issuance date, the Company’s total outstanding debt was approximately $17.2 million, including accrued, but unpaid interest and penalties on delayed interest payments, all of which is currently due or scheduled to mature over the next 12 twelve months beyond the issuance date. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
As previously disclosed, on August 22, 2023, the Listing Qualifications staff (the “Staff”) of Nasdaq had notified the Company that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule”). On February 16, 2024, the Company filed a Form 8-K stating that as of February 15, 2024, as a result of the Company’s debt conversion and acquisition, the Company believed it had regained compliance with the Rule. Based on this representation, the Staff notified the Company that it regained compliance with the Rule; however, the Staff noted that if the Company failed to evidence compliance upon filing its periodic report for the period ended March 31, 2024, it may be subject to delisting. On May 22, 2024, the Company received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company no longer complies with the Rule. Specifically, the Staff noted that the Company’s stockholders’ equity reported in its Form 10-Q for the period ended March 31, 2024 did not satisfy the minimum $2,500,000 stockholders’ equity requirement for continued listing. The Company appeared before a Hearings Panel (the “Panel”) on July 16th. On August 6, 2024, the Company received a letter from the Panel stating that the Panel has determined to grant the request of the Company to continue its listing on the Nasdaq Stock Market until November 14, 2024. The Company’s continued listing is subject to the condition that on or before November 14, 2024, i) the Company files a Form 10-Q for the period ending September 30, 2024, describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the Equity Rule and provide an indication of its equity following those transactions; and ii) the Company provides the Panel with income projections for the next 12 months. There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a Panel will stay the suspension of the Company’s securities. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

The Company recognized losses equal to $0.3 million for the six months ended June 30, 2023 related to changes in fair value for the November 2022 Convertible Notes.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 14,129 shares of common stock.

Term Loan

On February 1, 2024, the Company, entered into a Credit Agreement (the "Term Loan") with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of approximately $8 million. The term loan bears interest at Daily Simple SOFR-Based Rate and the Company shall pay a guarantee fee of $2.3 million due on the maturity date. The guarantee fee was treated as a debt discount and accreted through interest expense through maturity date. The maturity date of the Note was originally June 28, 2024. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender. On April 24, 2024, the Company entered into a Loan Modification agreement reducing the outstanding debt by $3.0 million and extending the maturity date to December 31, 2024.

Promissory Notes

In connection with the acquisition of CLMBR, Inc., the Company assumed three promissory notes for a total of $1.9 million in principal and accrued interest.

In August 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount of approximately $0.5 million, due August 31, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 398,252 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock of $0.9 million.

In October 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount of approximately $0.3 million, due October 15, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 258,929 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.1 million on the extinguishment of debt upon conversion to Series A Preferred Stock of $0.6 million.

In November 2023, CLMBR, Inc issued promissory notes in the aggregate principal amount of approximately $0.7 million, due January 31, 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. The note was assumed by the Company in February 2024 in connection with the acquisition of CLMBR, Inc. Total outstanding principal balance including accrued interest as of June 30, 2024 was $0.7 million.

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

June 2023 Notes

In June 2023, the Company entered into a note purchase agreement (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 at their sole discretion. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The June 2023 Notes will mature on June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. Additional senior secured notes may become available at the sole discretion of the Lender. As of September 30, 2023, the Company defaulted on the payment of interest due on the June 2023 Notes. On November 3, 2023, the Lender waived their rights to seek remedies resulting from an event of default. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 769,567 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.0 million and $0.4 million on the extinguishment of debt upon conversion to Series A Preferred Stock of $1.8 million for the three and six months ended June 30, 2024.

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

The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, a portion of the convertible note was converted into 673,562 shares of Series A Preferred Stock. In March 2024, the remaining portion of the convertible note was converted into 538,039 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock of $2.3 million.

Q2 2024 Convertible Preferred Notes

In April and May 2024, the Company issued convertible preferred notes in the aggregate principal amount of approximately $1.7 million, due April and May 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. In April and May 2024, a portion of the convertible note was converted into 1,407,186 shares of the Company's Series A Preferred Stock at a blended conversion price of $1.03 per share. The Company recognized a loss equal to $0.9 million on the extinguishment of debt. The Company paid a portion of the promissory notes of $0.3 million.

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

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in other expense (income).

Total conversions for the three and six months ended June 30, 2024 was $1.0 million and $1.9 million for a total of 251,084 and 288,233 shares of common stock, respectively.

The Company recognized gains equal to $0.1 million and $0.1 million for the three and six months ended June 30, 2024 related to changes in fair value of the embedded derivative for the December 2023 Note.

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

Total principal payments for the three and six months ended June 30, 2024 was $0.5 million and $0.6 million, respectively.

Warrant Transactions

November Bridge Warrants

In connection with the November Bridge Notes discussed further in Note 10, the Company entered into warrants agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. The Company recognized gains equal to $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, related to changes in fair value of the warrants.

December 2023 Warrants

On December 7, 2023, the Company issued an aggregate 23,112 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $50.00 per share. The warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.1 million and $0.3 million for the three and six months ended June 30, 2024, related to the change in fair value of the warrants issued in December 2023.

Pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 77,020 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $4.00 and the warrant shares increased to 288,900. In June 2024, 3i exercised 23,112 warrant shares for $0.09 million. The remaining 265,788 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.4 million.

Treadway Warrants

On February 1, 2024, the Company issued an aggregate 75,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million Convertible Note with Treadway Holdings, LLC (the "February 2024 Note"). The Warrants are exercisable for 37,500 shares of Common Stock, at a price of $50.00 per share (“Warrant 1”) and $70.00 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.5 million and $1.7 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

Woodway Warrants

On February 20, 2024, the Company issued 20,000 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. Each warrant has a strike price of $50.00 per share. The warrant may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.1 million and $0.4 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

Registered Offering Warrants

On May 20, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the "Registered Offering), an aggregate of 142,046 shares of common stock, par value $0.0001, at an offering price of $7.04 per share. Pursuant to the securities purchase agreement, in a concurrent private placement (together with the Registered Offering, the “Offering”), the Company has also agreed to issue to the Investors unregistered warrants to purchase up to an aggregate of 142,046 shares of Common Stock, which represent 100% of the shares of Common Stock to be issued and sold in the Registered Offering. The Warrants have an exercise price of $7.04 per share, and will expire five and one-half years from the Stockholder Approval Date on May 31, 2024. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.6 million for the three and six months ended June 30, 2024, related to the change in fair value of the warrants issued in May 2024.

Placement Agent Warrants

On May 8, 2024, the Company entered into an engagement agreement with the Placement Agent, pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 10,653 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Registered Offering) and will have a term of five years from the commencement of sales in the Registered Offering and an exercise price of $8.80 per share. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.05 million for the three and six months ended June 30, 2024, related to the change in fair value of the warrants issued in May 2024.

Class A Common Stock Warrants

On November 13, 2022, the Company issued an aggregate 2,307 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. Each warrant has a strike price of $0.40 per share and has a contractual term of ten years. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The fair value of the warrants issued in 2022 was recorded as a liability on the condensed consolidated balance sheet and expensed to other (expense) income, net on the Statement of Operations and Comprehensive Loss, at the time of issuance. The Company recognized a gain equal to $2.4 million for the six months ended June 30, 2023, related to changes in fair value for the warrants issued in November 2022. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

Class B Common Stock Warrants

The Company issued warrants in 2021 to purchase Class B Common Stock to various employees and non-employees. Each warrant has a strike price of $0.40 and has a contractual term of seven years. The warrants are classified as permanent equity within the condensed consolidated balance sheets. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

Cash Flows

Comparison of the six months ended June 30, 2024 and 2023

(in thousands)	2024	2023
Net cash used in operating activities	$(5,160)	$(11,200)
Net cash used in investing activities	(1,407)	(868)
Net cash provided by financing activities	6,673	13,687
Effect of exchange rate on cash	50	(442)
Net Change In Cash and Cash Equivalents	$156	$1,177

Operating Activities

Net cash used in operating activities of $5.1 million for the six months ended June 30, 2024, was primarily due to a net loss of $22.0 million offset by depreciation and amortization of $3.7 million, stock-based compensation of $6.3 million, amortization of debt discount and interest of $4.9 million, change in fair value of convertible notes of $0.3 million, loss on extinguishment of debt of $1.7 million, common stock issued to lender in connection with equity line of credit $0.4 million, warrants issued to service providers $1.1 million, change in fair value of derivatives of $0.8 million, non cash lease expense of $0.1 million, loss on exchange of warrants for equity of $0.4 million, an increase in operating assets and liabilities of $1.8 million due to an increase in accrued expenses and other current liabilities partially offset by change in the fair value of warrants of $3.2 million and change in fair value of earn out of $1.3 million.

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

Investing Activities

Net cash used in investing activities of $1.4 million for the six months ended June 30, 2024 related to acquisition of software and content offset by the acquisition of CLMBR, Inc. net of cash acquired.

Net cash used in investing activities of $0.8 million for the six months ended June 30, 2023 related to the acquisition of software and content and internal use software.

Financing Activities

Net cash provided by financing activities of $6.6 million for the six months ended June 30, 2024 was primarily from the issuance of convertible notes of $4.8 million, proceeds from loans and related party loans of $1.7 million, proceeds from issuance of common stock from equity line of credit $0.4 million, proceeds from common stock offering net of issuance costs of $0.7 million, At the Market Offering proceeds of $0.4 million offset by the payment of loans and related party loans of $1.2 million.

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

Contractual Obligations and Other Commitments

Lease Obligations

The following represents our minimum annual rental payments under operating leases for each of the next five years and thereafter as of June 30, 2024:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2024 (remaining)	177
2025	282
2026	78
2027	78
2028	33
Thereafter	—
Total	$648

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

A liability for total minimum commitment (the license fee) on a quarterly basis was recognized as a liability of $2.3 million as of December 31, 2022. In March 2023, both agreements with the Content Provider were terminated by mutual agreement and no payments remain due or payable thereunder and the liability was recognized as a gain on settlement for the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

In accordance with ASC 718, when a nonrecourse note is used to fund the exercise of a stock option, the stock option is not considered “exercised” for accounting purposes until the employee repays the loan. Prior to repayment of a nonrecourse loan, the outstanding shares received in exchange for the loan are excluded from the denominator of basic earnings per share. Additionally, the nonrecourse loan itself is not recorded on the Company’s condensed consolidated balance sheet since the arrangement is, in substance, a stock option.

In 2022 and 2021, the sale of the shares of common stock to several employees was completed in the form of issuances of Secured Partial Recourse Promissory Notes (the “Note(s)”) by the respective employee to the Company.

The Notes were in the aggregate amount of $154,875 and 94,908 shares as of June 30, 2024 and December 31, 2023. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of June 30,2024, and are not recorded on the condensed consolidated balance sheet.

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 703 shares of common stock.

In March 2023, we issued warrants to unrelated third-party service providers in consideration for certain marketing communications services, which warrants are exercisable for a total number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the initial public offering price per share in our initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 1,250 shares of common stock.

In March 2023, we issued warrants to certain existing non-affiliate stockholders in lieu of future cash interest payments under our senior secured notes issued to such stockholders in connection with the Bridge Note Financing. Such warrants are exercisable for a number of shares of our common stock that is determined by dividing: (A) (i) in the case of the warrants issued to the lead noteholder, 67% of the aggregate principal amount of notes issued to such lead noteholder and; (ii) in the case of all other noteholders in the Bridge Note Financing, 60% of the aggregate principal amount of notes issued to such other noteholders by (B) (i) the initial public offering price per share or (ii) if the initial public offering is not consummated, by either (x) the price per share offered in a change of control transaction or (y) if a change of control transaction does not occur, the fair market value of our common stock as determined by an independent appraiser. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 4,078 shares of common stock.

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

On December 7, 2023, the Company issued an aggregate 23,112 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Pursuant to the warrant agreement entered into with 3i in December 2023, the warrant to purchase shares of common stock increased to 77,020 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $4.00 and the warrant shares increased to 288,900. In June 2024, 3i exercised 23,112 warrant shares for $0.09 million. The remaining 265,788 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.4 million.

On February 1, 2024, the Company issued an aggregate 75,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million Convertible Note with Treadway Holdings, LLC (the "February 2024 Note"). The Warrants are exercisable for 37,500 shares of Common Stock, at a price of $50.00 per share (“Warrant 1”) and $70.00 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.5 million and $1.7 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

On February 20, 2024, the Company issued 20,000 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. Each warrant has a strike price of $50.00 per share. The warrant may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.1 million and $0.4 million for the three and six months ended June 30, 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

On May 20, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market (the "Registered Offering), an aggregate of 142,046 shares of common stock, par value $0.0001, at an offering price of $7.04 per share. Pursuant to the securities purchase agreement, in a concurrent private placement (together with the Registered Offering, the

“Offering”), the Company has also agreed to issue to the Investors unregistered warrants to purchase up to an aggregate of 142,046 shares of Common Stock, which represent 100% of the shares of Common Stock to be issued and sold in the Registered Offering. The Warrants have an exercise price of $7.04 per share, and will expire five and one-half years from the Stockholder Approval Date on May 31, 2024. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.6 million for the three and six months ended June 30, 2024, related to the change in fair value of the warrants issued in May 2024.

On May 8, 2024, the Company entered into an engagement agreement with the Placement Agent, pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 10,653 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Registered Offering) and will have a term of five years from the commencement of sales in the Registered Offering and an exercise price of $8.80 per share. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.05 million for the three and six months ended June 30, 2024, related to the change in fair value of the warrants issued in May 2024.

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

Internal-use Software

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life is three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the quarter ended June 30, 2024.

During the three months ended June 30, 2024 and year ended December 31, 2023, the Company capitalized $0.0 million and $0.4 million, respectively, under ASC 350 included in intangible assets.

During the three months ended June 30, 2024 and year ended December 31, 2023, the Company capitalized $0.1 million and $1.9 million, respectively, under ASC 985 included in other assets.

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

Our business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, we have recognized one impairment with regards to the carrying value of our content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $1.3 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively.

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

In May 2023, upon closing of the Company's IPO, the convertible notes were converted into an aggregate of 14,129 shares of common stock.

In connection with the Company’s issuance of the December 2023 Notes, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheet as convertible note payable and the embedded derivatives. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in other expense (income). See Note 10 for further details.

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

Stock-based compensation expense is classified in the accompanying condensed consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient's service payments are classified. For the three months ended March 31, 2023, the Company recognized an additional stock- based compensation expense of $0.5 million as a result of a modification related to accelerated option vesting and repricing of options. There were no modifications during the six months ended June 30, 2024.

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

Goodwill and Intangible Assets with Indefinite Lives

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles —Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. As of June 30, 2024 there was no goodwill impairment. For additional information refer to Note 6—Goodwill and Intangible Assets.

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

Changes in Internal Control over Financial Reporting

As of June 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

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

In preparing our financial statements as of and for the three and six months ended June 30, 2024 and December 31, 2023, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; (2) certain system limitations in our accounting software and the overall control environment (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists and (4) the lack of sufficient processes and precise review and procedures to ensure the proper accounting for stock based compensation expenses, and the recording of those expenses completely and accurately in the appropriate period.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the three and six months ended June 30, 2024, as we expect to implement new software in 2024. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of June 30, 2024, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of our initial public offering.

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

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, no such plans or arrangements were adopted or terminated, including by modification.

Item 6. Exhibit

Exhibit No.	Description
3.1

Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed May 20, 2024).

3.2

Certificate of Amendment to the Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed June 18, 2024).

3.3

Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 22, 2024).

4.2	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed May 22, 2024).

10.1

Loan Modification Agreement, by and between Interactive Strength Inc. and Vertical Investors, LLC, dated April 24, 2024 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 26, 2024).

10.2

Loan Restoration Agreement, by and between Interactive Strength Inc. and Vertical Investors, LLC, dated April 24, 2024 (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 26, 2024).

10.3	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 22, 2024).

10.4	Limited Waiver and Exchange Agreement, dated June 28, 2024 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 28, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Formatted as Inline XBRL and Contained in Exhibit 101.

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

INTERACTIVE STRENGTH INC.

Date: August 14, 2024	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2024	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)