Form 10-Q
period 2024-09-30
Interactive Strength, Inc.
filed 2024-11-14
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2024, the registrant had 625,067 shares of common stock, $0.0001 par value per share, outstanding.

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-for-40 reverse stock split that was effective on June 14, 2024.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,269	$—
Accounts receivable, net of allowances	519	1
Inventories, net	4,773	2,607
Derivatives	19	—
Vendor deposits	1,976	1,815
Prepaid expenses and other current assets	684	933
Total current assets	10,240	5,356
Property and equipment, net	164	444
Right-of-use-assets	492	283
Intangible assets, net	7,184	2,254
Long-term inventories, net	3,198	2,908
Vendor deposits long term	310	309
Goodwill	13,519	—
Other assets	2,646	5,248
Total Assets	$37,753	$16,802
Liabilities, preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$12,880	$10,562
Accrued expenses and other current liabilities	3,174	906
Operating lease liability, current portion	302	54
Deferred revenue	104	77
Loan payable current portion	5,298	5,806
Senior secured notes	—	3,096
Income tax payable	7	7
Derivatives	—	122
Convertible note payable	4,784	904
Total current liabilities	26,549	21,534
Operating lease liability, net of current portion	210	229
Other long term liabilities	1,050	—
Warrant liabilities	156	591
Loan payable noncurrent	3,996	—
Total liabilities	$31,961	$22,354
Commitments and contingencies (Note 14)
Stockholders' equity (deficit)
Series A preferred stock, par value $0.0001; 10,000,000 and 0 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 5,368,865 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1	—
Series B preferred stock, par value $0.0001; 1,500,000 and 0 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 1,500,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	—	—
Series C preferred stock, par value $0.0001; 5,000,000 and 0 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 2,861,128 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	—	—
Common stock, par value $0.0001; 900,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 17,170,456 and 354,802 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	8	7
Additional paid-in capital	202,509	161,252
Accumulated other comprehensive (loss) income	(105)	100
Accumulated deficit	(196,621)	(166,911)
Total stockholders' equity (deficit)	5,792	(5,552)
Total liabilities, preferred stock and stockholders' equity (deficit)	$37,753	$16,802

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Fitness product revenue	$1,617	$206	$1,927	$502
Membership revenue	224	38	586	94
Training revenue	173	62	484	183
Total revenue	2,014	306	2,997	779
Cost of revenue:
Cost of fitness product revenue	(1,349)	(360)	(2,075)	(1,529)
Cost of membership	(768)	(960)	(2,768)	(2,861)
Cost of training	(185)	(109)	(522)	(300)
Total cost of revenue	(2,302)	(1,429)	(5,365)	(4,690)
Gross loss	(288)	(1,123)	(2,368)	(3,911)
Operating expenses:
Research and development	2,212	2,357	6,708	7,796
Sales and marketing	194	282	562	1,473
General and administrative	5,060	6,313	15,438	30,043
Total operating expenses	7,466	8,952	22,708	39,312
Loss from operations	(7,754)	(10,075)	(25,076)	(43,223)
Other income (expense), net:
Other income (expense), net	256	(179)	(506)	25
Interest expense	(1,831)	(154)	(6,750)	(1,382)
Gain upon debt forgiveness	—	—	—	2,595
Loss on issuance of warrants	(4,780)	—	(5,551)	—
Gain (loss) upon extinguishment of debt and accounts payable	110	—	(1,622)	—
Change in fair value of convertible notes	—	—	(316)	(252)
Change in fair value of earnout	—	—	1,300	—
Change in fair value of derivatives	956	—	201	—
Change in fair value of warrants	5,902	—	9,148	2,266
Total other income (expense), net	613	(333)	(4,096)	3,252
Loss before provision for income taxes	(7,141)	(10,408)	(29,172)	(39,971)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(7,141)	$(10,408)	$(29,172)	$(39,971)
Net loss per share - basic and diluted	$(1.53)	$(29.35)	$(15.22)	$(136.06)
Weighted average common stock outstanding—basic and diluted	4,653,452	354,656	1,916,375	293,773

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,141)	$(10,408)	$(29,172)	$(39,971)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(242)	172	(205)	(79)
Total comprehensive loss	$(7,383)	$(10,236)	$(29,377)	$(40,050)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Class A Common Stock		Class B Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	60,417	4	856	$—	—	112,436	365	(115,538)	(2,733)
Issuance of Common stock	—	—	—	—	—	—	—	—	216,923	3	—	—	—	—	—	4,449	—	—	4,452
Issuance of Common stock upon conversion of Class A Common Stock	—	—	—	—	—	—	—	—	60,417	4	(60,417)	(4)	—	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	16,161	—	—	14	—	—	14
Issuance of Common stock upon conversion of Class B Common Stock	—	—	—	—	—	—	—	—	17,017	—	—	—	(17,017)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,057	—	—	15,057
Net exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	323	—	—	323
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,961)	(15,961)
Balances at March 31, 2023	—	$—	—	$—	—	$—	—	$—	294,357	$7	—	$—	—	$—	$—	$132,279	$250	$(131,499)	$1,037
Initial public offering, net of issuance cost of $1.2 million	—	—	—	—	—	—	—	—	37,500	—	—	—	—	—	—	10,820	—	—	10,820
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	14,129	—	—	—	—	—	—	4,521	—	—	4,521
Exercise of stock warrants	—	—	—	—	—	—	—	—	8,477	—	—	—	—	—	—	2,468	—	—	2,468
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,510	—	—	4,510
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,602)	(13,602)
Balances at June 30, 2023	—	$—	—	$—	—	$—	—	$—	354,463	$7	—	$—	—	$—	$—	$149,991	$114	$(145,101)	$5,011
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,951	—	—	4,951
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	172	—	172
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,408)	(10,408)
Balances at September 30, 2023	—	$—	—	$—	—	$—	—	$—	354,463	$7	—	$—	—	$—	$—	$154,942	$286	$(155,509)	$(274)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Class A Common Stock		Class B Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	—	—	—	—	—	—	354,802	7	—	—	—	—	—	161,252	100	(166,911)	(5,552)
Issuance of preferred stock Series A upon conversion of debt	—	—	3,430,895	1	—	—	—	—	—	—	—	—	—	—	—	10,082	—	—	10,082
Subscription receivable for issuance of Series A preferred stock	—	—	1,500,000	—	—	—	—	—	—	—	—	—	—	—	(3,000)	—	—	—	(3,000)
Issuance of preferred stock series B upon acquisition of CLMBR, Inc.	1,500,000	2,688	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of CLMBR, Inc.	—	—	—	—	—	—	—	—	35,723	0	—	—	—	—	—	1,014	—	—	1,014
Issuance of Common stock upon waiver to enter into Note Agreement	—	—	—	—	—	—	—	—	6,250	0	—	—	—	—	—	177	—	—	177
Issuance of shares upon issuance of convertible notes	—	—	—	—	—	—	—	—	18,750	0	—	—	—	—	—	547	—	—	547
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	—	—	32,777	0	—	—	—	—	—	692	—	—	692
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	37,149	0	—	—	—	—	—	866	—	—	866
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	394	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,586	—	—	3,586
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss			—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,394)	(11,394)
Balances at March 31, 2024	1,500,000	$2,688	4,930,895	$1	—	$—	—	$—	485,845	$7	—	$—	—	$—	$(3,000)	$178,216	$139	$(178,305)	$(2,942)
Issuance of preferred stock Series A upon conversion of debt	—	—	1,562,970	0	—	—	—	—	—	—	—	—	—	—	—	2,368	—	—	2,368
Subscription receivable for issuance of Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,000	—	—	—	3,000
Reclassification of series B preferred stock to permanent equity	(1,500,000)	(2,688)	—	—	1,500,000	0	—	—	—	—	—	—	—	—	—	2,955	—	—	2,955
1 for 40 reverse stock split share round up	—	—	—	—	—	—	—	—	100,312	—	—	—	—	—	—	—	—	—	—
Registered direct offering, net of issuance costs of $0.2 million	—	—	—	—	—	—	—	—	142,046	0	—	—	—	—	—	809	—	—	809
Registered direct offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	(74)
Issuance of Common stock from At the Market offering, net of issuance costs of $0.1 million	—	—	—	—	—	—	—	—	162,378	0	—	—	—	—	—	405	—	—	405
At the Market offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	—	—	7,918	0	—	—	—	—	—	65	—	—	65
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	251,084	0	—	—	—	—	—	1,084	—	—	1,084
Issuance of shares upon conversion of warrants	—	—	375,000	0	—	—	—	—	—	—	—	—	—	—	—	480	—	—	480
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	—	—	23,112	0	—	—	—	—	—	92	—	—	92
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	82	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,860	—	—	2,860
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,637)	(10,637)
Balances at June 30, 2024	—	$—	6,868,865	$1	1,500,000	$0	—	$—	1,172,777	$7	—	$—	—	$—	$—	$189,210	$137	$(188,942)	$413
Issuance of Common stock from Best Efforts Offering	—	—	—	—	—	—	—	—	210,000	0	—	—	—	—	—	296	—	—	296
Best Efforts offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Series A Preferred dividends declared and paid in kind	—	—	59,668	—	—	—	—	—	—	—	—	—	—	—	—	538	—	(538)	—
Issuance of preferred stock series C upon conversion of preferred series A and conversion of debt	—	—	(1,559,668)	—	—	—	2,861,128	0	—	—	—	—	—	—	—	2,720	—	—	2,720
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	11,873,761	1	—	—	—	—	—	3,668	—	—	3,669
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	—	—	2,626,880	0	—	—	—	—	—	2,563	—	—	2,563
Issuance of Common stock upon extinguishment of debt	—	—	—	—	—	—	—	—	1,286,957	0	—	—	—	—	—	373	—	—	373
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	81	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,157	—	—	3,157
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,141)	(7,141)
Balances at September 30, 2024	—	$—	5,368,865	$1	1,500,000	$0	2,861,128	$0	17,170,456	$8	—	$—	—	$—	$—	$202,509	$(105)	$(196,621)	5,792

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(29,172)	$(39,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	218	64
Depreciation	418	743
Amortization	4,687	4,188
Non-cash lease expense	203	66
Inventory valuation loss and inventory step up amortization	141	261
Stock-based compensation	9,448	23,773
Loss on extinguishment of debt and accounts payable	1,622	—
Gain upon debt forgiveness	—	(2,595)
Fair value of common stock issued with Best Efforts Offering	299	—
Interest expense	2,147	77
Amortization of debt discount	4,603	1,305
Common stock issued to lender in connection with entering Equity Line of Credit Agreement	368	—
Change in fair value of convertible notes	316	252
Loss on issuance of warrants	5,894	442
Loss on exchange of warrants for equity	358	—
Change in fair value of earnout	(1,300)	—
Change in fair value of derivatives	(201)	—
Change in fair value of warrants	(9,148)	(2,266)
Changes in operating assets and liabilities
Accounts receivable	(1,134)	(7)
Inventories	684	(442)
Prepaid expenses and other current assets	342	464
Vendor deposits	(101)	323
Warrant liabilities	—	—
Other assets	(13)	(10)
Accounts payable	(3)	585
Accrued expenses and other current liabilities	862	(780)
Deferred revenue	(234)	37
Operating lease liabilities	(213)	(70)
Net cash used in operating activities	(8,909)	(13,561)
Cash Flows From Investing Activities:
Acquisition of internal use software	—	(349)
Acquisition of business, cash paid, net of cash acquired	(1,447)	—
Acquisition of software and content	40	(797)
Net cash used in investing activities	(1,407)	(1,146)
Cash Flows From Financing Activities:
Payments of loans	(831)	—
Proceeds from loans	1,280	—
Proceeds from related party loans	650	465
Payments of related party loans	(527)	(483)
Proceeds from issuance of common stock and pre-funded warrants upon offering, net of offering costs	4,510	10,820
Payments of offering costs	(90)	(1,453)
Proceeds from senior secured notes	—	3,030
Payments of senior secured notes	—	(2,000)
Redemption on convertible notes	(212)	—
Proceeds from issuance of convertible notes, net of issuance costs	4,756	—
Proceeds from the issuance of Class A common stock	—	4,247
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	4,023	—
Interest paid on loans and convertible notes	(1,093)	—
Proceeds from the exercise of common stock options and warrants	92	30
Proceeds from the issuance of common stock from equity line of credit	389	—
Net cash provided by financing activities	12,947	14,656
Effect of exchange rate on cash	(362)	(145)
Net Change In Cash and Cash Equivalents	2,269	(196)
Cash and restricted cash at beginning of the period	-	226
Cash and restricted cash at end of period	$2,269	$30
Supplemental Disclosure Of Cash Flow Information:
Interest expense due but not paid	1,054	—
Non-Cash Investing and Financing Information:
Property & equipment in accounts payable	18	18
Issuance of common stock and series B preferred stock for the acquisition of business	3,969	—
Offering costs in accounts payable and accrued expenses	69	3,155
Issuance of preferred stock through conversion of debt	15,170	—
Exercise and exchange of stock warrants	480	2,468
Conversion of convertible notes into common stock	1,949	4,521
Right-of-use assets obtained in exchange for new operating lease liabilities	—	313
Decrease in right-of-use asset and operating lease liabilities due to lease termination	—	61
Issuance of common stock from convertible notes and conversion of debt	920	—
Issuance of common stock from rights offering	—	202
Net exercise of options	—	323
Non cash settlement of accounts receivable and debt	750	—
Stock-based compensation capitalized in intangible asset and other assets	155	745

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Basis of Presentation

Description and Organization

Interactive Strength Inc. (the "Company") is the parent company of two leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR and FORME. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience ("Connected Fitness Products"). The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR and FORME offer unique fitness solutions for both the commercial and at-home markets. Our Members are defined as any individual who has a FORME or CLMBR account through a paid connected fitness membership.

Reverse Stock Split

On June 13, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share, at a rate of 1-for-40 (the “Reverse Stock Split”), effective as of 9:00 a.m. Eastern Time on June 14, 2024.

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

The Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. See Note 21. that outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of February 2, 2024.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the nine months ended September 30, 2024, the Company incurred a net operating loss of $25.1 million and used net cash in its operations of $8.9 million. As of September 30, 2024, the Company had an accumulated deficit of $196.6 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $1.0 million of cash or cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
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
•
As of September 30, 2024, the Company had total outstanding debt of approximately $14.1 million, all of which was classified as current in the accompanying condensed consolidated balance sheet. Approximately $5.2 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 20. Several of these loans matured prior to September 30, 2024, but their repayment has been temporarily waived. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
As previously disclosed, on August 22, 2023, the Listing Qualifications staff (the “Staff”) of Nasdaq had notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule”). On February 16, 2024, the Company filed a Form 8-K stating that as of February 15, 2024, as a result of the Company’s debt conversion and acquisition, the Company believed it had regained compliance with the Rule. Based on this representation, the Staff notified the Company that it regained compliance with the Rule; however, the Staff noted that if the Company failed to evidence compliance upon filing its periodic report for the period ended March 31, 2024, it may be subject to delisting. On May 22, 2024, the Company received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company no longer complies with the Rule. Specifically, the Staff noted that the Company’s stockholders’ equity reported in its Form 10-Q for the period ended March 31, 2024 did not satisfy the minimum $2.5 million stockholders’ equity requirement for continued listing. The Company appeared before a Hearings Panel (the “Panel”) on July 16, 2024. At the hearing, the Company presented a plan to regain compliance with the Rule. On August 6, 2024, the Company received a letter from the Panel stating that the Panel has determined to grant the request of the Company to continue its listing on the Nasdaq Stock Market until November 14, 2024. The Company’s continued listing is subject to the condition that on or before November 14, 2024, i) the Company files a Form 10-Q for the period ending September 30, 2024, describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the Rule and provide an indication of its equity following those transactions; and ii) the Company provides the Panel with income projections for the next 12 months. While the Company believes it is now compliant with the Rule, there can be no assurance that the Panel will stay the suspension of the Company’s securities. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.
•
The Company’s stockholders’ equity as of September 30, 2024 was approximately $5.8 million, exceeding the minimum required by the Rule by over $3 million. Despite the Company’s net loss for the quarter ended September 30, 2024, the Company achieved this compliance via (A) the issuance of shares of common stock pursuant to (i) a registered direct offering; (ii) the At The Market offering; and (iii) the extinguishment of debt; and (B) the issuance of preferred stock shares upon the extinguishment of debt.

The Company believes that it will stay compliant with the Rule through the end of the fiscal year and beyond because, since September 30, 2024, the Company has issued more shares of common stock pursuant to the At The Market offering and the extinguishment of debt.

•
The Company received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) on August 20, 2024 notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.0001 per share (the “Common Stock”) has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “TRNR” at this time. The Company has 180 calendar days, or until February 18, 2024, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If compliance is not regained by February 18, 2024, the Company may be eligible for additional time to regain compliance or if otherwise not eligible, the Company may request a hearing before a hearings panel. If the Company fails to regain compliance and/or secure an extension, the Company will be subject to being delisted from the Nasdaq market. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Company’s borrowing arrangement; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.
•
The Company received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) on November 13, 2024 notifying the Company that, since at November 12, 2024, the Company had 417,705 publicly held shares, it no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (“Rule 5550(a)(4)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “TRNR” at this time. The Company has until November 20, 2024 to present its views with respect to this additional deficiency to the Panel in writing. As of November 13, 2024, the Company has 625,067 publicly held shares and believes this deficiency has been cured. However, if the Company fails regain compliance and/or secure an extension, the Company will be subject to being delisted from the Nasdaq market. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Company’s borrowing arrangement; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2023 and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2024 the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statement of convertible preferred stock and stockholders' equity (deficit) as of September 30, 2024 and condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the condensed consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of September 30, 2024 and 2023, substantially all of the Company’s long-lived assets are held in the United States.

Significant Accounting Policies

During the nine months ended September 30, 2024, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 except as described below:

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles —Goodwill and Other”, which requires an annual impairment test for goodwill. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. As of September 30, 2024 there was no goodwill impairment. For additional information refer to Note 6.—Goodwill and Intangible Assets.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the nine months ended September 30, 2024 and 2023, there was no impairment of the identified intangible assets.

The Company’s intangible assets subject to amortization consist of developed technology, customer related intangibles, trademark and tradenames, and content that are amortized on a straight-line basis over the estimated useful lives of the related intangible asset. The estimated useful lives of the respective intangible assets range from 3 years to 13 years.

The Company estimates the fair value of intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. For the periods presented, the Company did not recognize any impairment of intangible assets.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

4.
Inventories, net

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Finished products	$4,773	$2,607
Finished products - Long Term	2,620	2,376
Raw materials - Long Term	578	532
Total inventories, net	$7,971	$5,515

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

5.
Property and Equipment, net

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Pre-production tooling	$3,094	$3,094
Machinery and equipment	191	125
Leasehold improvements	186	113
Furniture and fixtures	25	25
Exercise equipment	13	13
Total	3,509	3,370
Less: Accumulated depreciation	(3,345)	(2,926)
Total property and equipment, net	$164	$444

Depreciation expense amounted to $0.1 million and $0.2 million for each of the three months ended September 30, 2024 and 2023, respectively. Depreciation expense amounted to $0.4 million and $0.7 million for each of the nine months ended September 30, 2024 and 2023, respectively.

6.
Goodwill and Intangible Assets, net

Identifiable intangible assets, net consist of the following:

	As of September 30,			As of December 31,
	2024			2023
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-use software	$6,248	$(5,386)	$862	$6,248	$(3,994)	$2,254
Developed technology	1,500	(164)	1,336	—	—	—
Customer related	4,400	(310)	4,090	—	—	—
Trademark and trade name	800	(60)	740	—	—	—
Content	200	(44)	156	—	—	—
Total identifiable intangible assets	$13,148	$(5,964)	$7,184	$6,248	$(3,994)	$2,254

Amortization expense amounted to $0.6 million and $0.5 million for each of the three months ended September 30, 2024 and 2023, respectively. Amortization expense amounted to $2.0 million and $1.5 million for each of the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and 2023, there was no intangible asset impairment.

As of September 30, 2024, estimated annual amortization expense for each of the next five fiscal years is as follows:

2024 (remaining)	481
2025	1,389
2026	815
2027	648
2028	582
Thereafter	3,269
Total	$7,184

Total goodwill of $13.5 million and intangible assets of $6.9 million were acquired in the Acquisition and were recorded at fair value on the acquisition date. As of September 30, 2024, there was no goodwill impairment. Refer to Note 21. Acquisitions for more information.

Changes in goodwill for the nine months ended September 30, 2024 are as follows:

(in thousands)	CLMBR, Inc.
Balance as of December 31, 2023	$—
Goodwill acquired	13,165
Purchase accounting adjustments to goodwill	354
Balance as of September 30, 2024	$13,519

7.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Security deposit	96	66
Prepaid licenses	—	20
Research and development tax credit	444	516
Other receivables	20	20
Insurance	18	246
Other prepaid	106	65
Total prepaid expenses and other current assets	$684	$933

8.
Other Assets, net

Other assets, net consisted of the following:

	As of September 30,			As of December 31,
	2024			2023
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,589	$(5,667)	$922	$6,589	$(4,237)	$2,352
Capitalized software	$5,994	$(4,270)	$1,724	$5,879	$(2,983)	$2,896
Total other assets	$12,583	$(9,937)	$2,646	$12,468	$(7,220)	$5,248

Amortization expense amounted to $0.8 million and $0.9 million and $2.7 million and $2.7 million for the three and nine months ended September 30, 2024 and 2023, respectively.

9.
Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued bonus	$188	$25
Accrued payroll	396	26
Accrued PTO	21	21
Accrued legal settlement	1,150	—
Accrued royalties	221	208
Accrued professional fees	339	235
Customer deposits	286	46
Other accrued expenses and current liabilities	573	345
Total accrued expenses and other current liabilities	$3,174	$906

Accrued legal settlement of $1.1 million represents the current portion of payment due following settlement of a lawsuit which was an assumed liability as part of the Acquisition and is further discussed in Note 14. Commitments and Contingencies.

10.
Debt

Debt consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Principal stockholder promissory notes	$5,146	$5,085
Other related party promissory notes	152	721
Total Loan Payable	5,298	5,806
June 2023 notes	—	1,379
November 2023 bridge notes	—	$1,717
Total Senior secured notes	$—	$3,096
Derivatives	$—	$122
December 2023 convertible note	—	904
Other related party convertible notes	188	—
Other convertible notes	745	—
February 2024 convertible note	3,851	—
Total Convertible note payable	$4,784	$904
Total debt current	$10,082	$9,928
Term Loan	3,996	$—
Total debt long term	$3,996	$—
Total debt	$14,078	$9,928

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021, the Company entered into promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company. See Note 20. Related Party Transactions.

Other Related Party Promissory Notes

During 2019, 2020, 2021, 2022, and 2023, the Company entered into promissory notes with other related parties. See Note 20. Related Party Transactions.

Term Loan

On February 1, 2024, the Company entered into a Credit Agreement (the "Term Loan") with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of approximately $8.0 million. The term loan bears interest at Daily Simple Secured Overnight Financing Rate ("SOFR-Based Rate"), and the Company shall pay a guarantee fee of $2.3 million due on the maturity date. The guarantee fee was treated as a debt discount and accreted through interest expense through maturity date. The maturity date of the Term Loan was originally June 28, 2024. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender in exchange for reduction of outstanding debt of $3.0 million.

On April 24, 2024, (the “Effective Date”) the Company entered into a Loan Modification Agreement (the “Modification Agreement”) with the Lender reducing the outstanding debt by $3.0 million and extending the maturity date to December 31, 2024. The maturity date was further extended to December 31, 2025 on September 30, 2024.

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
b)
The remaining fifty percent (50%) of the Excess Amount shall be applied by Lender as a partial payment by the Company of the guarantee fee, which is the Origination Fee of $1.6 million and the Enhancement Fee of $0.7 million;
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

($2,400,000 / $3,000,000) x 50% = 40% (being the Discount Percentage)

$3,000,000 x 60% (being 1 – 0.40) = $1,800,000 (being the Minimum Payment)

The Company bifurcated the Restoration Agreement and recorded the Restoration Agreement as a short term derivative in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability or asset will be remeasured at each reporting period using a Monte Carlo simulation with changes in fair value recorded in the condensed consolidated statements of operations in change in fair value of derivatives. See Note 12. for further details.

The Company entered into a number of exchange agreements with the Lender. In total, the Company and Lender agreed to reduce the Loan Amount by $0.6 million in exchange for the issuance of 1,286,957 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”). On September 30, 2024, the Lender was issued 59,668 shares of Series A Preferred Stock as a dividend in kind on the shares of Series A Preferred Stock owned by the Lender (the 59,668 shares of Series A Preferred Stock combined with the 1,500,000 shares of Series A Preferred Stock already owned by the Lender is referred to herein as the “Series A Preferred Shares”). As of September 30, 2024, the outstanding principal amount of the Loan was $4,309,186 (the “Loan Amount”). On September 30, 2024, the Company and the Lender entered into an Exchange and Settlement Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company and Lender agreed to exchange (a) the Series A Preferred Shares and (b) the Loan Amount (minus $2 million) for a total of 2,861,128 shares of the Company’s Series C Preferred Stock (“Series C Preferred Shares”).In connection with the Exchange Agreement, on September 30, 2024, the Company and the Lender reduced the principal amount of the Note Purchase Agreement previously entered into by the Company and the Lender to $2.0 million.

On September 30, 2024, the Company and the Lender entered into an amendment (the “Amendment”) to the previously disclosed Loss Restoration Agreement, dated as of April 24, 2024. The Amendment revised the definition of Preferred Stock to “2,861,128 shares of Series C Preferred Stock”. Prior to the Amendment, the definition of Preferred Stock read “1,500,000 shares of Series A Preferred Stock”. The definition of Net Trade Value was amended and restated in its entirety to read as follows “means the aggregate amount of funds received by Lender (net of all commissions, transfer fees or other transaction fees of any kind and taxes paid or payable as a result thereof) arising out of the disposition of the Preferred Stock, the disposition of the shares of Common Stock issued pursuant to the exchange agreements entered into by and between the Borrower and the Lender prior to the Amendment Effective Date, the disposition of the shares of Common Stock issued pursuant to all exchange agreements entered into by and between the Borrower and the Lender after the Amendment Effective Date, the disposition of the shares of Common Stock issuable upon conversion of the Preferred Stock, if such Preferred Stock is converted to Common Stock by Lender, or the disposition of any other securities of the Borrower issued to the Lender as a result of its holding the Preferred Stock. For the avoidance of doubt, the Net Trade Exhibit 10.2 Value shall be determined by Lender.” Furthermore, the Amendment revised the date on which the Net Trade Value received will be calculated from December 31, 2024 to December 31, 2025.

The carrying value of the Term Loan is as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Principal and interest	$1,997	$—
Guarantee fees	2,348	—
Unamortized debt discount	(349)	—
Aggregate carrying value	$3,996	$—

Interest expense recognized on the Term Loan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$166	$—	$450	$—
Amortization of debt discount	129	—	589	—
Total	$295	$—	$1,039	$—

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

June 2023 Notes

In June 2023, the Company entered into a note purchase agreement (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 at their sole discretion. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The maturity date was June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. Additional senior secured notes may become available at the sole discretion of the June Lender. As of September 30, 2023, the Company defaulted on the payment of interest due on the June 2023 Notes. On November 3, 2023, the Lender waived their rights to seek remedies resulting from an event of default. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the June 2023 Notes were converted into 769,567 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.0 million and $0.4 million on the extinguishment of debt upon conversion to Series A Preferred Stock for three and nine months ended September 30, 2024.

November 2023 Bridge Notes

On November 10, 2023, the Company issued secured promissory notes (the "November 2023 Bridge Notes") in the aggregate principal amount of approximately $1.9 million, of which approximately $0.8 million was with a related party, with an original issuance discount of 15%, due November 10, 2024. Interest on the outstanding principal of the notes accrues initially at a rate of 3% per annum, with a step-up interest rate of 8% per annum after January 31, 2024 until maturity. The Company elected the fair value option for the notes under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

The notes were amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, a portion of the convertible notes were converted into 219,780 shares of Series A Preferred Stock. In March 2024, the notes were amended at a conversion price of $1.50. In March 2024, the remaining portion of the convertible notes were converted into 538,039 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.0 million and $0.3 million on the extinguishment of debt and loss on change in fair value of $0.0 million and $0.3 million upon conversion to Series A Preferred Stock for three and nine months ended September 30, 2024.

Q2 2024 Convertible Notes

In April and May 2024, the Company issued senior secured convertible preferred notes (the "Q2 2024 Convertible Notes"), in the aggregate principal amount of approximately $1.7 million, due April and May 2025. Interest on the outstanding principal of the notes accrued initially at a rate of 12% per annum. The Company paid a portion of the convertible notes of $0.3 million as of September 30, 2024. In April and May 2024, a portion of the Q2 Convertible Notes were converted into 1,407,186 shares of the Company's Series A Preferred Stock at a blended conversion price of $1.03 per share. The Company recognized a loss equal to $0.0 million and $0.9 million on the extinguishment of debt for the three and nine months ended September 30, 2024.

The carrying value of the Senior Secured Notes are as follows:

	September 30,	December 31,
(in thousands)	2024	2023
June 2023	$—	$1,379
November 2023	—	1,717
Aggregate carrying value	$—	$3,096

The change in the balance of the Senior Secured Notes is as follows:

	November 2023	June 2023	Q2 2024
(in thousands)	Bridge Notes	Notes	Convertible Notes	Total
Carrying value at December 31, 2023	$1,717	$1,379	$—	$3,096
Issuance of promissory notes	—	—	1,680	1,680
Loss on extinguishment of debt	275	377	904	1,556
Change in estimated fair value of convertible notes	316	—	—	316
Interest Expense	—	21	89	110
Repayment of promissory notes	—	—	(318)	(318)
Conversion to Series A Preferred Stock	(2,308)	(1,777)	(2,355)	(6,440)
Carrying value at September 30, 2024	$—	$—	$—	$—

Convertible Notes

Other Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time while outstanding the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $2.00 per share. The total outstanding balance at September 30, 2024 and December 2023, including accrued interest, was $0.2 million and $0.2 million, respectively, and is included in convertible note payable on the condensed consolidated balance sheet.

Other Convertible Notes

In connection with the acquisition of CLMBR, Inc., the Company assumed three promissory notes for a total of $1.9 million in principal and accrued interest.

In August 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.7 million, due August 31, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 398,352 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.0 million and $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock for the three and nine months ended September 30, 2024.

In October 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.5 million, due October 15, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 258,929 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.0 million and $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock three and nine months ended September 30, 2024.

In November 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.7 million, due January 31, 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. The note was assumed by the Company in February 2024 in connection with the acquisition of CLMBR, Inc. The note was amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.80 per share. Total outstanding principal balance including accrued interest as of September 30, 2024 was $0.7 million.

The change in the balance of the Promissory notes as converted to convertible notes is as follows:

	August 2023	October 2023	November 2023
(in thousands)	Promissory Notes	Promissory Notes	Promissory Notes	Total
Carrying value at December 31, 2023	$—	$—	$—	$—
Promissory notes assumed in connection with acquisition of CLMBR, Inc.	725	471	691	1,887
Loss on extinguishment of debt	195	127	—	322
Interest Expense	—	—	54	54
Conversion to Series A Preferred Stock	(920)	(598)	—	(1,518)
Carrying value at September 30, 2024	$—	$—	$745	$745

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

The Company recognized losses equal to $0.0 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, related to changes in fair value for the November 2022 Convertible Notes.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 14,129 shares of common stock.

December 2023 Convertible Note

On December 7, 2023, the Company issued a convertible note (the "December 2023 Note") to an accredited investor (the "Note Investor") with an aggregate principal amount of $2.2 million. The December 2023 Note carries an original issue discount of 8.0% and accrues interest at a rate of 7.0% per annum. The maturity date of the December 2023 Note is December 7, 2024 (the “Maturity Date”). Interest payments are guaranteed through the Maturity Date regardless of whether the December 2023 Note is earlier converted or redeemed.

The December 2023 Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid Late Charges (as defined in the December 2023 Convertible Note Purchase Agreement) with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $1.25 per share (such shares, the “Note Conversion Shares”). In addition, the Note Investor may, at any time and at its option, convert the Note (in whole or in part) into shares of Common Stock pursuant to the formula included in the preceding sentence at an alternate conversion price equal to 92% of the lowest dollar volume-weighted average price (“VWAP”) during the ten trading days immediately preceding the date of conversion, subject to a conversion price floor, or, any time following an Event of Default (as defined below), equal to 80% of the lowest VWAP during the ten trading days immediately preceding the date of conversion, in each case subject to the additional terms and conditions set forth in the Note.

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

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the condensed consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the condensed consolidated statements of operations in change in fair value of convertible notes.

Total conversions for the nine months ended September 30, 2024 was $1.9 million for a total of 288,233 shares of common stock.

The Company recognized gains equal to $0.0 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, related to changes in fair value of the embedded derivative for the December 2023 Note.

The December Note was paid off in July 2024 for $0.2 million and the outstanding balance is $0 as of September 30, 2024.

The carrying value of the December 2023 Note is as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Principal and interest	$—	$2,169
Unamortized debt discount	—	(801)
Unamortized issuance costs	—	(464)
Aggregate carrying value	$—	$904

Interest expense recognized on the December 2023 Note is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$—	$—	$142	$—
Amortization of debt discount	—	—	800	—
Amortization of debt issuance costs	92	—	532	—
Total	$92	$—	$1,474	$—

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

Total payments for the three and nine months ended September 30, 2024 was $1.5 million and $2.1 million, respectively. The Company entered into a deposit account control agreement (the “DACA”),with Treadway Holdings, LLC whereby cash received from CLMBR sales are automatically transferred to Treadway Holdings, LLC until the February 2024 Convertible Note is paid off.

The carrying value of the February 2024 Convertible Note is as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Principal and interest	$4,708	$—
Unamortized debt discount	(569)	—
Unamortized issuance costs	(288)	—
Aggregate carrying value	$3,851	$—

Interest expense recognized on the February 2024 Convertible Note is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$305	$—	$905	$—
Amortization of debt discount	679	—	1,779	—
Amortization of debt issuance costs	344	—	902	—
Total	$1,328	$—	$3,586	$—

11.
Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2023 to September 30, 2024:

	Common Stock Warrants December 2023	Common Stock Warrants February 2024	Common Stock Warrants Woodway	Common Stock Warrants Registered Direct Placement Agent	Common Stock Warrants Registered Direct	Common Stock Warrants Best Efforts Pre-Funded	Common Stock Warrants Best Efforts A-1	Common Stock Warrants Best Efforts A-2	Common Stock Warrants Best Efforts Placement Agent	Total Common Stock Warrants
Outstanding as of December 31, 2023	23,112	—	—	—	—	—	—	—	—	23,112
Warrants issued	265,788	75,000	20,000	10,653	142,046	2,626,880	2,836,880	2,836,880	212,766	9,026,893
Warrants exercised	(23,112)	—	—	—	—	(2,626,880)	—	—	—	(2,649,992)
Warrants canceled	(265,788)	—	—	—	—	—	—	—	—	(265,788)
Outstanding as of September 30, 2024	—	75,000	20,000	10,653	142,046	—	2,836,880	2,836,880	212,766	6,134,225

November 2023 Bridge Warrants

In connection with the November Bridge Notes discussed further in Note 10, the Company entered into a warrant agreement whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants have been issued as of September 30, 2024. The Company recognized gains equal to $0.002 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, related to changes in fair value of the warrants.

December 2023 Warrants

On December 7, 2023, the Company issued an aggregate 23,112 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $50.00 per share. The warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.0 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, related to the change in fair value of the warrants issued in December 2023.

Pursuant to the warrant agreement entered into with an accredited investor in December 2023, the number of shares of common stock issuable under the warrants increased to 77,020 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $4.00 and the number of shares of common stock issuable increased to 288,900. In June 2024, 3i exercised 23,112 warrant shares for $0.09 million. The remaining 265,788 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.0 million and $0.4 million for three and nine months ended September 30, 2024.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 75,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million February 2024 Note. The Warrants are exercisable for 37,500 shares of Common Stock, at a price of $50.00 per share (“Warrant 1”) and $70.00 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.05 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

Woodway Warrants

On February 20, 2024, the Company issued 20,000 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC ("Woodway"). Each warrant has a strike price of $50.00 per share. The warrants may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.005 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

Registered Direct Placement Agent Warrants

On May 8, 2024, the Company entered into an engagement agreement with H.C. Wainwright & Co., LLC (the "Placement Agent"), pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 10,653 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Registered Offering) and will have a term of five years from the commencement of sales in the Registered Offering and an exercise price of $8.80 per share. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.005 million and $0.05 million for the three and nine months ended September 30, 2024, related to the change in fair value of the warrants issued in May 2024.

Registered Direct Offering Warrants

Pursuant to the securities purchase agreement, in a concurrent private placement (together with the Registered Offering, the “Offering”), the Company has also agreed to issue to the Investors unregistered warrants to purchase up to an aggregate of 142,046 shares of Common Stock, which represent 100% of the shares of Common Stock to be issued and sold in the Registered Offering. The Warrants have an exercise price of $7.04 per share, and will expire five and one-half years from the Stockholder Approval Date on May 31, 2024. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.1 million and $0.7 million for the three and nine months ended September 30, 2024, related to the change in fair value of the warrants issued in May 2024.

Best Efforts Offering Pre-Funded Warrants

On July 1, 2024, the Company issued pre-funded warrants to purchase up to an aggregate of 2,626,880 shares of common stock. The public offering price for each Pre-Funded Warrant and was $1.409. The Pre-Funded Warrants have an exercise price of $0.001 per share, are were exercised in full in July 2024. The fair value of the warrants of $3.7 million was recorded as a long-term liability upon issuance. The Company recorded a change in fair value of warrants of $1.1 million and $1.1 million for the three and nine months ended September 30, 2024. The fair value of the warrants was $0.0 million as of September 30, 2024, as the warrants were exercised in full in July 2024.

Best Efforts Offering A-1 and A-2 Warrants

On July 1, 2024, the Company issued Series A-1 warrants to purchase up to an aggregate of 2,836,880 shares of common stock and Series A-2 warrants to purchase up to an aggregate of 2,836,880 shares of common stock. The public offering price for each Share and accompanying Warrants was $1.41 (which is the last reported sale price of the Common Stock on The Nasdaq Capital Market on June 28, 2024). Each Warrant has an exercise price of $1.41 per share and is exercisable beginning on the effective date of stockholder approval on August 30, 2024. The Series A-1 Warrant will expire on the five-year anniversary of the initial issuance date. The Series A-2 Warrant will expire on the eighteen-month anniversary of the initial issuance date. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $4.4 million and $4.4 million for the three and nine months ended September 30, 2024, related to the change in fair value of the A-1 and A-2 Warrants issued in July 2024.

Best Efforts Placement Agent Warrants

The Company entered into an engagement agreement with H.C. Wainwright & Co., LLC (the "Placement Agent"), pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Best Efforts Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 212,766 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Best Efforts Offering) and will have a term of five years from the commencement of sales in the Best Efforts Offering and an exercise price of $1.7625 per share. The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.2 million and $0.2 million for the three and nine months ended September 30, 2024, related to the change in fair value of the warrants issued in July 2024.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to September 30, 2023:

	Class A Common Stock Warrants	Class B Common Stock Warrants	Total Warrants
Outstanding as of December 31, 2022	2,307	144	2,451
Warrants issued	—	—	—
Warrants exercised	(2,307)	(144)	(2,451)
Outstanding as of September 30, 2023	-	—	-

Class A Common Stock Warrants

On November 13, 2022, the Company issued an aggregate 2,307 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. Each warrant has a strike price of $0.40 per share and has a contractual term of ten years. The fair value of the warrants issued in 2022 was recorded as a liability on the condensed consolidated balance sheet and expensed to other (expense) income, net on the Statement of Operations and Comprehensive Loss, at the time of issuance. The Company recognized a loss equal $0.1 million and a gain of $2.3 million for the three and nine months ended September 30, 2023, respectively related to changes in fair value for the warrants issued in November 2022. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

Class B Common Stock Warrants

The Company issued warrants in 2021 to purchase Class B Common Stock to various employees and non-employees. Each warrant has a strike price of $0.40 and has a contractual term of seven years. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock. The Company recognized a change in fair value equal $0.0 million and $0.0 million for the three and nine months ended September 30, 2023.

12.
Fair Value Measurements

The Company’s financial instruments consist of its notes held at fair value, derivatives, contingent consideration and warrants.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows:

	Fair value measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$2,269	$—	$—	$2,269
Derivatives	—	—	19	19
Total	$2,269	$—	$19	$2,288
Liabilities
Warrants	—	—	156	156

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Derivatives	$—	$—	$122	$122
Bridge Notes	—	—	1,717	1,717
Warrants	—	—	591	591
Total	$—	$—	$2,430	$2,430

During the nine months ended September 30, 2024, there were no transfers between Level 1 and Level 2, nor into and out of Level 3. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024.

December 2023 Derivative

In connection with the Company’s issuance of its December 2023 Convertible Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability ("December 2023 Derivative") in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the embedded derivative was determined using a lattice model.

The Company recognized a gain equal to $0.0 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, related to change in fair value of the December 2023 Derivative recorded in the condensed consolidated statements of operations in change in fair value of derivatives. The December 2023 Derivative is $0 as of September 30, 2024 as the December 2023 Convertible Note was paid off as of September 30, 2024.

Loss Restoration Derivative

In connection with the Company entering into the Loss Restoration Agreement the Company recorded the Loss Restoration Derivative as a derivative asset or a derivative liability in the Company’s condensed consolidated balance sheet depending on the fair value in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the Loss Restoration Derivative as of April 24, 2024 was $0.06 million and was determined using a Monte Carlo model. Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate. The assumptions used to estimate the fair value of the Loss Restoration Derivative are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.7%	—%
Weighted-average expected term (in years)	1.25	—
Weighted-average expected volatility	116.7%	—%
Expected dividend yield	15.0%	—%

The Company recognized a gain equal to $1.0 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, related to change in fair value of the Loss Restoration Derivative recorded in the condensed consolidated statements of operations in change in fair value of derivatives. The Loss Restoration Derivative as of September 30, 2024 of $0.02 million is included in condensed consolidated balance sheets as Derivatives in current assets.

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc., the Sellers shall be entitled to receive a contingent payment in the form of shares of Common Stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, there were 2 contingent payments (1) based on total CLMBR sales in 2024 (5,000 units sold in 2024) and (2) based on CLMBR sales through B2B channel in 2024 (2,400 in B2B channel in 2024). Contingent payment (1) was determined at inception to be remote and therefore, $0 was recognized for the earn out as of the acquisition date. Contingent payment (2) was probable and a contingent liability of $1.3 million was recorded based on in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 566,642 Earn-Out Shares. The Company assessed the fair value as of September 30, 2024 and it was determined based on current sales that achieving the projection and likelihood of contingent payment (2) was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for the nine months ended September 30, 2024 related to change in fair value of the earn out recorded in the condensed consolidated statements of operations in change in fair value of earnout.

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

November 2023
(in thousands)	Bridge Notes
Fair value at December 31, 2023	$1,717
Loss on extinguishment of debt	275
Change in estimated fair value of convertible notes	316
Conversion to Series A Preferred Stock	(2,308)
Fair value at September 30, 2024	$—

Warrants

The following table summarizes the activity for the Company Level 3 warrant liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024:

	November 2023	December 2023	February 2024	Woodway	Registered Direct	Registered Direct Placement Agent	Best Efforts Pre-Funded	Best Efforts A-1	Best Efforts A-2	Best Efforts Placement Agent	Total
(in thousands)	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Fair value at December 31, 2023	$165	$426	$—	$—	$—	$—	$—	$—	$—	$—	$591
Issuance of warrants	—	—	1,800	344	721	50	3,704	2,687	1,903	189	11,398
Change in estimated fair value of warrants	(165)	(304)	(1,797)	(344)	(719)	(50)	(1,141)	(2,577)	(1,869)	(182)	(9,148)
Loss on cancelation of warrants	—	358	—	—	—	—	—	—	—	—	358
Exercise of stock warrants	—	—	—	—	—	—	(2,563)	—	—	—	(2,563)
Conversion to Series A Preferred Stock		(480)	—	—	—	—	—	—	—	—	(480)
Fair value at September 30, 2024	$—	$—	$3	$—	$2	$—	$—	$110	$34	$7	$156

November 2023 Warrants

On November 10, 2023, the Company issued warrants to two accredited investors to purchase shares of Common Stock. The fair value of the warrants was determined using the Monte Carlo Simulation, given the variable number of shares issuable upon exercise of the warrant. For the outstanding warrants as of September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) and risk free rate. The fair value of the warrants was $0.0 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company recorded a change in fair value of warrants of $0.002 million and $0.2 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the November 2023 Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.3%	3.8%
Weighted-average expected term (in years)	4.67	5.35
Weighted-average expected volatility	81.2%	68.20%
Expected dividend yield	—%	—%

December 2023 Warrants

On December 7, 2023, the Company issued warrants in connection with the issuance of the December 2023 Convertible Notes. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The fair value of the warrants was $0.0 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively. The warrants were no longer outstanding at September 30, 2024. The Company recorded a change in fair value of warrants of $0.0 million and $0.3 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the December 2023 Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	—%	3.8%
Weighted-average expected term (in years)	—	5.43
Weighted-average expected volatility	—%	67.90%
Expected dividend yield	—%	—%

Pursuant to the warrant agreement entered into with accredited investor in December 2023, the warrant to purchase shares of common stock increased to 77,020 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $4.00 and the warrant shares increased to 288,900. In June 2024, 3i exercised 23,112 warrant shares for $0.09 million. The remaining 265,788 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.0 million and $0.4 million for three and nine months ended September 30, 2024.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 75,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million February 2024 Note. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The fair value of the warrants of $1.8 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.003 million as of September 30, 2024. The Company recorded a change in fair value of warrants of $0.05 million and $1.8 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the February 2024 Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.4%	—%
Weighted-average expected term (in years)	9.48	—
Weighted-average expected volatility	93.3%	—%
Expected dividend yield	—%	—%

Woodway Warrants

On February 20, 2024, the Company issued warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The fair value of the warrants of $0.3 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.0 million as of September 30, 2024. The Company recorded a change in fair value of warrants of $0.005 million and $0.3 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the Woodway Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.3%	—%
Weighted-average expected term (in years)	9.53	—
Weighted-average expected volatility	66.6%	—%
Expected dividend yield	—%	—%

Registered Direct Placement Agent Warrants

On May 8, 2024, the Company issued warrants in connection with an agreement with the Placement Agent, pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as September 30, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) dividend yield and (4) a risk free rate. The fair value of the warrants of $0.05 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.0 million as of September 30, 2024. The Company recorded a change in fair value of warrants of $0.005 million and $0.05 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the Placement Agent Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.3%	—%
Weighted-average expected term (in years)	4.70	—
Weighted-average expected volatility	81.5%	—%
Expected dividend yield	—%	—%

Registered Direct Offering Warrants

On May 20, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The fair value of the warrants of $0.7 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.002 million as of September 30, 2024. The Company recorded a change in fair value of warrants of $0.1 million and $0.7 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the Registered Offering Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.3%	—%
Weighted-average expected term (in years)	5.22	—
Weighted-average expected volatility	77.8%	—%
Expected dividend yield	—%	—%

Best Efforts Offering Pre-Funded Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The fair value of the warrants of $3.7 million was recorded as a long-term liability upon issuance. The Company recorded a change in fair value of warrants of $1.1 million and $1.1 million for the three and nine months ended September 30, 2024. The fair value of the warrants was $0.0 million as of September 30, 2024, as the warrants were exercised in full in July 2024.

Best Efforts A-1 Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The fair value of the warrants of $2.7 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.1 million as of September 30, 2024. The Company recorded a change in fair value of warrants of $2.6 million and $2.6 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the Best Efforts A-1 Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	3.6%	—%
Weighted-average expected term (in years)	4.82	—
Weighted-average expected volatility	80.0%	—%
Expected dividend yield	—%	—%

Best Efforts A-2 Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The fair value of the warrants of $1.9 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.04 million as of September 30, 2024. The Company recorded a change in fair value of warrants of $1.9 million and $1.9 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the Best Efforts A-2 Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	3.8%	—%
Weighted-average expected term (in years)	1.28	—
Weighted-average expected volatility	116.7%	—%
Expected dividend yield	—%	—%

Best Efforts Placement Agent Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as September 30, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The fair value of the warrants of $0.2 million was recorded as a long-term liability upon issuance. The fair value of the warrants was $0.007 million as of September 30, 2024. The Company recorded a change in fair value of warrants of $0.2 million and $0.2 million for the three and nine months ended September 30, 2024. The assumptions used to estimate the fair value of the Best Efforts Placement Agent Warrants are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average risk-free interest rate	3.6%	—%
Weighted-average expected term (in years)	4.82	—
Weighted-average expected volatility	80.0%	—%
Expected dividend yield	—%	—%

The following summarizes the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023:

Convertible Notes

The Company entered into several convertible note arrangements with certain investors during 2022. The Company recorded the liability related to the convertible notes at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements. The Company recorded a change in fair value adjustment of $0.0 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 14,129 shares of common stock.

(in thousands)	Convertible Notes
Fair value at December 31, 2022	$4,270
Issuance of convertible notes	—
Change in estimated fair value of financial instruments	252
Exercise of stock warrants	(4,521)
Fair value at September 30, 2023	$—

Warrants

On November 13, 2022, the Company issued 2,307 Class A common stock warrants in connection with the issuance of the November 2022 Convertible Notes. The Company recorded the liability related to the warrants at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements. The Company recorded a change in the fair value of warrants of $0.0 million and $2.3 million for the three and nine months ended September 30, 2023, respectively. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

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

As of September 30, 2024, the weighted average discount rate for operating leases was 9.49% and the weighted average remaining lease term for operating leases was 2.4 years, respectively. As of December 31, 2023, the weighted average discount rate for operating leases was 9.49% and the weighted average remaining lease term for operating leases was 4.42 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s condensed consolidated balance sheet. The components of lease expense and other information for the three and nine months ended September 30, 2024 and 2023 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease costs	$122	$25	$282	$67
Short-term lease costs	10	3	31	61
Total lease costs	132	28	313	128
Other information:
Cash paid for amounts included in the measurement of operating lease liability	$122	$25	$282	$67

Right-of-use assets of $0.0 million and $0.3 million were obtained in exchange for lease liabilities during the nine months ended September 30, 2024 and 2023 respectively.

Total right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million were acquired in the Acquisition and recorded at fair value on the acquisition date.

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2024 (remaining)	89
2025	282
2026	78
2027	78
2028	33
Thereafter	—
Total future minimum lease payments	560
Less: imputed interest	(48)
Present value of operating lease liability	$512

Less: current portion of lease liability	302
Non-current portion of lease liability	210
Present value of operating lease liability	$512

14.
Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative FORME net sales up to $5.0 million and 1% of cumulative FORME net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of September 30, 2024. The Company recorded royalty expense of $0.005 million and $0.02 million for the three and nine months ended September 30, 2024.

Legal Proceedings

On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR and DK City. On June 25, 2024, CLMBR and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company is required to make certain payments to DK City, CLMBR and the Company will be released from liability, and the Petition will be voluntarily dismissed without prejudice. Total payments greater than one year from September 30, 2024 of $1.1 million are included in Other long term liabilities in the condensed consolidated balance sheet.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15.
Stockholders’ Equity (Deficit)

Common Stock

The Company’s authorized common stock consisted of 900,000,000 shares at $0.0001 par value, as of September 30, 2024 and December 31, 2023. The issued and outstanding common stock was 17,170,456 shares and 354,802 shares as of September 30, 2024 and December 31, 2023, respectively.

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

In January 2024 through May 2024, the Company issued 40,695 shares of common stock, par value $0.0001, from equity line of credit.

In May 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market an aggregate of 142,046 shares of common stock, par value $0.0001, of the Company, at an offering price of $7.04 per share.

In July 2024, the Company commenced a best efforts public offering of an aggregate of 210,000 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $1.41 and issued 2,626,880 shares of common stock from exercise of pre-funded warrants of common stock, par value $0.0001, of the Company, at an offering price of $1.409 per share.

In June 2024 through September 2024, the Company issued 12,036,139 shares of common stock, par value $0.0001, from At the Market offering.

Preferred Stock

In January 2024, our board authorized the proposed issuance of shares of non-voting Series A and Series B convertible preferred stock. The Company's authorized preferred stock consists of 200,000,000 shares at $0.0001 par value as of September 30, 2024. The Series A Certificate designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. In September 2024, our board authorized the proposed issuance of shares of non-voting Series C convertible preferred stock. The Series C Certificate designated 5,000,000 shares of the Company’s preferred stock as Series C Preferred Stock. The remaining unissued shares of our authorized preferred stock are undesignated. On April 18, 2024, the Series A Certificate was amended increasing designated shares from 5,000,000 to 7,000,000. On June 28, 2024 the Series A Certificate was amended increasing designated shares from 7,000,000 to 10,000,000.

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

Pursuant to the Certificate of Designations of Series A Preferred Stock, on September 30, 2024, the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 269,334 shares of Series A Preferred Stock. The Company issued 59,668 Dividend Shares on September 30, 2024 and 209,666 Dividend Shares on October 1, 2024.

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

The Company classifies Series B Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, as there are conversion features that are subject to shareholder approval which is outside of the Company and therefore the securities should be classified outside of permanent stockholders’ deficit. Upon shareholder approval on May 31, 2024, the Company classified the Series B Preferred Stock as permanent equity as of September 30, 2024.

The Series C convertible preferred stock includes the following:

•
Subject to certain restrictions specified in the Series A Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, (i) each share of Series C convertible preferred stock is convertible, at the option of the holder, at any time, provided that such conversion occurs at least 18 months following the Original Issuance Date (as defined in the Series C Certificate), into such whole number of fully paid and non-assessable shares of common stock as is determined by dividing the Original Issue Price (as defined in the Series C Certificate) by the Conversion Price (as defined in the Series C Certificate) in effect at the time of conversion, and (ii) upon the earliest Mandatory Conversion Time (as defined in the Series C Certificate) all outstanding shares of Series C convertible preferred stock shall automatically be converted into shares of common stock;
•
In the event that stockholder approval is not obtained, the holders of the Series C convertible preferred stock may voluntarily convert the Series C convertible preferred stock, provided that in no event shall the number of shares of Common Stock issued upon such voluntary conversion exceed 19.99% of the total number of shares of Common Stock outstanding as of immediately prior to the Effective Date (as defined in the Series C Certificate);
•
Dividends accrue on each share of Series C convertible preferred stock at the rate per annum of 15% of the Original Issue Price of such share, plus the amount of previously accrued dividends, compounded annually, subject to certain restrictions and provisions as set forth in the Series C Certificate; and

•
The Series C convertible preferred stock does not have any voting rights, other than any vote required by law or our certificate of incorporation (which does not currently provide for any such voting rights).

The Company has not declared or paid any dividends on our Series C Preferred Stock as of September 30, 2024.

16.
Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$1,206	$1,347	$3,527	$4,803
Sales and marketing	2	87	(5)	407
General and administrative	1,949	3,402	5,926	18,563
Total	$3,157	$4,836	$9,448	$23,773

For the three and nine months ended September 30, 2024 and 2023, $0.0 million and $0.1 million and $0.2 million and $0.7 million of stock-based compensation was capitalized as software costs, respectively.

During the nine months ended September 30, 2024, the Company did not grant any shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

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

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	85,448	$101.18	9.3	$547
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(4,597)	84.28
Outstanding as of September 30, 2024	80,851	$102.14	8.5	$—
Options exercisable as of September 30, 2024	34,362	$63.11	8.4	$—
Options unvested as of September 30, 2024	49,079	$143.95	8.6	$—

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of September 30, 2024.

A summary of unvested common stock from early option exercises that are subject to repurchase by the Company under the 2020 Plan is as follows:

	Early Option Exercises
	Number of options	Weighted average exercise price	Repurchase liability (in thousands)
Unvested common stock as of December 31, 2023	343	$—	$8
Issued	—	—	—
Vested	(244)	—	—
Repurchased	—	—	—
Unvested common stock as of September 30, 2024	99		$3

During the nine months ended September 30, 2024, the Company did not grant any shares under the 2023 and 2020 Plan. For the nine months ended September 30, 2023, the weighted-average grant date fair value per option was $506.80. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	September 30,	September 30,
	2024	2023
Weighted-average risk-free interest rate (1)	—%	3.7%
Weighted-average expected term (in years)	—	5.93
Weighted-average expected volatility (2)	—%	62.3%
Expected dividend yield	—%	—%

(1)
Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)
Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the 2023 and 2020 Plan, the Company recognized stock compensation expense of $3.2 million and $5.0 million and $9.6 million and $24.5 million for the three and nine months ended September 30, 2024 and 2023, respectively, of which $0.0 million and $0.1 million and $0.2 million and $0.7 million of stock-based compensation was capitalized as software costs, respectively. As of September 30, 2024 and December 31, 2023, the Company had $7.5 million and $17.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.0 years and 1.7 years, respectively.

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

For the nine months ended September 30, 2024 there was one customer representing greater than 10% of the Company’s total revenue. For the nine months ended September 30, 2023 there were no customer representing greater than 10% of the Company’s total revenue.

The Company had three vendors representing greater than 10% of total finished goods purchases for the nine months ended September 30, 2023. The Company had no vendors representing greater than 10% of total finished goods for the nine months ended September 30, 2024.

18.
Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the nine months ended September 30, 2024 and 2023, the Company did not make any contributions to the plan.

19.
Loss Per Share

The computation of loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Numerator:
Net loss	$(7,141)	$(10,408)	$(29,172)	$(39,971)
Net loss attributable to common stockholders	$(7,141)	$(10,408)	$(29,172)	$(39,971)
Denominator:
Weighted average common stock outstanding - basic and diluted	4,653,452	354,656	1,916,375	293,773
Net loss per share attributable to common stockholders - basic and diluted	$(1.53)	$(29.35)	$(15.22)	$(136.06)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	September 30,
	2024	2023
Warrants to purchase common stock	6,134,225	—
Series A Preferred Stock conversion to common stock	7,615,411	—
Series B Preferred Stock conversion to common stock	91,388	—
Series C Preferred Stock conversion to common stock	5,722,256	—
Stock options to purchase common stock	80,851	77,703
Total	19,644,132	77,703

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

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company:

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $2.7 million and $2.7 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $1.5 million and $1.4 million, respectively.
•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $0.3 million and $0.4 million, respectively.

•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $0.2 million and $0.2 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $0.4 million and $0.4 million, respectively.

As of September 30, 2024, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the condensed consolidated balance sheet for a total of $5.1 million, including accrued interest and default interest of $1.7 million. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default as of September 30, 2024, and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. As of December 31, 2022, the former principal stockholder and certain related parties waived their rights to seek remedies resulting from an event of default due to a failure to make payments of principal or interest at the stated maturity or due date, respectively. On October 30, 2023, the Company entered into an agreement with the former principal stockholder regarding a mutually agreed upon repayment schedule with respect to the outstanding promissory notes issued to such former principal stockholder.

Other Related Party Promissory Notes

During 2019, 2020, 2021, 2022 and 2023, the Company entered into the following promissory notes with other related parties:

•
On September 30, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and a maturity date of September 30, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Total payments made to this loan equate to $0.2 million. Upon default, on the December 31, 2019, loan the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $0.0 million and $0.05 million, respectively. The principal and interest of this loan has been paid as of September 30, 2024.
•
On January 12, 2021, a $0.3 million note with interest at the rate of 12.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.3 million and accrued interest of $0.1 million was converted into 242,602 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.1 million was recorded in the condensed consolidated statement of operations in other income (expense). The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $0.0 million and $0.4 million, respectively.
•
On February 22, 2021, a $0.04 million note with interest at the rate of 12.0% per annum and a maturity date of June 22, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.04 million and accrued interest of $0.02 million was converted into 34,246 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.02 million was recorded in the condensed consolidated statement of operations in other income (expense). The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $0.0 million and $0.06 million, respectively.
•
On October 27, 2022, a $0.4 million note with interest at the rate of 12.0% per annum and a maturity date of January 27, 2023. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The principal and interest of this loan has been paid as of September 30, 2024. The total outstanding principal balance including accrued interest as of September 30, 2024 and December 31, 2023 was $0.0 million and $0.01 million, respectively.
•
The Company borrowed $0.3 million in April 2023 and repaid $0.3 million in May 2023 upon closing of the Company’s IPO.
•
In August 2023, the Company borrowed $0.2 million in a non-interest bearing note and repaid $0.2 million. The principal of this loan was paid as of December 31, 2023.
•
In August 2024, the Company borrowed $0.2 million. The total outstanding principal balance including accrued interest as of September 30, 2024 was $0.2 million.

As of September 30, 2024, $0.2 million of other related party promissory notes were outstanding and included within the loan payable on the condensed consolidated balance sheet.

Loan payable consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Principal stockholder promissory notes	5,146	5,085
Other related party promissory notes	152	721
Total principal stockholder and related party promissory notes	$5,298	$5,806

Other Related Party Transactions

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net FORME fitness product sales up to $5.0 million and 1% of cumulative net FORME fitness product sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of September 30, 2024. As of September 30, 2024 the Company has accrued $0.2 million in royalty payments. The Company recorded royalty expense of $0.005 million and $0.02 million for the three and nine months ended September 30, 2024.

In March 2023, the Company issued $0.5 million of senior secured notes to a related party, with associated warrants, in lieu of future cash interest payments under the senior secured notes issued to such investor. In May 2023, the Company repaid the $0.5 million in senior secured notes to a related party.

As discussed further in Note 10, in November 2023, the Company issued secured promissory notes of approximately $0.8 million with a related party. As discussed further in Note 11, in connection with issued secured promissory notes the Company entered into warrant agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants were issued as of December 31, 2023.

The Company assumed secured promissory notes in connection with the acquisition of CLMBR, Inc. of approximately $0.5 million with a related party. The secured promissory notes were converted to Series A Preferred Stock in February 2024.

In April and May 2024. the Company issued promissory notes of approximately $0.4 million with a related party. In May 2024, the Company converted $0.2 million into Series A Preferred Stock. In June 2024, the Company repaid the $0.2 million in promissory notes to a related party.

In August 2024, the Company borrowed $0.2 million from a related party. The total outstanding principal balance including accrued interest as of September 30, 2024 was $0.2 million.

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

Consideration	(in thousands)
Cash Paid to Seller	30
Common stock issued	1,015
Series B preferred stock issued	2,954
Payoff of Vertical debt (plus accrued interest)	1,447
Retirement of Vertical Debt (including fees)	9,379
Fair value of earn-out consideration	1,300
Total	16,125

Acquisition related costs (including in general and administrative in the condensed consolidated statement of operations and comprehensive loss)	1,380

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	50
Accounts receivable, net of allowances	134
Inventories, net	3,490
Vendor deposits	61
Prepaid expenses and other current assets	93
Property and equipment, net	139
Right-of-use-assets	412
Intangible assets, net	6,900
Accounts payable	(3,692)
Accrued expenses and other current liabilities	(2,437)
Operating lease liability, current portion	(263)
Deferred revenue	(215)
Loan payable	(1,887)
Operating lease liability, net of current portion	(179)
Total identifiable net assets	2,606
Goodwill	13,519
Total	16,125

Acquisition-related costs of $0.9 million and $1.4 million were included in general and administrative expenses in the Company's statement of operations for the three and nine months ended September 30, 2024, respectively.

Compensation Arrangements

In connection with the acquisition CLMBR, Inc. the Company has agreed to pay additional consideration in future periods. Certain employees of CLMBR, Inc. will be paid a total of $0.5 million of which $0.3 million was paid as of September 30, 2024. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and will be recorded as post-combination compensation expense in the Company's financial statements during the service period in general and administrative expenses for the nine months ended September 30, 2024.

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc., the Sellers shall be entitled to receive a contingent payment in the form of shares of Common Stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, there were 2 contingent payments (1) based on total CLMBR sales in 2024 (5,000 units sold in 2024) and (2) based on CLMBR sales through B2B channel in 2024 (2,400 in B2B channel in 2024). Contingent payment (1) was determined at inception to be remote and therefore, $0 was recognized for the earn out as of the acquisition date. Contingent payment (2) was probable and a contingent liability of $1.3 million was recorded based on in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 566,642 Earn-Out Shares. The Company assessed the fair value as of September 30, 2024 and it was determined based on current sales that achieving the projection and likelihood of contingent payment (2) was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for the nine months ended September 30, 2024 related to change in fair value of the earn out recorded in the condensed consolidated statements of operations in change in fair value of earnout.

The following unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 present condensed consolidated information of the Company as if the CLMBR, Inc. acquisition had occurred as of January 1, 2023 (in thousands):

	Proforma		Proforma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$2,014	$652	$3,107	$2,844
Operating Loss	(7,754)	(11,203)	(25,268)	(46,890)
Net Loss	(7,141)	(11,918)	(29,386)	(44,782)
Net loss per share – basic and diluted	$(1.53)	$(29.13)	$(15.33)	$(128.59)
Weighted average common stock outstanding – basic and diluted	4,653,452	409,130	1,916,375	348,247

The unaudited pro forma consolidated results for the three month and nine month periods were prepared using the acquisition method of accounting and are based on the historical financial information of CLMBR, Inc. and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2023. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2023.

The following unaudited condensed consolidated results of operations included in the condensed consolidated statements of loss for the three and nine months ended September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,

	2024	2024
Revenue	$1,801	$2,494
Operating Loss	24	(788)
Net Loss	(368)	(1,477)

22.
Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date, pursuant to ASC 855-10 Subsequent Events.

Debt

On October 2, 2024, the Company paid off the assumed secured promissory note in connection with the acquisition of CLMBR, Inc. of $0.7 million.

Debt to Equity

On October 24, 2024, the Company and Lender agreed to reduce the Term Loan by $0.2 million in exchange for the issuance of 1,500,000 shares of common stock to the Lender at a price per Exchange Share of $0.1625 (a price per share equal to the $0.1625 Nasdaq Official Closing Price of September 30, 2024).

ATM

In October 2024 and November 2024 through issuance date we issued 22,448,000 shares of common stock for a total of $2.8 million.

Reverse Stock Split

On November 8, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share, at a rate of 1-for-100 (the “Reverse Stock Split”), effective as of 9:00 a.m. Eastern Time on November 11, 2024.

The Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding from 41,787,040 shares to 417,870 shares, subject to adjustment for the rounding up of fractional shares. Accordingly, each holder of Common Stock now owns fewer shares of Common Stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Split (other than as a result of the treatment of fractional shares). Common stock issued pursuant to the Reverse Stock Split remains fully paid and nonassessable, without any change in the par value per share.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on November 11, 2024. The trading symbol for the Common Stock remains “TRNR.” The new CUSIP number for the Common Stock following the Reverse Stock Split is 45840Y302.

Series A Preferred Stock Certificate of Designation Amendment

On November 8, 2024, the Company filed a Certificate of Amendment (the “CoD Amendment”) to the Company’s Certificate of Designation of Series A Convertible Preferred Stock (“Series A”) with the Secretary of State of the State of Delaware to reduce the conversion price of Series A from $0.7501 to $0.0702. The Certificate of Amendment became effective with the Secretary of State of the State of Delaware upon filing.

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

During the three and nine months ended September 30, 2024 and 2023, we generated total revenue of $2.0 million and $0.3 million and $3.0 million and $0.8 million, respectively, and incurred net losses of $(7.1) million and $(10.4) million and $(29.2) million and $(40.0) million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the FORME Studio and FORME Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, and the issuance of common stock.

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

Components of Our Operating Results

We generate revenue from sales of our connected fitness products, membership revenue, and personal training revenue. We identify our reportable segment based on the information used by management to monitor performance and make operating decisions. See Note 2. of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information regarding our reportable segment.

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 80% and 67% and 64% and 64% of total revenue for the three and nine months ended September 30, 2024 and 2023, respectively.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 11% and 12% and 20% and 12% of total revenue for the three and nine months ended September 30, 2024 and 2023, respectively.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 9% and 20% and 16% and 23% of total revenue for the three and nine months ended September 30, 2024 and 2023, respectively.

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

Other (Expense) Income, Net

Other (expense) income, net consists of unrealized currency gains and losses, loss on exchange of warrants for equity, and fair value of issuance of Loss Restoration Agreement derivative.

Interest Expense

Interest expense consists of interest associated with the related party loans, term loans, convertible notes, senior secured notes and waiver consideration granted to December 2023 Notes and Equity Line of Credit.

Loss on issuance of warrants

Loss on issuance of warrants consists of fair value of issuance of warrants issued in connection with Registered Direct Offering and Best Efforts Offering.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue:	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Fitness product revenue	$1,617	$206	$1,411	685%	$1,927	$502	$1,425	284%
Membership revenue	224	38	186	489%	586	94	492	523%
Training revenue	173	62	111	179%	484	183	301	164%
Total revenue	2,014	306	1,708	558%	2,997	779	2,218	285%
Cost of revenue:
Cost of fitness product revenue (2)	(1,349)	(360)	(989)	275%	(2,075)	(1,529)	(546)	36%
Cost of membership (2)	(768)	(960)	192	(20%)	(2,768)	(2,861)	93	(3%)
Cost of training	(185)	(109)	(76)	70%	(522)	(300)	(222)	74%
Total cost of revenue	(2,302)	(1,429)	(873)	61%	(5,365)	(4,690)	(675)	14%
Gross loss	(288)	(1,123)	835	(74%)	(2,368)	(3,911)	1,543	(39%)
Operating expenses:
Research and development (1)	2,212	2,357	(145)	(6%)	6,708	7,796	(1,088)	(14%)
Sales and marketing (1) (2)	194	282	(88)	(31%)	562	1,473	(911)	(62%)
General and administrative (1) (2)	5,060	6,313	(1,253)	(20%)	15,438	30,043	(14,605)	(49%)
Total operating expenses	7,466	8,952	(1,486)	(17%)	22,708	39,312	(16,604)	(42%)
Loss from operations	(7,754)	(10,075)	2,321	(23%)	(25,076)	(43,223)	18,147	(42%)
Other (expense) income, net:
Other (expense) income, net:	256	(179)	435	(243%)	(506)	25	(531)	(2,124%)
Interest expense	(1,831)	(154)	(1,677)	1,089%	(6,750)	(1,382)	(5,368)	388%
Gain upon debt forgiveness	—	—	—	-	—	2,595	(2,595)	(100%)
Loss on issuance of warrants	(4,780)	—	(4,780)	(100%)	(5,551)	—	(5,551)	(100%)
Gain (loss) upon extinguishment of debt and accounts payable	110	—	110	100%	(1,622)	—	(1,622)	(100%)
Change in fair value of convertible notes	—	—	—	-	(316)	(252)	(64)	25%
Change in fair value of earn out	—	—	—	-	1,300	—	1,300	100%
Change in fair value of derivatives	956	—	956	100%	201	—	201	100%
Change in fair value of warrants	5,902	—	5,902	100%	9,148	2,266	6,882	304%
Total other (expense) income, net	613	(333)	946	(284%)	(4,096)	3,252	(7,348)	(226%)
Loss before provision for income taxes	(7,141)	(10,408)	3,267	(31%)	(29,172)	(39,971)	10,799	(27%)
Income tax benefit (expense)	—	—	—	-	—	—	—	-
Net loss	$(7,141)	$(10,408)	$3,267	(31%)	$(29,172)	$(39,971)	$10,799	(27%)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Research and development	$1,206	$1,347	$(141)	(10%)	$3,527	$4,803	$(1,276)	(27%)
Sales and marketing	2	87	(85)	(98%)	(5)	407	(412)	(101%)
General and administrative	1,949	3,402	(1,453)	(43%)	5,926	18,563	(12,637)	(68%)
Total stock-based compensation expense	$3,157	$4,836	$(1,679)	(35%)	$9,448	$23,773	$(14,325)	(60%)

For the three and nine months ended September 30, 2024 and 2023, $0.0 million and $0.1 million and $0.2 million and $0.7 million of stock-based compensation was capitalized as software costs, respectively.

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

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Cost of membership	$769	$953	$(184)	(19%)	$2,761	$2,700	$61	2%
Cost of fitness product revenue	62	—	62	100%	164	—	164	100%
General and administrative	422	743	(321)	(43%)	1,811	2,231	(420)	(19%)
Sales and marketing	139	—	139	100%	370	—	370	100%
Total depreciation and amortization expense	$1,392	$1,696	$(304)	(18%)	$5,106	$4,931	$175	4%

Comparison of the three and nine months ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,
	2024	2023	Amount	%	2024	2023	Amount	% Change
Revenue:	(in thousands)				(in thousands)
Fitness product	$1,617	$206	$1,411	685%	$1,927	$502	$1,425	284%
Membership	224	38	186	489%	586	94	492	523%
Training	173	62	111	179%	484	183	301	164%
Total revenue	2,014	306	1,708	558%	2,997	779	2,218	285%
Percentage of revenue
Fitness product	80%	67%			64%	64%
Membership	11%	12%			20%	12%
Training	9%	21%			16%	24%
Total	100%	100%			100%	100%

Three and nine months ended September 30, 2024 and 2023

Fitness product revenue increased $1.4 million or 685% and $1.4 million or 284% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Membership revenue increased $0.2 million or 489% and $0.5 million or 523% for the three and nine months ended September 30, 2024compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Training revenue increased $0.1 million or 179% and $0.3 million or 164% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Cost of Revenue and Gross Loss

	Three Months Ended September 30,		Change		Nine Months Ended September 30,
	2024	2023	Amount	%	2024	2023	Amount	% Change
Cost of Revenue:	(in thousands)				(in thousands)
Fitness product	$1,349	$360	$989	275%	$2,075	$1,529	$546	36%
Membership	768	960	(192)	(20%)	2,768	2,861	(93)	(3%)
Training	185	109	76	70%	522	300	222	74%
Total cost of revenue	2,302	1,429	873	61%	5,365	4,690	675	14%
Gross Loss:
Fitness product	268	(154)	422	(274%)	(148)	(1,027)	879	(86%)
Membership	(544)	(922)	378	(41%)	(2,182)	(2,767)	585	(21%)
Training	(12)	(47)	35	(74%)	(38)	(117)	79	(68%)
Total gross loss	(288)	(1,123)	835	(74%)	(2,368)	(3,911)	1,543	(39%)
Gross Margin:
Fitness product	17%	(75%)			(8%)	(205%)
Membership	(243%)	(2,426%)			(372%)	(2,944%)
Training	(7%)	(76%)			(8%)	(64%)
Total	(14%)	(367%)			(79%)	(502%)

Three and nine months ended September 30, 2024 and 2023

Fitness product cost of revenue increased $1.0 million or 275% and $0.5 million or 36% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The increase is mostly due to the increase in sales related to the acquisition of CLMBR, Inc.

Membership cost of revenue decreased $0.2 million or 20% and $0.1 million or 3% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The decrease is primarily related to the decrease in content amortization and headcount offset by increase in amortization of intangible assets from the acquisition of CLMBR, Inc.

Training cost of revenue increased $0.08 million or 70% and $0.2 million or 74% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The increase is attributable to increase in training personnel from the acquisition of CLMBR, Inc.

Our gross loss decreased by $0.8 million or 74% and $1.5 million or 39% for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively mostly due the increase in fitness product sales from the acquisition of CLMBR, Inc.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Operating Expenses:	(in thousands)				(in thousands)
Research and development	$2,212	$2,357	$(145)	(6%)	$6,708	$7,796	$(1,088)	(14%)
Sales and marketing	194	282	(88)	(31%)	562	1,473	(911)	(62%)
General and administrative	5,060	6,313	(1,253)	(20%)	15,438	30,043	(14,605)	(49%)
Total operating expenses	7,466	8,952	$(1,486)	(17%)	$22,708	$39,312	$(16,604)	(42%)

Three and nine months ended September 30, 2024 and 2023

Research and Development

Research and development decreased $0.1 million or 6% and decreased $1.1 million and 14% for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The decrease of $0.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due to a decrease in personnel-related costs of $0.2 million and from a reduction in headcount and a decrease in stock-based compensation expense of $0.1 million offset by an increase of $0.2 million in software and subscriptions related to the acquisition of CLMBR, Inc. The decrease of $1.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.3 million, and a decrease in stock-based compensation expenses of $1.3 million partially offset by an increase of $0.4 million in software and subscriptions related to the acquisition of CLMBR, Inc.

Sales and Marketing

Sales and marketing expense decreased $0.1 million or 31% and $0.9 million or 62% for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.03 million and $0.2 million, respectively, a decrease of $0.02 million and $0.2 million in advertising and marketing, respectively, a decrease of $0.01 million and $0.4 million in consulting, respectively, a decrease in stock-based compensation of $0.1 million and $0.4 million, respectively, partially offset by an increase in amortization expense of customer related intangibles from the acquisition of CLMBR, Inc. of $0.1 million and $0.4 million, respectively.

General and Administrative

General and administrative expense decreased $1.3 million or 20% and $14.6 million or 49% for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The decrease was due primarily to decreases of $1.5 million and $12.6 million, respectively in stock-based compensation expenses, decreases of $0.3 million and $2.7 million in consulting, accounting and tax expenses, respectively, and decreases of $0.3 million and $0.4 million in depreciation and amortization, respectively, offset by increase of $0.1 million and $0.5 million in insurance, respectively, with the remaining difference due to change in other miscellaneous expenses.

Other (Expense) Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Other (expense) income, net	(in thousands)				(in thousands)
Other (expense) income, net:	$256	$(179)	$435	(243%)	$(506)	$25	$(531)	(2124%)
Interest expense	(1,831)	(154)	(1,677)	1089%	(6,750)	(1,382)	(5,368)	388%
Gain upon debt forgiveness	—	—	—	0%	—	2,595	(2,595)	(100%)
Loss on issuance of warrants	(4,780)	—	(4,780)	(100%)	(5,551)	—	(5,551)	(100%)
Gain (loss) upon extinguishment of debt and accounts payable	110	—	110	100%	(1,622)	—	(1,622)	(100%)
Change in fair value of convertible notes	—	—	—	0%	(316)	(252)	(64)	25%
Change in fair value of earn out	—	—	—	0%	1,300	—	1,300	100%
Change in fair value of derivatives	956	—	956	100%	201	—	201	100%
Change in fair value of warrants	5,902	—	5,902	100%	9,148	2,266	6,882	304%
Total other (expense) income, net	$613	$(333)	$946	(284%)	$(4,096)	$3,252	$(7,348)	(226%)

Three and nine months ended September 30, 2024 and 2023

Other (Expense) Income, net

Other (expense) income, net consists of unrealized currency gains and losses, loss on exchange of warrants for equity, and fair value of issuance of Loss Restoration Agreement derivative.

Interest Expense

Interest expense increased $1.7 million and $5.4 million for the three and nine months ended September 30, 2024, respectively as compared to the three and nine months ended September 30, 2023 as a result of the December 2023 Note, February 2024 Convertible Notes and Vertical Loan and amortization of the debt discounts.

Loss on issuance of warrants

Loss on issuance of warrants consists of fair value of issuance of warrants issued in connection with Registered Direct Offering and Best Efforts Offering.

Gain on debt forgiveness

Gain on debt extinguishment was a result of forgiveness of debt of $2.6 million related to the third-party content provider for the nine months ended September 30, 2023.

Gain (loss) on extinguishment of debt and accounts payable

Gain (loss) on extinguishment of debt and accounts payable was a result of conversion of promissory loans and senior secured debt into convertible notes resulting in a gain of $0.1 million and loss of $1.6 million for the three and nine months ended September 30, 2024.

Change in Fair Value of Convertible Notes, Change in the Fair Value of Earn out, Change in Fair Value of Derivatives, Change in Fair Value of Warrants

Change in fair value of convertible notes, earn out, derivatives and warrants for the three and nine months ended September 30, 2024 and 2023 were due to change in fair value of these financial instruments. The change in fair value of convertible notes was driven by the conversion of bridge loans to Series A Preferred Stock, change in the fair value of earn out was due to the Company's remote chance of obtaining the 2024 unit sales targets, change in fair value of derivatives was due to the Loss Restoration agreement, and the change in fair value of warrants was attributable to the change in fair value of warrants issued with December 2023 Note, February 2024 Convertible Note and Registered Direct Offering in May 2024 and Best Efforts Offering in July 2024.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cashflows in its operations. For the nine months ended September 30, 2024, the Company incurred a net operating loss of $25.1 million and used net cash in its operations of $8.9 million. As of September 30, 2024, the Company had an accumulated deficit of $196.6 million. Management expects the Company will continue to incur significant operating losses and use net cash in its operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $1.0 million of cash or cash equivalents available to fund its operations and no available sources of financing or capital to sustain its operations for a period of 12 months beyond the issuance date.
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
•
As of September 30, 2024, the Company had total outstanding debt of approximately $14.1 million, all of which was classified as current in the accompanying condensed consolidated balance sheet. Approximately $5.2 million of this debt pertains to personal loans from certain individual related parties disclosed in Note 20. Several of these loans matured prior to September 30, 2024, but their repayment has been temporarily waived, and the remaining loans are scheduled to mature over the next 12 months beyond the issuance date. Accordingly, as of the issuance date, the Company’s total outstanding debt was approximately $14.1 million, including accrued, but unpaid interest and penalties on delayed interest payments, all of which is currently due or scheduled to mature over the next 12 twelve months beyond the issuance date. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital) to repay these outstanding borrowings, no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms. In the event the Company is unable to secure additional outside capital and/or secure amendments or waivers from its lenders to defer or modify the repayment terms of the Company’s outstanding indebtedness, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
As previously disclosed, on August 22, 2023, the Listing Qualifications staff (the “Staff”) of Nasdaq had notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule”). On February 16, 2024, the Company filed a Form 8-K stating that as of February 15, 2024, as a result of the Company’s debt conversion and acquisition, the Company believed it had regained compliance with the Rule. Based on this representation, the Staff notified the Company that it regained compliance with the Rule; however, the Staff noted that if the Company failed to evidence compliance upon filing its periodic report for the period ended March 31, 2024, it may be subject to delisting. On May 22, 2024, the Company received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company no longer complies with the Rule. Specifically, the Staff noted that the Company’s stockholders’ equity reported in its Form 10-Q for the period ended March 31, 2024 did not satisfy the minimum $2.5 million stockholders’ equity requirement for continued listing. The Company appeared before a Hearings Panel (the “Panel”) on July 16th. On August 6, 2024, the Company received a letter from the Panel stating that the Panel has determined to grant the request of the Company to continue its listing on the Nasdaq Stock Market until November 14, 2024. The Company’s continued listing is subject to the condition that on or before November 14, 2024, i) the Company files a Form 10-Q for the period ending September 30, 2024, describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the Rule and provide an indication of its equity following those transactions; and ii) the Company provides the Panel with income projections for the next 12 months. While the Company believes it is now compliant with the Rule, there can be no assurance that the Panel will stay the suspension of the Company’s securities. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under outstanding agreements or securities of the Company.
•
The Company’s stockholders’ equity as of September 30, 2024 was approximately $5.8 million, exceeding the minimum required by the Rule by over $3 million. Despite the Company’s net loss for the quarter ended September 30, 2024, the Company achieved this compliance via (A) the issuance of shares of common stock pursuant to (i) a registered direct offering; (ii) the At The Market offering; and (iii) the extinguishment of debt; and (B) the issuance of preferred stock shares upon the extinguishment of debt.

The Company believes that it will stay compliant with the Rule through the end of the fiscal year and beyond because, since September 30, 2024, the Company has issued more shares of common stock pursuant to the At The Market offering and the extinguishment of debt.

•
The Company received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) on August 20, 2024 notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.0001 per share (the “Common Stock”) has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “TRNR” at this time. The Company has 180 calendar days, or until February 18, 2024, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If compliance is not regained by February 18, 2024, the Company may be eligible for additional time to regain compliance or if otherwise not eligible, the Company may request a hearing before a hearings panel. If the Company fails to regain compliance and/or secure an extension, the Company will be subject to being delisted from the Nasdaq market. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Company’s borrowing arrangement; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

•
The Company received a deficiency letter from the Nasdaq Stock Market (“Nasdaq”) on November 13, 2024 notifying the Company that, since at November 12, 2024, the Company had 417,705 publicly held shares, it no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (“Rule 5550(a)(4)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “TRNR” at this time. The Company has until November 20, 2024 to present its views with respect to this additional deficiency to the Panel in writing. As of November 13, 2024, the Company has 625,067 publicly held shares and believes this deficiency has been cured. However, if the Company fails regain compliance and/or secure an extension, the Company will be subject to being delisted from the Nasdaq market. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants required by the Company’s borrowing arrangement; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

Cash Flows

Comparison of the nine months ended September 30, 2024 and 2023

(in thousands)	2024	2023
Net cash used in operating activities	$(8,909)	$(13,561)
Net cash used in investing activities	(1,407)	(1,146)
Net cash provided by financing activities	12,947	14,656
Effect of exchange rate on cash	(362)	(145)
Net Change In Cash and Cash Equivalents	$2,269	$(196)

Operating Activities

Net cash used in operating activities of $8.9 million for the nine months ended September 30, 2024, was primarily due to a net loss of $29.2 million offset by depreciation and amortization of $5.1 million, stock-based compensation of $9.4 million, amortization of debt discount and interest of $6.8 million, change in fair value of convertible notes of $0.3 million, loss on extinguishment of debt and accounts payable of $1.6 million, common stock issued to lender in connection with equity line of credit and Best Efforts Offering of $0.7 million, warrants issued to service providers $5.9 million, non cash lease expense of $0.2 million, loss on exchange of warrants for equity of $0.4 million and increase in operating assets and liabilities of $0.2 million, partially offset by change in fair value of derivatives of $0.2 million, change in the fair value of warrants of $9.1 million, change in fair value of earn out of $1.3 million.

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

Investing Activities

Net cash used in investing activities of $1.4 million for the nine months ended September 30, 2024 related to the acquisition of CLMBR, Inc. net of cash acquired.

Net cash used in investing activities of $1.1 million for the nine months ended September 30, 2023 related to the acquisition of software and content and internal use software.

Financing Activities

Net cash provided by financing activities of $12.9 million for the nine months ended September 30, 2024 was primarily from the issuance of convertible notes of $4.8 million, proceeds from loans and related party loans of $1.9 million, proceeds from issuance of common stock from equity line of credit $0.4 million, proceeds from common stock offering net of issuance and offering costs of $4.4 million, At the Market Offering proceeds of $4.0 million offset by the payment of loans and related party loans and interest of $2.5 million.

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

Contractual Obligations and Other Commitments

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

The Notes were in the aggregate amount of $154,875 and 94,908 shares as of September 30, 2024 and December 31, 2023. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of September 30, 2024, and are not recorded on the condensed consolidated balance sheet.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Form 10-K and in Note 2. to our consolidated financial statements included in our Form 10-K. As disclosed in Note 2. to our consolidated financial statements included in our Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report, there were no material changes to our critical accounting policies from those discussed in our Form 10-K other than those disclosed in Note 2. of this Quarterly Report.

Goodwill and Intangible Assets

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles —Goodwill and Other”, which requires an annual impairment test for goodwill and intangible assets. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. As of September 30, 2024 there was no goodwill impairment. For additional information refer to Note 6.—Goodwill and Intangible Assets.

The Company estimates the fair value of intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. For the periods presented, the Company did not recognize any impairment of intangible assets as the estimated fair value of its intangible assets exceeded the book value of these reporting units.

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

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable we have early adopted certain standards as described in Note 2. of our condensed financial statements included elsewhere in this report. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual

Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Changes in Internal Control over Financial Reporting

As of September 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness described below.

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

In preparing our financial statements as of September 30, 2024 and December 31, 2023, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; (2) certain system limitations in our accounting software and the overall control environment (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists and (4) the lack of sufficient processes and precise review and procedures to ensure the proper accounting for stock based compensation expenses, and the recording of those expenses completely and accurately in the appropriate period.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated as of September 30, 2024, as we expect to implement new software in 2025. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of September 30, 2024, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of our initial public offering.

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

Part II - Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings please refer to Note 14. - Commitments and Contingencies in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our business, financial condition, or results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.

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

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, no such plans or arrangements were adopted or terminated, including by modification.

Item 6. Exhibit

Exhibit No.	Description

3.1

Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

3.2

Bylaws of Interactive Strength Inc., As Amended and Restated by the Board of Directors on July 3, 2024 (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 10, 2024).

3.3

Certificate of Designation of Series C Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2024).

4.1	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

4.2	Form of Series A-1 Warrant (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

4.3	Form of Series A-2 Warrant (incorporated by reference from Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

4.4	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

10.2

Exchange Agreement, by and between Interactive Strength Inc. and Vertical Investors, LLC, dated September 4, 2024 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 10, 2024).

10.3

Exchange and Settlement Agreement, dated September 30, 2024, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 4, 2024).

10.4

Amendment to Loss Restoration Agreement, dated September 30, 2024 by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed October 4, 2024).

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

INTERACTIVE STRENGTH INC.

Date: November 14, 2024	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: November 14, 2024	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)