Form 10-K
period 2024-12-31
Interactive Strength, Inc.
filed 2025-03-31
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 28, 2024, was $1,611,148.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2025 was 7,953,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2024 are incorporated by reference in Part III of this Form 10-K.

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
•
our ability to maintain and increase sales of our CLMBR vertical climbing machine (the "CLMBR") and FORME Studio equipment, increase memberships to the CLMBR and FORME platform, and expand our product and service offerings;
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
•
We derive a significant majority of our revenue from sales of our CLMBR and FORME Studio equipment and if sales of our CLMBR and FORME Studio equipment decline, it would materially and negatively affect our future revenue and results of operations.
•
Our membership revenue is largely dependent on our ability to sell our CLMBR and FORME Studio equipment.
•
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.
•
If we are unable to sustain competitive pricing levels for our premium connected fitness hardware products and memberships to the CLMBR and FORME platform, our business could be adversely affected.
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
•
If we are unable to attract or otherwise retain health coaches and personal trainers, as well as fitness instructors, including to produce and provide fitness content on our platform, our business, financial condition, and results of operations could be harmed.
•
If we fail to cost-effectively attract new members, provide high-quality member support, or increase utilization of the CLMBR and FORME platform by existing members, our business, financial condition, and results of operations could be harmed.

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
•
We rely on a limited number of suppliers, manufacturers, and logistics partners for our CLMBR and FORME Studio equipment and are subject to risks related to increases in component and equipment costs, long lead times, supply shortages, and supply changes.
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
•
If we do not remediate the material weaknesses identified in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of Common Stock.
•
We face risks related to intellectual property, privacy, cybersecurity, infrastructure, tax, and accounting matters, as well as risks related to our international operations and other regulatory matters, including contractor classification, export control, anti-corruption, environmental, ESG, and climate change.
•
We face risks related to being a public company, including delisting of Common Stock from Nasdaq if we fail to meet continued listing requirements, as well as general risks, including those related to economic conditions, dependence on key personnel, acquisition-related matters, and litigation, among others.

PART I

Item 1. Overview.

Our Purpose

We are an innovative specialty fitness equipment company that leverages technology and content to deliver highly engaging and versatile workout experiences. With CLMBR, we provide an unmatched cardio workout that delivers an effective low-impact, full-body workout. With FORME, we make strength training and personal coaching accessible to anyone, anywhere, at any time.

We are driven to provide the best in both cardio and strength training. Our products combine industry-leading engineering and design with world-class technology and content.

Our company has one reportable segment, the development and sale of its fitness equipment and technology platform.

Who We Are

Interactive Strength Inc. is the parent company of two leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR and FORME. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR and FORME offer fitness solutions for both the commercial and at-home markets.

Through the CLMBR brand, we offer a vertical climbing machine that delivers a proven full-body cardio and strength workout, but with a design and content platform that makes the workout mass appealing and accessible to all fitness levels. A workout that has long been exclusive to celebrities and professional athletes with personal trainers can now be accessed by anyone. The patented open central design and content platform provides a vertical climbing experience that is unlike any other. CLMBR offers two display options: a 21” touch screen and a 10” touch screen – making it suitable for any commercial fitness application, both self-directed to instructor-directed environments, from large health clubs to boutique training studios. With its low impact and ergonomic movement, CLMBR is safe and accessible for most ages and levels of ability and can be found at gyms and fitness studios, hotels, and physical therapy facilities, and residential homes. CLMBR MSRP is $3,995 or less, depending on display option and order quantity.

Connected Hardware Platform: We offer our vertical climbing machine with two touch screen display options, a 21” and a 10” version. The CLMBR MSRP is $3,995 or less, depending on display option and order quantity. The CLMBR is sold with either a Pure or Connected display, although the displays are interchangeable and can be swapped. The CLMBR Connected machine is available to a D2C audience exclusively from CLMBR owned website, CLMBR.com and accounts for the majority of CLMBR sales to date. Both CLMBR Connected and Pure are sold to the commercial fitness market through our exclusive global distribution partner, Woodway. The CLMBR design is patented and has a form-factor that is unlike any other vertical climbing machine. Traditional vertical climbing machines have a central “mono-pole” design that makes it impossible to fit a large, landscape style screen. Furthermore, the design positions the screen only inches away from the user's face, and obstructs any view forward of an in-real-life instructor. CLMBR's user-friendly design, display options, advanced technology, and on-demand content platform allows for placement into any environment with mass adoption. This is something that other vertical climbers have not been able to achieve in the last 40+ years.

# HARDWARE OVERVIEW

Multi-grip handles allow for easy adjustability, proper body alignment, and increased muscle activation.

The central bar grips allow for maximum comfort and adjustability while in the squat position.

Over-sized pedals with easy-to-adjust strap.

Open central design provides unobstructed views and allows for an ergonomic and comfortable body position.

Easy-to-adjust 21" or 10" display ensures an optimal viewing angle that is free of obstruction.

Built-in wheels and compact design allow for the flexibility to fit any space.

CLMBR

10" Display
21" Display

Two display options allows for product application in any setting, whether self-directed or instructor-directed.

CLMBR

Digital Services Platform: The CLMBR software provides a digital experience that is among the best in the industry. The CLMBR Connected display provides a feature-rich experience with hundreds of on-demand classes from world-class trainers. There is a variety of content to suit all ability levels, from first-time users to seasoned climbers. The class and collection library offers something for everyone, ranging from glute focused training, to strength and conditioning. Monthly challenges and new weekly content keep users and members engaged, and the results keep them coming back for more. No matter the user's fitness goal, CLMBR Connected allows for the seamless identification of a program or class that will provide the training needed to achieve the desired results. The CLMBR Pure display provides clear and concise metrics and information, which is exactly what is needed in an instructor/trainer led environment. The interface is easy to navigate and users can quickly and easily see the metrics that matter. Both the Connected and Pure display connect to the CLMBR Mobile Companion App, allowing users to create an account, keep track of workouts, progress, and milestones, see new content and challenges, connect with other users, and share their achievements. The CLMBR Mobile Companion App is available on the Apple and Google Play app stores.

# SOFTWARE OVERVIEW

GOOD AFTERNOON, BRETT LANGE!
516,078'
308
62
48789
94420
84:11:10
350
KEEP YOUR SQUATS LOW AND YOUR STANDARDS HIGH.
INTRODUCING
COMPETITIONS

CLMBR Connected
21" Display
For:
Self-Directed Environments

## ON-DEMAND GUIDES

Our world-class Guides will keep you motivated throughout your workouts. More importantly, they will get you properly set up and teach you how to climb properly.

## CLASS LIBRARY

We offer workouts for every ability level. You can choose classes based on your favorite Guide, music preference, or fitness goals. From endurance to strength, we have you covered.

## COLLECTIONS

CLMBR will help you reach your specific fitness goals with collections. Ranging from glute focused training to core strength and conditioning, there is a collection of classes to help you reach your goals.

LOVELAND BASIN

## CHALLENGES

Join the CLMBR community and compete to get on the leaderboard with our monthly challenges. Themes and sponsored challenges are sure to keep you engaged and motivated.

MONDAY MORNING CLIMB
3,231'
86
7
133
100
619
32:22

CLMBR Pure
10" Display
For:
Instructor-Directed Environments

07
106
118
245

## DYNAMIC METRICS

Engaging real-time visualizations along with tempo, reach, power, distance, and calories. Easily connect your heart rate monitoring device or wireless headphones via bluetooth.

MONDAY MORNING CLIMB
3,231'

## WORKOUT SUMMARY

Average performance metrics and totals can be received via text message, allowing users to track and easily share their progress.

WHO'S CLIMBING

## USER PROFILE

Using the mobile companion app, users can create an account, view their workout history, join challenges, and track their progress.

3,231'

## SOCIAL SHARING

Get a sharable workout summary that you can easily share with your friends via text or social media.

CLMBR

Channels: The CLMBR’s full-body, safe, and easy-to-use design allows for placement into virtually any environment. You can find CLMBR everywhere from professional training centers (NBA, UFC, NFL) to thousands of homes across the US.

CLMBR has two hardware configurations that are designed to support specific use cases. The 21” touch screen display is termed the “CLMBR Connected” and is intended for any self-directed environment, such as: health clubs, hotels, multi-family residential gyms, community centers, member clubs, rehabilitation/physical therapy centers, corporate gyms, and private residences. The 10” touch screen version is termed “CLMBR Pure” and is intended for any instructor/trainer-directed environment, such as: boutique training studios, large group fitness studios, small group fitness studios, professional/collegiate training facilities, and functional training/Crossfit® gyms.

# USE CASES AND TARGET MARKETS

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

Small Group & Group X: CLMBR’s small footprint and mobility make it the perfect option for any small group or group X training environment. Vertical climbing is an excellent complement for virtually any other workout, from weight training to pilates.

Health Clubs: A dominant force in the fitness industry, health clubs are always on the lookout for new workouts that will provide value to their members while differentiating their business. CLMBR has achieved success with providing health clubs multiple applications, from the cardio floor to underutilized group fitness areas.

Professional & Collegiate Training: Professional and collegiate athletes need to take a specialized approach to their training to ensure that they are ready to perform and most importantly to not get injured during training. CLMBR provides the ultimate high intensity, low impact workout. From the UFC training center to NBA facilities, CLMBR is trusted among the most elite athletes in the world.

Community & Rec Centers: CLMBR is engineered for everyone and supports the building of community and strong families. Engaging in challenges adds a level of fun for members as they track their progress on the mobile companion app. The user-friendly, intuitive and low-impact workout is accessible to all abilities levels. The design is both durable and approachable while being easy to maintain. Metric led classes are engaging and drive engagement with the work-out results sent directly to email, allowing members to easily share their milestones and climbs.

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

Connected Hardware Platform: Through the FORME brand, we offer two connected hardware products, the FORME Studio (fitness mirror) and the FORME Studio Lift (fitness mirror and cable-based digital resistance). The FORME products are designed to provide a more integrated and immersive experience than similar products currently on the market. The FORME Studio features a 43-inch 4K ultra high definition (“UHD”) touchscreen display, which is among the largest and highest definition screens in the connected fitness equipment market, as well as two front-facing 12 megapixel (“MP”) wide angle cameras designed to facilitate seamless live interaction with a trainer. The FORME Studio Lift is an add-on to the FORME Studio and features two cable-based resistance arms that can provide up to 100 pounds of resistance per arm. Our products ship with a set of premium accessories that are included with purchase. We also offer add-on accessories, including our barre, a unique accessory that attaches to the FORME Studio or FORME Studio Lift and enables members to incorporate a wooden ballet barre into their barre routines. Sales of our connected fitness hardware products have accounted for the substantial portion of our revenue to date.

# HARDWARE OVERVIEW

## FORME LIFT

- Adjustable arms with 28 unique positions
- 200 lbs of total resistance
- JustLift mode for self directed training
- Commercial grade construction
- 43″ high definition 4K screen
- Bluetooth audio and Apple watch connectivity
- Live 1:1 training & on-demand class library
- Stowable storage cabinet

## FORME STUDIO

- 43″ high definition 4K screen
- Bluetooth audio and Apple watch connectivity
- Live 1:1 training & on-demand class library
- Commercial grade construction

STANDARD HANDLES
SHORT BAR
ANKLE STRAPS
ROPE GRIP
STOWABLE STORAGE CABINET

The FORME Hardware Platform leverages our digital resistance technology and library of hundreds of Video On-Demand (“VOD” or “On-Demand”) classes to facilitate engaging workout experiences in both commercial and at-home settings. FORME's connected fitness hardware products are a marriage of design and technology, combining high-level aesthetic quality with robust strength training equipment. For commercial clients, the expertly engineered hardware lends to durability, holding up to a high volume of use. Confidence in the equipment, matched with the design and style leads to greater results and engagement for their residents, members, and employees. All members who purchase the FORME Studio and FORME Studio Lift are able to access the VOD content library through their respective memberships. The cost of membership for class access is included with the commercial purchase. At-home purchases require a monthly $49 membership. Members are able to search the classes by filtering based on length, difficulty level, type, equipment used, and instructor. Core to VOD content, FORME provides both individual classes and multi-week programs spanning a range of modalities, including strength training, yoga, Pilates, mobility, barre and recovery, among others. The multi-week programs offer not only guidance on movements but also progression in challenge. Having goal-oriented programming options, sets the FORME product apart from others who focus more on singular workout experiences. By offering a wide variety of workouts, the FORME hardware platform supports a range of user goals and needs, enabling the products to appeal to a broad user base and provide a fitness solution to consumers who may be underserved by traditional free weight options and selectorized machines. Members are able to cancel the membership at any time, after which they could no longer have access to our VOD content or our performance training services.

Digital Services Platform: In addition to the connected hardware products, FORME has developed a proprietary digital services platform through which consumers can access expert performance coaching in different formats, including live and asynchronous formats as well as 30 and 60 minute durations, which enables our commercial or at-home members to customize their training plans according to their unique needs.

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

# SOFTWARE OVERVIEW

## LIVE 1:1 TRAINING

FORME LIFT

FORME STUDIO

FORME MOBILE APP

## CLASS CATEGORIES

GOLF

STRENGTH

YOGA

PILATES

BARRE

RECOVERY

MIND

SPECIALTY

FORME Golf: Additionally, as a specialty offering within the digital platform, we offer FORME Golf, a performance training program focused on helping golfers play at their best. Powered by Titleist Performance Institute (TPI) certified coaches, FORME Golf creates a custom program for the member leveraging the TPI movement screen. The resulting program mixes live sessions with custom workouts to address the mechanics of the golf swing as well as develop a greater level of golf fitness.

FORME GOLF

# TRAIN LIKE A PRO

## PLUG AND PLAY GOLF PERFORMANCE OPTION

The FORME Lift provides country clubs with a comprehensive golf performance offering, encompassing both hardware and expert coaching from Titleist Performance Institute certified trainers.

## PURPOSE BUILT HARDWARE

High tech, cable machine with smooth digital resistance is the ideal tool for golf performance training. Custom programming focuses on mobility, strength, stability and power.

## CERTIFIED VIRTUAL INSTRUCTION

Provide members with access to FORME's team of Titleist Performance Institute certified trainers for live 1-on-1 personal instruction along with a wide library of on demand fitness content.

FORME’s digital platform is accessible via download or streaming through our connected fitness hardware products or via streaming through our standalone FORME Studio app, which is available for iOS mobile devices, most iOS tablets, Android mobile devices, and Android tablets. Members can access Custom Training and Live 1:1 personal training services through both the connected hardware products and the FORME Studio app, allowing the member to take their training anywhere they go.

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

# USE CASES
# AND
# TARGET MARKETS

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

Multifamily, Hospitality, Office Gyms, Senior Living Facilities: With a wide range of content types and the versatility of the equipment, FORME is a great fit for residential and commercial buildings. Each resident or employee will be able to utilize the filtering function to find a workout option that fits their unique needs and goals. The flexibility of positioning of the lift arms allows the equipment to fit any body type or physical need. FORME provides a opportunity to maximize space by helping multipurpose rooms that currently sit unused to find new lives as an all-in-one training area by adding a FORME Studio or Studio Lift. Existing resident gyms can offer an elevated experience by adding a lift or studio. Beyond access to VOD classes, residents and employees will be able to engage with personal trainers through live 1:1 sessions or custom built workouts, both of which can be taken with them via the FORME Studio App. In the case where in-house trainers are currently employed, the FORME hardware and digital platforms can extend their reach with a wider range of service types, hours available, and member engagement.

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

Residential: The perfect marriage of aesthetics and function, the FORME hardware fits seamlessly into homes. As a space efficient all-in-one performance option, home owners can add a training space without compromising their living space. By adding a FORME Studio Lift or Studio, they receive all the performance and strength benefits of a full gym in the privacy of their home. Adding access to a variety of class types and FORME personal trainers, home owners can have the group fitness and personalized training experience normally reserved for brick and mortar gyms. Beyond the hardware, the FORME digital platform allows users to take the in-home benefits when traveling or outside of the house.

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

Focus on high value commercial channel enables efficient customer acquisition

Our products are designed for both at-home and commercial use cases. Over the past 12 months, we have allocated the majority of our resources to sales and marketing efforts focused on commercial environments, including multifamily developments, hotels, country clubs, senior living communities and recreation centers. We believe focusing on commercial channels enables us to take advantage of an attractive and more capital light route to market and to acquire customers more efficiently. We leverage third-party distributors to sell our product into commercial channels, and pay variable commissions on units sold. We believe this translates to a better return on capital than the traditional direct to consumer model that requires heavy paid advertising, much of which is invested in advance of unit sales, and thus is less certain from a return perspective. We are able to sell into commercial environments and deliver a high-quality use experience there, as our hardware is designed to withstand high levels of usage in commercial environments - a key differentiator relative to other connected fitness products. In addition to commercial grade hardware, we have developed a comprehensive enterprise software experience to support unique needs of our commercial clients, which we believe is another important differentiator relative to other connected hardware competitors.

Our equipment offers versatility and broader applicability to underserved demographics

The US population struggles to meet targets set by the CDC for both strength and cardiovascular training. For example, 69% of US adults failed to meet the goal of strength training twice a week and 53.1% failed to meet the cardiovascular training guidelines. A total of 46.3% met neither goal.

Percent distribution of adults aged 18 and over who met 2018 Physical Activity Guidelines for Americans for aerobic and muscle-strengthening activities: United States, 2020

We believe that in order to address this dynamic, underserved demographic groups need access to new training options that are versatile enough to meet the needs of a broad user base. Our connected hardware platforms, the FORME Studio, Studio Lift, and CLMBR, are applicable to a wide range of user types and we believe our products are particularly appealing to individuals within the largest segments of the population, baby boomers and gen X, where the benefits of exercise are the greatest. Given this demand, it is increasingly important for commercial environments, such as multifamily residential, hotels, and office space, to have inclusive training options that these individuals feel comfortable using.

# SHARE OF US POPULATION BY GENERATION

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

Having strength and cardiovascular training offerings that provide for increased versatility relative to traditional formats in the market enables commercial environments to appeal to a broader audience. This leads to increased engagement and retention and long-term use of space.

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

The CLMBR is unlike any other vertical climber that has come before it, in both form, function, and technology. It is the first and only vertical climber with an open central “ladder” design, which has been patented by CLMBR. As a result of the design, it is the first and only vertical climber that positions the display at a comfortable view distance. It is the first and only CLMBR to offer a large-format (21”) landscape screen. It is the first and only vertical climber to offer interchangeable screens. It was also the first vertical climber to ever offer “connected fitness” technology with interactive app ecosystem and on-demand content and still leads the segment by a considerable margin.

Services offer compelling unit economics

By adding services on top of our connected fitness hardware products, we aim to achieve attractive unit economics relative to others in the smart home gym and commercial connected fitness industry. For example, at a 20%-30%

member penetration rate, our performance coaching service offerings increase our average revenue per device by three times relative to VOD content-only membership, and increase gross profit per device by nearly two times. In the commercial sector, access to additional services create an opportunity for increased engagement and penetration of existing and new residents and guests. We believe our service offerings also reduces our reliance on driving volume through brand awareness and product sales, and position us to achieve attractive levels of annual recurring revenue and profitability.

Engaging VOD content from leading instructors

Our VOD content spans several modalities, including strength, recovery, yoga, pilates, barre, mindfulness and meditation, and other specialty fitness categories. We produce our VOD content both through our highly skilled in-house team and by contracting seasoned content production and creative professionals. Our VOD content features what we believe to be a top fitness instructor talent. Our member services team curates workout programming from our VOD content library for our members, which provides an enhanced experience, an added sense of accountability, and tailored instruction on how to reach their goals.

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

Highly qualified instructors and trainers who continue to advance their skills and expertise through continuing education

We strive to hire highly experienced trainers in the industry to deliver our services. In 2022, we hired approximately 4% of the 1,500 total applicants that we received to be a trainer on our platform. When recruiting our trainers, we seek to ensure that they have a nationally accredited personal training certification (“CPT”) through industry leading organizations, such as NSCA (National Strength and Conditioning Association), ACSM (The American College of Sports Medicine), ACE (American Council on Exercise), NCSF (National Council on Strength and Fitness), and NASM (National Academy of Sports Medicine). In addition to CPT, as of December 31, 2024, we have 32 trainers on board with additional coaching certifications including Precision Nutrition (PN) certifications for nutritional coaching. Once onboard, our trainers go through a proprietary eight-week training curriculum, taught by our team of seasoned fitness industry professionals, prior to being matched with our members. After onboarding and to help retain top talent as our member base grows, we provide our trainers with ongoing education to ensure continued skill advancement in their careers.

Access to multiple, cost-effective customer acquisition channels

We believe our business model positions us to access multiple, cost-effective customer acquisition channels, which in turn presents a compelling value proposition. Our customer acquisition strategy is based on the belief that our technology can be employed to digitize health coaching in other markets. While direct-to-consumer and business-to-business channels can provide quicker paths to initial growth, we have also invested early in developing channels that we believe may yield more cost-effective customer acquisition rates in the future. For example, we anticipate initiating strategic relationships in sport sectors, and expect to continue our expansion into the corporate wellness sector, which we believe can enable us to scale efficiently and reach new target audiences.

Seasoned leadership team of fitness industry professionals

We have assembled a seasoned leadership team that has experience building industry-leading connected fitness and coaching products. Members of our team have extensive expertise in the connected fitness and general health and wellness industries, including previous tenures at highly recognized names in the industry, such as Equinox and Peloton. Our founding team believes deeply that access to high quality on demand content and performance coaching services is key to long lasting fitness outcomes. We believe we have assembled talent with deep meaningful experience in both technology and personal training to bring the most advanced virtual health coaching platform to the market.

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

Our current product portfolio, which consists of our FORME Studio, FORME Studio Lift, CLMBR, and performance coaching services, including our VOD membership, and Live 1:1 personal training, addresses a large consumer base. Leveraging data from the Bureau of Labor Statistics and IHRSA, we estimate that within the U.S. market, approximately 32 million people participate in strength training and over 8 million people participate in personal training services in a given year. Based on information from Fortune Business Insights, we estimate that over $5 billion of fitness equipment was purchased in the United States for in-home use in 2021. For a discussion of the methodology used in estimating participation rates, see “Market, Industry, and Other Data.”

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

According to IHRSA’s 2023 U.S. Health & Fitness Consumer Report the two largest segments of the fitness industry in terms of participation rates are strength training and cardiovascular training. Both segments benefit from high levels of awareness amongst the general population and support a growing focus on overall health and well-being as a means of improving longevity - a trend that has accelerated as a result of Covid-19. Within these segments, the FORME and CLMBR products provide a compelling offering, through the combination of hardware and digital services, that is engaging, effective and easy to employ in both a commercial and in-home setting. The FORME and CLMBR hardware is designed to appeal to a broad range of broad user types and experience levels, including demographic segments we believe are currently underserved by legacy equipment.

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

Demand for omnichannel fitness options

Household trends, work from home, and the rise of mobile technology make it challenging to balance time between family, work, and personal health and wellness, resulting in increasing demand for convenient omnichannel fitness options. The Les Mills Global Fitness Report found 59% of fitness enthusiasts preferred a 60/40 split of live to digital fitness options. No longer wanting to be tethered to a single location, fitness consumers are looking to engage in wellness activities when and where they want, including at home, at work or when traveling. Digitization increases convenience of fitness options for consumers, removing friction and enabling them to increase flexibility to work out when they have the time to do so. This shift is reflected in the growth of wellness real estate, one of the fastest growing sectors in the wellness economy according to the Global Wellness Institute. Between 2020 and 2022, there was a 26% annual growth rate. This is shown in purchase decisions of commercial property owners, who are increasingly dedicating space and resources to providing fitness options to their members, tenants and guests. This trend is also seen in the preference of personal trainers and performance coaches who are increasingly becoming attracted to digital platforms, like FORME’s, as well. Digital platforms reduce the time spent on traveling to clients, while value-added tech tools increase efficiency and effectiveness. According to the Personal Trainer Development Center, nearly 83% of trainers plan to offer virtual services compared to 40% of trainers prior to the COVID-19 pandemic.

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

Expand into new geographies

We intend to expand the international reach of our product and service offerings. With more than 180 million people belonging to gyms globally in 2019, according to IHRSA, we believe there is significant opportunity to grow internationally. For example, we are currently evaluating potential international expansion with the United Kingdom and Canada, although we have not yet made any definitive plans regarding such expansion or the potential timing thereof. We plan to pursue disciplined international expansion by targeting countries with high fitness penetration and spend, as well as the presence of boutique fitness, and where we believe CLMBR and FORME’s value proposition will resonate.

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

Target Sport Specific Markets

We intend to reach sport specific markets, specifically golf, tennis and pickleball, which have historically been underserved by the fitness market. Golf is one of the fastest growing sports in the United States. According to the National Golf Foundation, golf participation grew 10% year-over-year surpassing 41.1 million in 2022. In 2023, on-course golfers rose for the fifth consecutive year. Similarly for tennis, according to data from the USTA and the Tennis Industry Association Participation and Engagement Study, in 2022 there were 23.6 million players, a 33% increase since the beginning of 2020. Pickleball has solidified its status as America's fastest-growing sport for the third consecutive year. According to the 2023 Sports & Fitness Industry Association's (SFIA) Topline Participation Report, participation in pickleball almost doubled in 2022, showing an 85.7 percent increase year-over-year and a staggering 158.6 percent increase over the past three years. Each of these sports, as well as others, benefit greatly from high quality strength and conditioning as well as the style of training that can be provided by both a cable based system and vertical climbing. Providing greater access to quality training is a high value service in both commercial and direct to consumer markets.

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

High-quality trainers – Members in both commercial and in-home settings have flexible access to a quality of trainer typically reserved for brick and mortar settings. Through the FORME digital platform, users can book live sessions with expert trainers without geographic or temporal limitations, making scheduling easier and more accessible. Our trainer recruitment engine was built by seasoned industry veterans from well-known personal training brands employing a very selective hiring criteria, including screening for abilities to connect virtually with members. We utilize a rigorous methodology to match members with trainers who are the best fit for their goals, needs, and preferences. Care with matching ensures that a sticky relationship is built and more frequent training schedules are set. Trainers follow a client-centered coaching model, tracking all data and experiences to the stated goal of the member. Once part of FORME, our trainers are taken through in-house continuing education to further elevate their skills and abilities in delivering a high quality service.

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

Commercial Clients

Commercial grade equipment - The FORME and CLMBR hardware are engineered to withstand high levels of usage in a commercial environment. Providing users with a durable fitness option is important for confidence in the fitness environment and continued engagement. Additionally, resistance to wear ensures the aesthetics of each equipment option remains at the highest level.

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

Strategic Relationships

A key component of our strategy is to establish and expand strategic partnerships within the fitness and wellness industry to help accelerate expansion of our business and build our brand recognition. To date, we focused on building strategic relationships in the fitness space, primarily through content collaborations. One relationship that is of particular high value, is our distribution relationship with Woodway USA. They are currently the exclusive commercial distributor of CLMBR and also sell the FORME products to their commercial partners around the world.

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

Our product design, engineering, and research and development organization consists of strong engineering, product, and design teams which collaborate across software, firmware, hardware, quality assurance, program management, product design and product management. Our teams are comprised of individuals with a diverse set of skills and industry experience, including expertise in complex mechanical and electrical/firmware design (with motor systems), scalable distributed systems, video and audio machine learning, artificial intelligence, and user-centric application engineering. Our engineering, product, and design teams work together to bring our products to fruition, from conception and validation to implementation. We improve our existing products through frequent software updates, which are downloaded automatically approximately every month, to deploy new and innovative interactive features. We generally provide a 12-month limited warranty for the CLMBR, FORME Studio and FORME Studio Lift. See “Risk Factors – Risks Related to Our Business and Industry – We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns than expected, either of which could have an adverse effect on our business, financial condition, and results of operations.” We are committed to leveraging data to continuously improve our member experience by studying and understanding points of interaction and how our members use our software features. As of December 31, 2024, we had 14 employees across our engineering functions, including 1 employee in our product design and product management functions. Our engineering and product teams are located in the United States.

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

Recently we have been leveraging relationships with third party distributors as a means of generating sales to commercial clients. These relationships allow us to leverage our partners' relationships and expertise through a variable, commission-based cost structure.

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
•
Commercial: We believe that the commercial and corporate wellness channels are important to our ability to scale unit sales and drive hands-on product experiences and brand awareness amongst large and relevant audiences. We believe our products provide unique value to property owners and their patrons in a wide variety of settings and that by providing access to our platform commercial settings we are able to keep our members engaged at home (e.g., multifamily housing), during travel (e.g., hospitality) or at work (e.g., corporate office), creating further member engagement, loyalty, and convenience. Additionally, placements in the commercial channel provide us with a valuable opportunity to facilitate physical, on-product experiences outside of a store or showroom, which can be an high value source of lead generation for at-home customers.

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

Logistics and Fulfillment

We have established a nationwide network of logistics and operations centers, leveraging third-party providers to support our internal logistics resources. We currently work with third-party logistics providers to handle warehousing, shipment and delivery, including middle-mile (warehouse to major city hub) and last mile (major city hub to member’s home) delivery of our connected fitness hardware products, including the CLMBR, FORME Studio and FORME Studio Lift. Our third-party logistics partners also provide white glove installation services of our products. Our in-house logistics and field support teams are responsible for training our third-party logistics providers on how to safely and correctly install our products, coordinating shipment and delivery matters, and communicating with our members throughout the entire pre-installation process. Our in-house team is also equipped to perform installations in all of our markets as needed. Our in-house logistics and field support teams offer product education, assistance with account set up, and tips and recommendations for product care. We currently expect to continue to outsource our shipment, delivery, and installation services. We do not have any minimum or long-term binding commitments with our third-party logistics providers and are generally billed upon shipment of the freight. We believe alternative third-party logistics services would be available if needed. As we grow our logistics network, we believe we will be able to efficiently service products and deploy and install replacement parts for our members.

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

Recent Developments

Sale of Treadway Note to Woodway

On January 14, 2025, Treadway Holdings LLC sold the February 2024 Convertible Note to Woodway USA, Inc. ("Woodway") with a balance of $3.1 million. Woodway was the guarantor of the February 2024 Convertible Note and is currently the largest customer of the Company, pursuant to the previously disclosed Exclusive Distribution Agreement, by and between the Company and the Woodway, dated as of February 20, 2024. On January 14, 2025, the Company and the Woodway entered into a Letter Agreement that amends the February 2024 Convertible Note whereby the maturity date was extended to January 30, 2026.

On March 3, 2025 the Company, CLMBR and Woodway entered into a Letter Agreement that amends Section 3(a) of the February 2024 Convertible Note to lower its conversion price to the Nasdaq Official Closing Price of $2.57 on February 28, 2025.

Sale of Woodway Note to Investor

On March 3, 2025, Woodway sold the February 2024 Convertible Note to TR Opportunities II LLC (the “Current Holder”) with outstanding principal and interest of $3.1 million.

On March 3rd and 4th, the Current Holder converted a total of $1,212,400 owed pursuant to the Amended and Restated Note into a total of 471,750 shares of Common Stock.

Loss Restoration Settlement Agreement

On January 23, 2025, the Company and Vertical Investors LLC entered into a Settlement Agreement, pursuant to which the Company issued 496,246 shares of the Company’s Series C Preferred Stock, par value $0.0001 per share, to Vertical Investors LLC as payment of the $992,492 Net Trade Value as of settlement date pursuant to the Loss Restoration Agreement.

From February 12, 2025 to March 20, 2025, Vertical Investors LLC has converted 2,801,250 shares of the Company’s Series C Preferred Stock into 1,723,846 shares of the Company’s Common Stock.

Preferred Stock Dividends

Pursuant to the Certificate of Designations of Series C Preferred Stock, on January 23, 2025, the Board of Directors of the Company declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 126,515 shares of Series C Preferred Stock in the aggregate.

Pursuant to the Certificate of Designations of Series A Preferred Stock, on January 23, 2025, the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 112,334 shares of Series A Preferred Stock in the aggregate.

The Company issued the Series A Preferred Stock and Series C Preferred Stock dividend shares on January 23, 2025.

Convertible Note Financing January 2025

On January 28, 2025, the Company entered into that certain securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Purchase Agreement, the Company has agreed to sell, and the Investor has agreed to purchase, for approximately $2,925,000, (a) a senior secured convertible note issued by the Company (the “Note”) in the aggregate principal amount of $3,250,000, which is convertible into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (b) warrants (the “Warrants”) to purchase up to an aggregate of 674,274 shares of Common Stock, (c) Class A incremental warrants (the “Class A Incremental Warrants”) to purchase senior secured convertible notes (the “Class A Incremental Notes”) in the aggregate principal amount of $13,000,000 and warrants to purchase up to an aggregate of 2,697,097 shares of Common Stock (the “Class A Incremental Common Warrants”) and (d) Class B incremental warrants (the “Class B Incremental Warrants”) to purchase senior secured convertible notes (the “Class B Incremental Notes”) in the aggregate principal amount of $20,000,000 and warrants to purchase up to an aggregate of 4,149,380 shares of Common Stock (the “Class B Incremental Common Warrants”) (the “Convertible Note Financing”).

The Company issued 674,274 Warrants at the Closing. The Warrants are exercisable for shares of Common Stock (the “Warrant Shares,” and collectively with the Note Conversion Shares, the “Note Conversion Securities”) at a price of $4.82 per share (the “Warrant Exercise Price”). The Warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The Warrant Exercise Price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of Common Stock and the like.

The Convertible Note Financing closed on January 29, 2025. The gross proceeds to the Company from the Convertible Note Financing, prior to the payment of transaction expenses, was $2,925,000. The Company intends to use the net proceeds for working capital and general corporate purposes.

From March 12th to 19th, the Investor converted a total of $1,122,000 owed pursuant to the Note into a total of 550,000 shares of Common Stock.

Exchange Agreement

As previously disclosed, from 2019 to 2021, the Company entered into the following five promissory notes (collectively, the “Former Principal Stockholder Notes”) with a then-principal stockholder (the "Former Principal Stockholder”) of the Company:

On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes to an accredited investor that is managed by an ATW Partners related entity (the “Exchange Agreement Investor”). The Selling Stockholder is also managed by an ATW Partners related entity.

On February 4, 2025, the Company and the Exchange Agreement Investor entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the Exchange Agreement Investor exchanged the Former Principal Stockholder Notes for five new secured promissory notes of the Company secured by the Company’s assets (the “Exchange Notes”). Note 1 was exchanged for “Exchange Note 1”, Note 2 was exchanged for “Exchange Note 2”, Note 3 was exchanged for “Exchange Note 3”, Note 4 was exchanged for “Exchange Note 4”, and Note 5 was exchanged for “Exchange Note 5”. The Exchange Notes were offered, sold, and issued by the Company to the Exchange Agreement Investor pursuant to the exemption provided in Section 3(a)(9) under the Securities Act.

The principal amounts of the Exchange Notes are as follows: Exchange Note 1 principal amount: $2,819,830, Exchange Note 2 principal amount: $1,552,067, Exchange Note 3 principal amount: $274,281, Exchange Note 4 principal amount: $371,813, and Exchange Note 5 principal amount: $362,350.

The Exchange Notes accrue interest at a rate of 5% per annum, subject to adjustment from time to time as set forth in the Exchange Notes. The maturity date of Exchange Note 1 and Exchange Note 3 is May 5, 2025. The maturity date of Exchange Note 2, Exchange Note 4 and Exchange Note 5 is April 4, 2025.

The Exchange Notes are convertible (in whole or in part) at any time prior to the maturity date into the number of shares of Common Stock equal to (x) the sum of (A) the portion of the principal of the Exchange Note to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to the principal of the Exchange Note, (C) accrued and unpaid late charges with respect to the principal of the Exchange Note and interest, and (D) any other unpaid amounts pursuant to the Exchange Agreement, if any, divided by (y) a conversion price of $2.04 per share, subject to adjustment as provided in the Exchange Notes (such shares, the “Exchange Agreement Note Conversion Shares”). Up to 2,637,422 Exchange Agreement Note Conversion Shares are issuable to the Exchange Agreement Investor if the entire principal amount is converted into shares of Common Stock at a $2.04 conversion price per share.

The Exchange Notes, in the aggregate principal amount of $5.4 million, were fully converted into 2,642,878 shares of Common Stock in February 2025.

Loan Agreement

On January 29, 2025, the Company, as lender, entered into a Loan Agreement (the “Loan Agreement”) with Sportstech Brands Holding GmbH (“Sportstech” or “Borrower”), as borrower. Although the Loan Agreement was entered into on January 27, 2025, it became effective upon the first tranche of $1,122,222 (inclusive of the original issue discount and legal bill deduction) being advanced by the Company to the Borrower on January 29, 2025.

The Loan Agreement provides for a $2,250,000 loan facility (the “Loan”) that terminates on April 30, 2025 (the “Termination Date”). The Loan accrues interest at a rate of 10% per annum, subject to adjustment from time to time as set forth in the Note, and has a discount at an amount equal to 10% of the principal amount. The Loan shall be advanced in tranches of no less than $250,000 per tranche. Pursuant to the Loan Agreement, the Borrower has the option, upon delivery of a written request, to extend the term of the Loan for an additional eight-month period, such that the Termination Date will be extended to December 30, 2025.

In connection with the Loan Agreement, the Company, the Borrower, and the sole shareholder of the Borrower (the “Pledgor”) entered into a Share Pledge Agreement on January 27, 2025 (the “Share Pledge Agreement”). Pursuant to the Share Pledge Agreement, the Pledgor has pledged his share interest as collateral to secure the Borrower’s obligations under the Loan Agreement. In addition, on January 27, 2025, the Company, the Borrower and the Pledgor entered into a Suretyship Agreement, pursuant to which the Pledgor has agreed to act as surety for the Borrower’s obligations under the Loan Agreement.

Binding LOI

On February 10, 2025, the Company, Sportstech and Mr. Ali Ahmad, the sole shareholder of Sportstech, entered into a Binding Transaction Agreement (the “Agreement”), pursuant to which the Company will acquire Sportstech in a transaction (the “Transaction”) comprised of an initial investment (the “Initial Investment”) and three optional investment tranches (each, an “Optional Investment”), which are callable, subject to performance metrics, by Mr. Ahmad or an entity connected to him.

Pursuant to the Agreement, in the Initial Investment, the Company will acquire an approximately 99.8% stake in Sportstech with a $15,000,000 capital increase through contribution in kind of the Company’s Series D Non-voting

Convertible Preferred Stock to be newly created, all of which will be issued to Sportstech at the closing of the Transaction. The conversion price of the Initial Investment into the Company’s Common Stock will be determined on June 15, 2026, using the volume-weighted average price (the “VWAP”) of the previous 20 trading days, subject to compliance with Nasdaq Listing Rule 5635(d) (the “Nasdaq Minimum Price Rule”).

Optional Investment A (“Optional Investment A”) provides an option to call a capital increase of up to $10,000,000 through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the EU-sourced EBITDA earned above $3,500,000 for the twelve (12) months ended March 2026, (y) multiplied by two (2). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment A will be determined on June 15, 2026 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

Optional Investment B (“Optional Investment B”) provides an option to call a capital increase of up to $10,000,000 through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the EU-sourced EBITDA earned above $5,500,000 for the twelve (12) months ended March 2027, (y) multiplied by two (2). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment B will be determined on June 15, 2027 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

Optional Investment C (“Optional Investment C”) provides an option to call a capital increase of up to $20,000,000 through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the US-sourced EBITDA earned for the twenty-four (24) months ended March 2027, (y) multiplied by three (3). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment C will be determined on June 15, 2027 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

In addition, pursuant to the Agreement, Mr. Ahmad will join the Board of Directors of the Company upon closing of the Initial Investment.

Vendor Settlement

Prior to March 5, 2025, the Company received legal services from Pillsbury Winthrop Shaw Pittman LLP (the “Recipient”). As of March 5, 2025, the Company owed the Recipient $3,958,985.85 (the “Liability”). On March 5, 2025, the Company and the Recipient entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company and the Recipient agreed to settle the Liability by issuing to the Recipient an unsecured promissory note in the principal amount of $3,958,985.85 (the “Settlement Note”). The Settlement Note has a maturity date of October 15, 2025 and accrues interest at a rate of 12% per annum.

Convertible Note Financing March 2025

On January 28, 2025, the Company entered into that certain securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Purchase Agreement, the Company sold and the Investor agreed to purchase, Class A incremental warrants (the “Class A Incremental Warrants”) to purchase senior secured convertible notes (the “Class A Incremental Notes”) in the aggregate principal amount of $13,000,000 and warrants (the “Class A Incremental Common Warrants”) to purchase an aggregate of 2,697,097 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”).

On March 11, 2025, the Investor elected to exercise the Class A Incremental Warrants (the “Warrant Exercise”) to purchase the Class A Incremental Notes for an aggregate principal amount of $4,000,000 and, as a result, was issued the Class A Incremental Common Warrants to purchase an aggregate of 829,876 shares of Common Stock. The exercise price of the Class A Incremental Common Warrants is $3.06 per share. The gross proceeds to the Company from the Warrant Exercise were approximately $3,600,000, before deducting legal fees and other estimated expenses.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain patent and other intellectual property protection with respect to our products and the technology we develop. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, and contractual commitments, to protect our intellectual property and proprietary know-how.

Patents

As of December 31, 2024, we owned (i) more than 38 issued patents and/or pending applications in the United States and (ii) more than 108 issued patents and more than 10 pending patent applications in foreign jurisdictions. The inventions covered by our patent and patent application portfolio primarily relate to various hardware and software inventions that may or may not be embodied in our current or future products. The issued United States patents are expected to expire between 2036 and 2040. We periodically review our development efforts to assess the existence and patentability of new intellectual property. We expect to continue to file patent applications in the United States and abroad covering technologies and productions considered to be important to our business. We seek to protect proprietary technology related know-how that is not covered by our patent portfolio as trade secrets through contracts and policies to the extent that we believe it to be beneficial and cost-effective.

Trademarks

As of December 31, 2024, we owned (i) five registered trademarks in the United States; (ii) five registered trademarks in various states; and (iii) two trademark grants of protection covering the United Kingdom and European Union via an International Registration. We expect to continue to file trademark applications in the United States and abroad covering trademarks considered to be important to our business.

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

Human Capital Resources

General

As of December 31, 2024, we had 19 full-time equivalent employees located in the United States and 7 full-time equivalent employees located in Taiwan across manufacturing and supply chain functions. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We also engage fitness instructors and fitness content production personnel on an independent contractor basis. Our utilization of independent contractors fluctuates significantly depending on several factors, including the growth of, and demand for new fitness content by, our member base.

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

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed below under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. We have also identified a number of these factors under the heading “Risk Factors” in our periodic reports we file with the SEC, including our quarterly reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, and will do so in our future filings. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and prospects. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this annual report on Form 10-K or any annual report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. If any of the following risks or other risks not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our shares of common stock could decline.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, expect to incur operating losses in the future, and may not achieve profitability, or, if we achieve profitability, be able to maintain it in the future.

We have incurred operating losses each year since our inception, including net loss of $29.2 million for the year ended December 31, 2024, and expect to continue to incur net losses for the foreseeable future. We had an accumulated deficit of $202.6 million at December 31, 2024. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in technology and engineering, expand our operating and retail infrastructure, add training and fitness programs, classes, content, and software features to our streaming platform, expand into new geographies, and invest in new or complementary products, equipment, accessories, content, and services for our immersive, customizable, and digital fitness platform, which include the CLMBR, FORME Studio, FORME Studio Lift, accompanying accessories, and our coaching services which we collectively refer to as the “FORME platform.” Further, as a public company, we have incurred, and will continue to incur substantial additional legal, accounting, and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we may not be able to increase our revenue to offset any increase in our expenses. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve or maintain profitability.

We have a limited operating history; and our past financial results may not be a reliable indicator of our ability to successfully establish our product and service offerings in the marketplace, or of our future performance, and our revenue growth rate is likely to slow as our business matures.

We commenced operations in May 2017, launched our first retail stores in late 2020, commenced delivery of our first FORME Studio in July 2021, commenced delivery our first FORME Studio Lift in August 2022, conducted our first live personal training session in July 2022 and completed our acquisition of CLMBR's assets in February 2024. We have a limited history of generating revenue. As a result of our brief operating history, we have limited financial data that can be used to evaluate our current business, including our ability to successfully establish our product and service offerings in the marketplace. Furthermore, while our business has grown and much of that growth has occurred in recent periods, the smart home gym and connected fitness industry, including the market for connected fitness hardware, may not develop or continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, our historical revenue growth should not be considered indicative of our future performance, and estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections. Our revenue growth, if any, may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, the impacts to our business from inflation and rising interest rates, which in turn could, among other things, increase financing costs and thus reduce sales of our products, a decrease in the growth or reduction in size of our overall market, a reduction in discretionary spending by consumers, or if we cannot capitalize on growth opportunities. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by emerging companies in rapidly changing industries, including market acceptance of our products and services, attracting and retaining members, and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

Our business, financial condition, and results of operations are subject to risks associated with rising interest rates, which could negatively impact our customers’ ability to finance their purchases of our products or to make timely payments and our ability to obtain additional financing.

We face risks associated with rising interest rates, which could, among other things, negatively impact sales of, and demand for, our products, the ability of customers to make timely payments, and our ability to obtain debt financing on terms acceptable to us, if at all. Historically, a significant percentage of our members have financed their purchase of our CLMBR and FORME Studio equipment through third-party credit providers with whom we have existing relationships. If our third-party credit providers were to increase interest rates, it could negatively impact potential customers’ ability to finance purchases of our products, which in turn would negatively impact our revenue. In addition, general reductions in consumer lending and the availability of consumer credit as a result of higher interest rates could limit the number of customers with the financial means to purchase our products and could reduce demand for our products and services. Higher interest rates could also increase our costs or the monthly payments for our products financed through other sources of consumer financing, or negatively impact the ability of our customers to make timely payments for our products and services. Third-party financing providers may not continue to provide consumers with access to credit or may reduce available credit limits. Restrictions or reductions in the availability of consumer credit, the loss or deterioration of our relationships with our current financing partners or changes in the terms such entities may provide to our potential customers could have an adverse effect on our business, financial condition, and results of operations. In addition, we will need to raise additional financing to support our operations, which could include equity or debt financing, in the immediate and near term. Rising interest rates would negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs through price increases, other cost control measures, or other means. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation.

We have a limited operating history with which to evaluate and predict the profitability of our recurring revenue model and any new revenue models we may introduce in the future may be unsuccessful.

We began selling memberships to our VOD platform in 2021 with the delivery of our first FORME Studio, and launched our Live 1:1 personal training service in July 2022. In addition, we began selling the CLMBR in February 2024. Accordingly, we have a limited operating history with which to evaluate our subscription model. For example, all of our members are on month-to-month membership terms and may cancel their memberships at any time. We have limited historical data with respect to rates of membership renewals, so we may be unable to accurately predict member renewal or retention rates. We measure our membership retention rate by the number of members as of the beginning of the month who have a paid membership with a successful credit card billing of at least three months. Additionally, prior renewal rates may not accurately predict future member renewal rates for a variety of reasons, such as members’ dissatisfaction with our offerings and the cost of our memberships, macroeconomic conditions, or new offering introductions by us or our competitors. If our members do not renew their memberships, our revenue may decline and our business will suffer.

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

As an emerging growth company, the Company is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted towards the development of its brands and services, their penetration in the marketplace, and the development of a commercial organization, all at the expense of short-term profitability.

As of the date the accompanying financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $29.2 million and used net cash in its operations of $14.8 million during the year ended December 31, 2024, and had an accumulated deficit of $202.6 million as of December 31, 2024.
•
In order to execute its emerging growth strategy, the Company has been heavily dependent on financing from lenders and capital from private and public investors (collectively “outside capital”) since its inception and expects to remain heavily dependent on outside capital for the foreseeable future until such time that the Company’s operations reach a scale of profitability that allows it to fund its obligations primarily with cash inflows from operations. However, management can provide no assurance the Company will ever be able to generate sufficient cash inflows to reduce or eliminate its reliance on outside capital.
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $2.3 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become over the next year beyond the issuance date due absent management’s ability to secure additional outside capital.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As of disclosed in Notes 11, 22, and Note 25, the Company had total outstanding debt, including convertible notes, of approximately $11.1 million as of the issuance date, of which approximately $7.6 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
In the past, the Company has been unable to remain in compliance with certain qualifications required by the Nasdaq Capital Markets in order for the Company’s common stock to remain listed on the Nasdaq. These requirements include a minimum stockholders’ equity balance of $2.5 million, a minimum of 500,000 publicly held shares, and a minimum trading price of $1.00 per share for a sustained period of time (collectively the “Rules”). During the two fiscal years ended December 31, 2024, the Company received two notices from the Listing Qualifications staff of the Nasdaq (the “Staff”) with respect to the Company’s noncompliance with these requirements, as follows:
•
The first notice dated August 22, 2023, notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule 1”) but was granted a period of time to regain compliance. On November 25, 2024, the Company received a letter from the Staff stating that the Company has demonstrated compliance with Rule 1. The letter also stated that the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with the requirements of Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds that the Company failed to remain in compliance with Rule 1, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency, the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, and the Company will not be afforded an applicable cure or compliance period. Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the Panel. While the Company will have the opportunity to present to the Panel, no assurance can be provided that the Staff will grant the Company a compliance plan and allow the Company’s securities to remain listed on the Nasdaq.
•
The second notice dated November 13, 2024 notified the Company that it did not comply with the minimum 500,000 publicly held shares requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(4) (“Rule 2”) but was granted a period of time to regain compliance. On December 23, 2024, the Company received a letter from the Staff confirming that the Company has demonstrated compliance with Rule 2. The letter also stated that the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with the requirements of Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds that the Company failed to remain in compliance with Rule 2, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency, the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, and the Company will not be afforded an applicable cure or compliance period. Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the Panel. While the Company will have the opportunity to present to the Panel, no assurance can be provided that the Staff will grant the Company a compliance plan and allow the Company’s securities to remain listed on the Nasdaq.

As of December 31, 2024 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

We operate in a highly competitive market. We face significant competition from multiple industries and exercise verticals, including at-home fitness equipment and content, fitness clubs, in-studio fitness classes, in-person personal training, and health and wellness apps. In addition, we compete with other virtual or smart home gym providers such as Peloton Interactive, Inc., Echelon Fitness Multimedia LLC, and Tonal Systems, Inc., among others. We expect the competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that compete with ours.

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
•
changes in our relationship with our third-party financing partner who provides financing assistance to our members for the purchase of our CLMBR and FORME Studio equipment;
•
constraints on the availability of consumer financing or increased down payment requirements to finance purchases of our CLMBR and FORME Studio equipment;
•
the continued maintenance and expansion of our delivery, installation, and maintenance services and network for our CLMBR and FORME Studio equipment;
•
supply chain disruptions, delays, shortages, and capacity limitations;
•
increases or other changes in our product development and manufacturing costs, or the timing and extent thereof, and our ability to achieve cost reductions in a timely or predictable manner;
•
changes in market and customer acceptance of and demand for our products, content, and services, including cyclicality and seasonal fluctuations in memberships and usage of the CLMBR and FORME platform by our members, each of which may change as our products and services evolve or mature, or as our business grows;
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
•
changes in our effective tax rate;
•
changes in accounting standards, policies, guidance, interpretations, or principles; and
•
changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages

As a result of these and other factors, our results of operations and revenue may vary significantly from period to period. Accordingly, you should not rely on the results of any prior quarterly or annual periods, or any historical trends reflected in such results, as indications of our future revenue or operating performance.

We derive a significant majority of our revenue from sales of our CLMBR and FORME Studio equipment and if sales of our CLMBR and FORME Studio equipment decline, it could materially and negatively affect our future revenue and results of operations.

Our CLMBR and FORME Studio equipment is sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a decline in our revenue derived from our CLMBR and FORME Studio equipment, which may have a material adverse effect on our business, financial condition, and results of operations. Sales of our CLMBR and FORME Studio equipment accounted for approximately 78% of revenue in 2022, 60% of revenue for the year ended December 31, 2023 and 74% of revenue for the year ended December 31, 2024. As a result, any meaningful decline in sales of our CLMBR and FORME Studio equipment, would materially and adversely affect our business, financial condition, and results of operations.

Our membership revenue is largely dependent on our ability to sell our CLMBR and FORME Studio equipment.

Our customer acquisition model is generally initiated upon the sale to customers and installation of our CLMBR and FORME Studio or FORME Studio Lift, with additional revenue generated from sales of memberships and health coaching services. While members are invited to gain access to our basic VOD membership upon purchase of the CLMBR and FORME Studio or FORME Studio Lift through an account creation process, they can cancel their membership at any time. As a result, our membership and health coaching revenue is largely dependent on our ability to sell our CLMBR and FORME Studio equipment and to engage and retain members to use our services on an ongoing basis thereafter. If we are unable to expand sales of our CLMBR and FORME Studio equipment or to engage new members or to maintain and expand our member base, our business, financial condition, and results of operations may suffer.

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

If we are unable to sustain competitive pricing levels for our connected fitness hardware products and memberships to the CLMBR and FORME platform, our business could be adversely affected.

We compete with products and services that are generally sold at lower prices. If we are unable to sustain competitive pricing levels for our connected hardware products, including CLMBR, FORME Studio and FORME Studio Lift, and our membership and health coaching services, whether due to consumer sentiment and spending power, competitive pressure or otherwise, our financial results and cash flow could be significantly reduced. Further, our decisions around the development of new products and services are partly based on assumptions about pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business. In addition, while we believe we offer high-quality, differentiated products and services, our pricing levels may be higher than those of our competitors. Our ability to maintain our pricing levels depends on several factors, including our brand recognition, product design and technology features and quality, innovative content, and public perception of our company. If we are unable to sustain our pricing levels due to these or other factors, our ability to attract new members and our business, financial condition, and results of operations could be harmed.

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

The smart home gym and connected fitness market is relatively new, rapidly growing, largely unproven, and it is uncertain whether this market will achieve or sustain high levels of demand and achieve wide market acceptance. In addition, while we experienced some positive impact on demand for our product, as a result of the COVID-19 pandemic, we cannot predict the potential impact on our business if the pandemic continues to evolve. Our success depends substantially on the willingness of consumers to widely adopt our products and services. To be successful, we will have to make significant investments in the education of consumers about our products and services and provide quality products, content, member experience that is superior to the products, content, and experiences provided by our competitors. Additionally, the fitness and wellness market is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. We cannot assure you that the connected fitness market will continue to develop, that the public’s interest in smart home gym and connected fitness will continue, or that our products and services will be widely adopted.

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

Historically, a significant percentage of our members have financed their purchase of our CLMBR and FORME Studio equipment through third-party credit providers with whom we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our members with financing on similar terms, and our ability to sell our CLMBR and FORME Studio equipment may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our products. Higher interest rates could increase our costs or the monthly payments for our products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial condition, and results of operations.

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
•
members being unsatisfied with the delivery, installation, or service of our CLMBR and FORME Studio equipment;
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

Our business depends in part on our ability to cost-effectively access, attract, recruit, and retain qualified trainers and fitness instructors. Competition for qualified trainers and fitness instructors is intense and may increase due to various factors beyond our control. For example, the easing of COVID restrictions in the past years resulted in more people returning to traditional gyms and in-person fitness, resulting in increased demand for trainers and fitness instructors. As a result, we experienced increased competition for such personnel in the past year. Our competitors may attempt to compete for trainers and fitness instructors on the basis of providing a more compelling platform or more lucrative earning opportunities. In addition, we may experience complaints, negative publicity, strikes, or other work stoppages that could dissuade potential candidates from joining our company.

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

Changes in certain laws and regulations, including immigration, labor and employment laws, occupational licensure regulations or background check requirements, may result in a change in the pool of qualified trainers and fitness instructors, which may result in increased competition for such personnel or higher costs of recruitment, operation and retention. Other factors outside of our control, may also reduce the number of trainers and fitness instructors on the CLMBR and FORME platform or impact our ability to onboard new trainers and fitness instructors. If we fail to attract qualified trainers and fitness instructors on favorable terms, or lose qualified trainers and fitness instructors to our competitors, we may not be able to meet customer demand or maintain competitive pricing for our personal training, health coaching, and fitness programs and classes, and our business, financial condition, and results of operations could be adversely affected.

If we fail to cost-effectively attract new members, or to increase utilization of the CLMBR and FORME platform from existing members, our business, financial condition, and results of operations could be harmed.

Our success depends in part on our ability to cost-effectively attract new members, retain existing members and increase membership rates of the CLMBR and FORME platform. Members have a wide variety of fitness options, including at-home fitness equipment and content, fitness clubs, in-studio fitness classes, in-person personal training, and health and wellness apps. To expand our member base, we must have the ability to appeal to individuals who have historically used other methods of personal fitness and training or who have not previously used personal fitness and training or regularly exercised. Our reputation, brand, and ability to build trust with existing and new members may be adversely affected by complaints and negative publicity about us, our offerings, our pricing and policies, trainers and fitness instructors on the CLMBR and FORME platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new members do not perceive the services provided by trainers and fitness instructors on the CLMBR and FORME platform to be helpful, effective, engaging, or affordable, or if we fail to offer compelling offerings, services, content, and features on the FORME platform, we may not be able to attract or retain members or to increase their utilization of the CLMBR and FORME platform. If we fail to continue to grow our member base, retain existing members, or increase the overall utilization of the FORME platform by existing members, our business, financial condition, and results of operations could be adversely affected.

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

As many of the individuals who develop, provide, or produce content on our platform are independent contractors, any challenge to, or determination that, such individuals should be classified as employees versus independent contractors, could affect our business model and pricing methodologies. We have also launched, and may in the future launch, certain changes to the rates and fee structure for trainers and fitness instructors on the CLMBR and FORME platform, which may not ultimately be successful. Our assessments of the impact of any changes in our pricing methodologies or business model may not be accurate and we could be underpricing or overpricing our offerings. In addition, if the offerings on the CLMBR and FORME platform change, then we may need to revise our pricing methodologies. As we continue to develop and launch new product and service offerings, such as CLMBR and FORME Studio Lift, factors such as maintenance, customer financing, and supply chain efficiency may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition, and results of operations.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products and services in a timely manner or effectively manage the introduction of new or enhanced products and services, our business may be adversely affected.

Our success in maintaining and increasing our member base depends on our ability to identify and originate trends as well as to anticipate and react to changing consumer demands in a timely manner. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new or enhanced offerings in a timely manner, our competitors may introduce similar offerings faster than us, which could result in our new or enhanced offerings not being accepted by our members and negatively affect our rate of growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower membership rates, lower sales, pricing pressure, lower gross margins, discounting of our existing CLMBR and FORME Studio equipment, and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings. Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying each product and service introduction.

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

Our success depends on our ability to develop and maintain the value and reputation of the CLMBR and FORME brands.

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

We also sell CLMBR equipment and the FORME platform to commercial and wellness customers, which exposes us to additional business and financial risks. In addition, if we fail to successfully expand our commercial and corporate wellness business, it could negatively impact our ability to grow our business and gain market share.

We also sell CLMBR equipment and the FORME platform to commercial and wellness customers. For example, we are actively installing our products in hotels, resorts, and other commercial environments such as boutique hotels, luxury apartments, and private condominiums, as well businesses with which we establish corporate wellness partnerships for the benefit of their employees. For commercial customers, we typically sell our connected hardware products with a three-year content membership paid up front, plus we offer an extended warranty program. In addition, many of the risks associated with our individual members are often exacerbated or heightened in the commercial or corporate environment. For example, the equipment we install at these locations may be used more frequently and by a larger group of users, which may increase the rate of wear and tear or the risk of product malfunction or injury in connection with the use of our equipment. This in turn could expose us to liability claims, warranty expense, and damage to our brand and reputation, among other risks, any of which could harm our reputation, business, financial condition, and results of operations. If we fail to successfully expand our commercial and corporate wellness business, it could harm our ability to grow our business, gain market share, and expand our brand.

We have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current scale of operations. For example, we commenced commercial delivery of the FORME Studio in July 2021, launched our Live 1:1 personal training service in July 2022, delivered our FORME Studio Lift in August 2022 and completed the acquisition of CLMBR's assets in February 2024. As we continue our transition from initial product development to mass production and commercial shipment of our products, we have experienced, and may in the future experience, adjustments in our business operations and headcount. For example, as a result of completing development and commencing mass production of the FORME Studio Lift and in response to economic headwinds, we reduced the size of our engineering team in 2022 and expect to continue to reallocate our personnel resources to support our ongoing product development efforts while also increasing our focus on marketing and sales and building our brand. Our headcount reduction in July of 2022 comprised approximately 26% of our full-time employee base at the time of such reduction. We had a subsequent headcount reduction in December of 2022, comprising approximately 50% of our full-time employee base at the time of such reduction. We expect our headcount to fluctuate in the near term but to grow over the longer term as we continue to grow our business and expand our target markets. Further, we expect that our business and operations will become increasingly complex as we grow our business. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, and upgrade our management information systems and other processes. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design and develop our own CLMBR and FORME Studio equipment and accessories, and software, produce original fitness and wellness programming, recruit, train, and educate personal trainers, sell our products exclusively through our own sales teams and e-commerce site, and coordinate the delivery, installation, and service of our CLMBR and FORME Studio equipment with our third-party logistics providers, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, we utilize both air and ocean shipment for our CLMBR and FORME Studio equipment and our limited history with commercial shipment of our products has in the past, and may in the future, result in delays in delivery and installation. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

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

Maintaining and promoting awareness of the CLMBR and FORME platform is important to our ability to retain existing, and to attract new, customers. To facilitate our future growth and profitability, we are investing in our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

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

We generally provide a 12-month limited warranty on our CLMBR, FORME Studio and FORME Studio Lift. The occurrence of any defects or other warranty claims for which we have a legal obligation could make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer and member confidence and demand, and adversely affect our business, financial condition, and results of operations. Moreover, certain other companies within our industry have in the past, and may in the future, received reports of injuries related to the use of their products and services and issued product recalls. Such activity by other companies within our industry, and the associated negative publicity, may be seen as characteristic of participants in our industry and may therefore harm the reputation of all participants in our industry, including us. Also, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and results of operations.

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

We currently work with third-party logistics providers to handle shipment and delivery of our connected fitness hardware products, including the CLMBR, FORME Studio and FORME Studio Lift. Our third-party logistics providers also facilitate white glove installation services of our products. Our in-house field operations team is responsible for training our third-party logistics providers on how to safely and correctly install our products, coordinating shipment and delivery matters, and communicating with our members throughout the entire pre-installation process. We do not have any minimum or long-term binding commitments with our third-party logistics providers and are generally billed upon shipment of the freight and believe alternative third-party logistics services would be available if needed. Our members also rely on our member support services to resolve any issues related to the use of our CLMBR and CLMBR platform and FORME Studio equipment and FORME platform. Providing a high-quality member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing members. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract members, or to sell additional products and services to existing members, could be harmed.

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

Risks Related to Suppliers, Manufacturers, and Other Ecosystem Partners

We rely on a limited number of suppliers, manufacturers, and logistics partners for our CLMBR and FORME Studio equipment. A loss of any of these partners could negatively affect our business.

We rely on a limited number of suppliers to manufacture, transport, and install our CLMBR and FORME Studio equipment, which exposes us to supply chain and other risks. We have previously experienced, and may experience in the future, production, shipping, or logistical constraints that cause delays. Although we believe we have redundancy and alternatives for the manufacturers and suppliers for the key components of our products, our reliance on a limited number of manufacturers for the components and parts for our CLMBR and FORME Studio equipment and the geographic concentration among our suppliers increase our supply chain risk. In addition, we do not have long-term binding commitments with any of our manufacturers and suppliers and instead operate on a purchase order basis. Therefore, we have no guarantee that they will continue to manufacture or supply products or components for us on an ongoing basis. In the event of interruption from any of our manufacturers, we may not be able to replace or increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, our manufacturing partners’ primary facilities are located in Taiwan. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location.

Our suppliers and partners have no obligation to continue to accept purchase orders from us, and we may be unable to get them to accept additional orders or engage an alternate manufacturer on terms that are acceptable to us, which may undermine our ability to deliver our products to members in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build our CLMBR and FORME Studio equipment to our specifications in sufficient volume. Identifying suitable suppliers, manufacturers, and logistics partners is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our significant suppliers, manufactures, or logistics partners could have an adverse effect on our business, financial condition, and results of operations.

We have limited control over our suppliers, manufacturers, and logistics partners, which may subject us to significant risks, including the potential inability to produce or obtain quality products and services on a timely basis or in sufficient quantity.

We have limited control over our suppliers, manufacturers, and logistics partners, which subjects us to risks, such as the following:

•
inability to satisfy demand for our CLMBR and FORME Studio equipment;
•
limited control over delivery timing and product reliability;

•
limited ability to monitor the manufacturing process and components or parts used in our CLMBR and FORME Studio equipment;
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
•
shortages of materials or components or parts included in our CLMBR and FORME Studio equipment;
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

Our ability to maintain and expand our business depends on our ability to obtain timely and adequate delivery of components and parts for our CLMBR and FORME Studio equipment. The majority of the components and parts that go into the manufacturing of our CLMBR and FORME Studio equipment are sourced from a limited number of third-party suppliers, and some of these components or parts are provided by a single supplier based in Taiwan. In addition, the global semiconductor supply shortage is having wide-ranging effects across multiple industries. We have experienced, and may continue to experience, direct and indirect adverse impacts on our business, including delays in securing certain components, including semiconductors, of our CLMBR and FORME Studio equipment. Our manufacturers generally purchase these components or parts on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component or parts suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components or parts and the risk that our suppliers discontinue or modify components or parts used in our CLMBR and FORME Studio equipment. In addition, the lead times associated with certain components or parts are lengthy and preclude rapid changes in design, quantities, and delivery schedules. We may in the future experience component shortages, and the predictability of the availability of these components or parts may be limited. In the event of a component shortage or supply interruption from suppliers of these components or parts, we may not be able to develop alternate sources in a timely manner. While we believe we can obtain alternative sources of supply on commercially reasonable terms if needed, developing alternate sources of supply for these components or parts may be time-consuming, difficult, and costly and there can be no assurance that we will be able to source these components or parts on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these components or parts, or the inability to obtain these components or parts from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled deliveries to our members.

Moreover, volatile global economic conditions may make it more likely that our suppliers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. Several of the components or parts that go into the manufacturing of our CLMBR and FORME Studio equipment are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported therefrom following the U.S. Trade Representative Section 301 Investigation. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components or parts, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and results of operations.

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

Our manufacturing partners and suppliers are located in Taiwan and China, which exposes us to various risks, including due to tensions between Taiwan and mainland China.

As the primary facilities of our manufacturing partners and the suppliers of certain components and parts used in the manufacture of our products are located in Taiwan and China, we face risks associated with geopolitical conditions, natural disasters, and other factors. For example, Taiwan is susceptible to regional natural disasters such as earthquakes, tsunamis, and typhoons, and has experienced an increasing frequency of extreme weather events, including heavier rains and atypical heat waves. In addition, we face risks associated to changes in governmental policies, taxation, inflation, or interest rates in Taiwan and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. For example, since 1949, Taiwan and the Chinese mainland have been separately governed. The government for the People’s Republic of China (the “PRC” which unless the context otherwise requires, refers to mainland China) claims that it is the only legitimate government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and mainland China in the past few years, relations between Taiwan and mainland China remain strained. For example, the PRC government has refused to renounce the use of military force to gain control over Taiwan and, in March 2005, passed an Anti-Secession Law that authorized non-peaceful means and other necessary measures should Taiwan move to gain independence from the PRC. The PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan “declares independence.” Past developments in relations between Taiwan and mainland China have on occasion depressed the market prices of the securities of companies doing business in Taiwan. If political tensions between mainland China and Taiwan were to increase further, it could negatively impact our business, financial condition, and results of operations given our reliance on manufacturing partners and a sole source supplier in Taiwan. Given the current political and military situation in China and Taiwan, if the relationship between China and the United States worsens further, or if either China or the United States imposes significant new economic sanctions or restrictions on doing business, and we are restricted or precluded from continuing our manufacturing and supplier relationships with entities in Taiwan or the ability of such parties to maintain their relationships with us is disrupted, our costs could increase, and our ability to fulfill customer orders could be significantly harmed. Furthermore, relations between Taiwan and mainland China and other factors affecting military, political, or economic conditions in Taiwan could materially and adversely affect our business, financial condition, and results of operations, as well as the market price of the Common Stock. See “- We depend on sole source and limited source suppliers for certain components and parts used in the manufacture of our products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.”

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

Certain of our information technology systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our CLMBR and FORME Studio equipment, online sales of our CLMBR and FORME Studio equipment, and the ability of our members to access content on our platform. Our growth has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

In addition, any unexpected technological interruptions to our systems or websites would disrupt our operations, including our ability to timely deliver and track product orders, project inventory requirements, manage our supply chain, sell our CLMBR and FORME Studio equipment online, provide services to our members, and otherwise adequately serve our members.

A portion of our units have been sold through our commercial website in 2024. The operation of our direct-to-consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our CLMBR and FORME Studio equipment.

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

A significant and growing portion of our members access our platform through our CLMBR and FORME Studio apps and there is no guarantee that popular mobile devices will continue to support our CLMBR and FORME Studio apps or that mobile device users will use our CLMBR and FORME Studio apps rather than competing products. We are dependent on the interoperability of our CLMBR and FORME Studio apps with popular mobile operating systems that we do not control, such as Android and iOS devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards.

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

Additionally, even if successful in such proceedings, our intellectual property rights in our products, services, content, or technologies may be invalidated or narrowed. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of the Common Stock. Any of the foregoing results could have a material adverse effect on our business, financial condition, and results of operations.

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

Patents and Other Registered Intellectual Property

Our patent and patent application portfolio primarily relates to various hardware and software inventions that may or may not be embodied in our current or future products. The United States patents in the portfolio and issued as of December 31, 2024 are expected to expire between 2036 and 2040, without taking potential patent term extensions or adjustments into account. We cannot assure you that any patents from any pending or future patent applications will be issued, and even if our pending patent applications are granted, the scope of the rights granted to us may not be meaningful, may not provide us with a commercial advantage and may be subject to reinterpretation after issuance. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance.

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

The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the United States Patent and Trademark Office, (the “USPTO”), or made a materially misleading statement, during prosecution. Third parties also may raise similar validity claims against our patents before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future proprietary technologies. Such a loss of patent protection could harm our business.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of the Common Stock. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We will need to raise additional funds in the future, including in the short term and long term, to fund our operations and meet our obligations. See “Note 1. Description of Business and Basis of Presentation – Liquidity and Going Concern” to the notes to our audited and consolidated financial statements included elsewhere in this Annual Report on Form 10-K and “ – Risks Related to Our Business and Industry – Our negative cash flows from operations, history of losses, and significant accumulated deficit raise substantial doubt about our ability to continue as a ‘going concern.’” As we generated recurring net losses and negative operating cash flow during the research and development stage of the FORME Studio and FORME Studio Lift products, we have funded our operations primarily with gross proceeds from sales of our redeemable convertible preferred stock, the sale of SAFE notes, and the issuance of convertible notes, as well as from promissory notes. Certain of our outstanding promissory notes provides for a security interest on our assets. If we were to default on such promissory notes or any other secured debt instrument and such default is not waived, any secured collateral would become subject to liens or risk of forfeiture. In addition, any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of the Common Stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include security interests on our assets, negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, limit our production activities, or implement other cost reduction measures, including personnel costs.

We have identified material weaknesses in our internal control over financial reporting, and in the future, we may identify additional material weaknesses or fail to maintain an effective system of controls. If we do not remediate the material weaknesses in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of the Common Stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In preparing our financial statements as of and for the year ended December 31, 2024, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; (2) certain system limitations in our accounting software and the overall control environment and (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated as of December 31, 2024, as we expect to implement new software in 2025. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

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

Many of our members seek third-party financing, including through Affirm Holdings, Inc. (“Affirm”), our financing partner, to purchase our CLMBR and FORME Studio equipment. Our members’ ability to obtain such financing, the ability of Affirm or other consumer financing providers to provide financing to our members, and our ability to receive timely payments from our members could adversely impact our revenue and results of operations. We regularly review the collectability and creditworthiness of our members to determine an appropriate allowance for doubtful accounts. Based on our review of our members, we had no reserve for doubtful accounts as of December 31, 2024 and December 31, 2023. If our doubtful accounts were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had U.S. federal net operating loss carryforwards (“NOLs”) and state NOLs of approximately $128 million and $95 million, respectively, due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2037 and 2038, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.

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

We currently have the following weaknesses as disclosed under Item 9A, “Controls and Procedures”:

•
inadequate segregation of duties;
•
system limitations in our accounting software and control environment; and
•
the lack of sufficient processes and precise review and procedures to ensure the proper accounting for stock based compensation expenses,

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations that we are currently required to include in our periodic reports filed with the SEC and, if applicable, annual independent registered public accounting firm attestation reports that may be required in the future regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of the Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

In preparing our consolidated financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect our results of operations for the periods in which we revise our estimates or judgments.

In preparing our consolidated financial statements in conformity with GAAP, we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make relate to fair value measurements, revenue recognition, inventories, internal use software, capitalized studio content, convertible notes, stock-based compensation, and income taxes. We base our estimates on historical experience, input from outside experts and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates, judgments, or their related assumptions change, our results of operations for the periods in which we revise our estimates, judgments, or assumptions could be adversely and perhaps materially affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of the Common Stock.

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

We are subject to a wide variety of laws, regulations, and standards in the United States and other jurisdictions governing issues such as worker classification, labor and employment, anti-discrimination, automatically renewing subscription payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, warranties, product defects, maintenance,, and repairs, personal injury, membership services, intellectual property, consumer protection, taxation, privacy, data security, competition, terms of service, mobile application accessibility, insurance, payment processing, environmental, health and safety, background checks, public health, anti-corruption, anti-bribery, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls, and delivery and installation of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

Fitness equipment sold for home use, such as our CLMBR, FORME Studio and FORME Studio Lift, is regulated in the United States by the Consumer Product Safety Commission (“CPSC”) under the Consumer Product Safety Act (“CPSA”). Safety-related information that we learn about our CLMBR, FORME Studio and FORME Studio Lift from any source-including, but not limited to, internal testing, third-party testing, our customer service channels, our social media accounts, customer reviews, investigative and news reports, and direct notices from the CPSC may trigger reporting obligations under the CPSA that could lead to product safety investigations, corrective actions including consumer-level recalls, enforcement actions, and civil or criminal penalties. The outcome of any such actions mandated by or entered into voluntarily with CPSC may have adverse business, financial, legal, reputational, and other consequences to our business.

The smart home gym and connected fitness industry and our business model are relatively nascent and rapidly evolving. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented and interpreted in response to our industry and related technologies. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that we or users on the CLMBR and FORME platforms are subject to additional requirements, or that we are prohibited from conducting our business in certain jurisdictions, or that users on the CLMBR and FORME platforms are prohibited from using the FORME platform, either generally or with respect to certain offerings.

Recent financial, political, and other events have increased the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or, due to changes in our operations and structure or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. See “- Challenges to independent contractor classification of certain personnel, including content production personnel, may have adverse business, financial, tax, legal, and other consequences to our business.” Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another, and may have a negative outcome that could adversely affect our business, operations, financial condition, and results of operations. Additionally, we have invested and from time to time we will continue to invest resources in an attempt to influence or challenge legislation and other regulatory matters pertinent to our operations. These activities may not be successful, and any negative outcomes could adversely affect our business, operations, financial condition, and results of operations.

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

Risks Related to Being a Public Company

We have incurred increased costs and become subject to additional regulations and requirements as a result of being a public company, which could have a material adverse effect on our business, financial condition, and results of operations, and make it more difficult to run our business or divert management’s attention from our business.

As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which have caused us to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and Nasdaq, and compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of the Common Stock, fines, sanctions and other regulatory action and potentially civil litigation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make the Common Stock less attractive to investors.

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

We could be an emerging growth company through 2028. Our status as an emerging growth company will end as soon as any of the following takes place:

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
•
December 31, 2028 (the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering).

We currently intend to take advantage of the available exemptions described above.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our annual report on Form 10-K and our periodic reports and proxy statements.

We cannot predict if investors will find the Common Stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies or smaller reporting companies. If some investors find the Common Stock less attractive because we rely on any of these exemptions, there may be a less active trading market for the Common Stock and the market price of the Common Stock may be more volatile.

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

Risks Related to Our Common Stock

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial minority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. In addition, we have issued notes that are convertible into shares of our common stock in connection with financing transactions and certain employment, director and consultant agreements, which shares of common stock, upon conversion, would also be considered “restricted securities.” As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the company and who has satisfied a one-year holding period. The resale of significant amounts of our common stock under Rule 144 or under any other exemption from the registration requirements of the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, could cause the market price of our shares of common stock to decline significantly.

An active trading market for the Common Stock may not develop or be sustained and stockholders may not be able to sell their shares at or above the price paid for such shares, or at all.

There was no public market for the Common Stock prior to our initial public offering. Although the Common Stock is currently listed on Nasdaq, an active market for the Common Stock may not develop or, if it does develop, it may not be sustainable or liquid enough for stockholders to sell their shares at or above the purchase price paid for such shares, or at all.

Our share price and trading volume have been, and are likely to continue to be, volatile and an active trading market for the Common Stock may not develop or be sustained and stockholders may not be able to sell their shares at or above the price paid for such shares, or at all.

Although the Common Stock is currently listed on Nasdaq, an active market in the Common Stock may not develop or, if it does develop, it may not be sustainable or liquid enough for stockholders to sell their shares at or above the purchase price paid for such shares, or at all. Our common stock is currently trading well below the initial public offering price per share.

The trading price and volume of the Common Stock has been, and will likely continue to be, volatile and has fluctuated, and will likely continue to fluctuate, significantly in response to numerous factors, many of which are beyond our control, including but not limited to:

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
•
sales of shares of the Common Stock by us or our stockholders, or the perception that such sales may occur; and
•
other events or factors, including those resulting from macroeconomic conditions, geopolitical crises, outbreak of hostilities or acts of war such as the Russian invasion of Ukraine, and the Israel-Hamas war, incidents of terrorism, global pandemics such as the COVID-19 pandemic, and similar events, as well as responses to these or similar events.

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

Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our net revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of the Common Stock could decline substantially. Such a share price decline could occur even when we have met any previously publicly stated net revenue or earnings forecasts that we may provide.

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

If we fail to meet the continued listing requirements of Nasdaq, it could result in a de-listing of the Common Stock.

Our common stock is currently listed on Nasdaq under the symbol “TRNR.” Although the Company is not currently in violation of any of Nasdaq’s continued listing requirements, as previously disclosed, at certain points in 2023 and 2024, the Company was in violation of certain continued listing requirements.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s listing requirements. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, the minimum stockholders’ equity requirement, or the minimum closing bid price requirement, Nasdaq may take steps to delist the Common Stock. Such a delisting would likely have a negative effect on the price of the Common Stock and would impair your ability to sell or purchase the Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow the Common Stock to become listed again, stabilize the market price or improve the liquidity of the Common Stock, prevent the Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The price of the Common Stock has been volatile and has declined significantly since our initial public offering and has traded at prices as high as $34,000.00 per share to as low as $0.95 per share. If we do retain a listing on Nasdaq and if the price of the Common Stock is less than $5.00, the Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Common Stock, and therefore stockholders may have difficulty selling their shares.

Substantial future sales of the Common Stock could cause the market price of the Common Stock to decline.

The market price of the Common Stock could decline as a result of the substantial sales of the Common Stock by the below selling stockholders.

From June 2024 to December 2024, we issued 648,700 shares of common stock pursuant to an At The Market Offering Agreement with H.C. Wainwright & Co., LLC, dated as of May 17, 2024 with a value of $8.4 million.

As previously disclosed, from November 2024 through December 2024 in the aggregate, the holders of shares of the Company’s Series A Convertible Preferred Stock (“Series A”) converted 919,794 shares of Series A into 262,051 shares of Common Stock (the “Series A Conversion Shares"), certain debt holders converted $2.4 million of the principal amount into a total of 235,161 shares of Common Stock.

As previously disclosed, the Company effected a reverse stock split of the Common Stock at a rate of 1-for-100 (the “Reverse Stock Split”), effective as of 9:00 a.m. Eastern Time on November 11, 2024. As previously disclosed, the Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding but such reduction was subject to adjustment for the rounding up of fractional shares. In November 2024, due to the rounding up of fractional shares, a total of 217,717 shares of Common Stock were issued to certain shareholders who owed shares of Common Stock on November 11th, 2024.

If securities analysts or industry analysts downgrade the Common Stock, publish negative research or reports, or fail to publish reports about our business, our ordinary share price and trading volume could decline.

The market price and trading market for the Common Stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our shares or change their recommendation about our competitors’ shares, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline. In addition, if our results of operations fail to meet the expectations created by securities analysts’ reports, our share price could decline.

Our actual results of operations may not meet our guidance and investor expectations, which would likely cause our share price to decline.

From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and investors may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of the Common Stock is likely to decline.

We do not expect to declare or pay any dividends on the Common Stock for the foreseeable future.

We do not intend to pay cash dividends on the Common Stock for the foreseeable future. Consequently, investors must rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase the Common Stock. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, capital expenditure needs, the terms of any preference equity securities we may issue in the future, covenants in the agreements governing any current or future indebtedness, other contractual restrictions, industry trends, and any other factors or considerations our board of directors may regard as relevant.

Certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of the Common Stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to the Common Stock, which could be used by our board of directors to implement a stockholder rights plan;
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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the enforceability of this provision is uncertain, and a court may determine that such provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction. Further, compliance with the federal securities laws and the rules and regulations thereunder cannot be waived by investors in the Common Stock.

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

The United States has recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses, increased manufacturing and supplier costs, and increasing market prices of certain components, parts, supplies, and commodity raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. As a result of inflationary pressures, we have experienced general price increases in the cost of components and parts used in our products and in our manufacturing and logistical costs, which in turn has increased our overall operating costs. We have not taken any specific measures to mitigate inflationary pressures to date; however, we may in the future consider or implement such measures, including price increases for our products and services, changes to our pricing model, or reducing other operating and personnel costs. We cannot predict the impact of any actions we may take in response to such pressures on our business, financial condition, and results of operations. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations. Given our limited operating history, we cannot predict how ongoing recessionary or inflationary pressures may impact our business, financial condition, and results of operations in the future, including with respect to our manufacturing and logistics costs, our pricing models, and our customers’ ability to obtain financing for the purchase of our products. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results. See “- Risks Related to Suppliers, Manufacturers, and Other Ecosystem Partners - Our manufacturing partners and our sole supplier are located in Taiwan, which exposes us to various risks, including due to tensions between Taiwan and mainland China.”

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

For example, an increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices, and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. Increased ESG related compliance costs could result in increases to our overall operational costs. If we are unable to adapt to or comply, or are unable to cause our suppliers to comply, with such regulatory requirements, policies, or provisions or meet the expectations or standards of our customers, investors, and other stakeholders, a customer may stop purchasing products from us or an investor may sell their shares or take legal action against us, our reputation may suffer, and the price of the Common Stock may decline. Any of the foregoing could harm our reputation, revenue, business, financial condition, and results of operations.

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

We may pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements, that we believe will complement our products or technologies. For example, in October 2023, we entered into the Asset Purchase Agreement with the Sellers to purchase and acquire substantially all of the asset and assume certain liabilities of the Sellers, which was amended and restated on January 22, 2024. See Note 23 to the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K. We also may pursue strategic alliances that leverage our core technologies and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, or materially impact our stock price, including:

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

•
the dilutive effect on the Common Stock as a result of any acquisitions financed through the issuance of equity;
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

To finance any acquisitions or investments, we may choose to issue equity or equity-linked securities as consideration, which could dilute the ownership of our stockholders, including materially. If the price of the Common Stock is low or volatile, we may not be able to acquire other companies for equity or equity-linked consideration. In addition, newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. Additional funds for acquisitions also may not be available on terms that are favorable to us, or at all.

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

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. Our amended and restated bylaws will provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered into, and intend to enter into, agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in connection with any action, proceeding, or investigation. Such provisions in our amended and restated bylaws and our indemnification agreements may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. See “Management-Indemnification and Insurance.”

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

Item 3. Legal Proceedings.

The Company purchased substantially all of the assets of CLMBR, Inc. (“CLMBR, Inc.”) in February 2024. On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR, Inc. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR, Inc. (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR, Inc. and DK City and was resolved prior to the Company’s purchase of CLMBR, Inc. On June 25, 2024, CLMBR, Inc. and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company is required to make certain payments to DK City, CLMBR, Inc. and the Company will be released from liability, and the Petition will be voluntarily dismissed without prejudice. Total remaining payments as of December 31, 2024 of $2.1 million are all due within one year from December 31, 2024 and are included in Accrued Expenses and other current liabilities in the consolidated balance sheet. The Company is in default per the agreement as a result of not following the payment plan.

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

Authorized Capital

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 900,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”), and 200,000,000 shares of blank check preferred, of which 10,000,000 shares are designated as Series A Convertible Preferred Stock, 1,500,000 shares are designated as Series B Preferred Stock and 5,000,000 shares are designated as Series C Preferred Stock. As of December 31, 2024, 1,402,102 shares of Common Stock were issued and outstanding 4,658,737 shares of Series A Convertible Preferred stock were issued and outstanding, 1,500,000 shares of Series B Preferred Stock were issued and outstanding, 2,861,128 shares of Series C Preferred Stock are issued and outstanding.

Holders of Our Common Stock

As of December 31, 2024, there were approximately 407 registered holders of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, and other factors our board of directors may deem relevant. Series A Preferred Stock and Series C Preferred Stock, are entitled to dividends which would be accrued as set forth in the certificate of designations for Series A Preferred Stock and Series C Preferred Stock. Further, any future debt facilities we may enter into may contain restrictions on our ability to pay dividends or make distributions, and any new credit facilities we may enter into may contain similar restrictions.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the fiscal year ended December 31, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other information for the year ended December 31, 2024 and 2023 in this annual report on Form 10-K. Historic results are not necessarily indicative of future results. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” section to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this annual report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

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

During the years ended December 31, 2024 and 2023, we generated total revenue of $5.4 million and $1.0 million, respectively, and incurred net losses of $(34.9) million and $(51.4) million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the FORME Studio and FORME Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, the issuance of promissory notes, and the issuance of common stock.

Business Model and Growth Strategy

Acquire complementary businesses that generate attractive synergies

We acquired CLMBR, Inc. in February 2024 and believe that there are other compelling businesses to be acquired.

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

Expand into new geographies

We intend to expand the international reach of our product and service offerings. With more than 180 million people belonging to gyms globally in 2019, according to IHRSA, we believe there is significant opportunity to grow internationally. For example, we are currently evaluating potential international expansion in the United Kingdom and Canada, although we have not yet made any definitive plans regarding such expansion or the potential timing thereof. We plan to continue to pursue disciplined international expansion by targeting countries with high fitness penetration and spend, as well as the presence of boutique fitness, where we believe both CLMBR and FORME’s value propositions will resonate.

Increase uptake of add-on services through compelling member experience

We intend to increase the uptake of our add-on memberships and services by providing compelling member experience focused on introducing our members to the variety of services available on our platform and specifically, the value-added benefits of our coaching and personal training offering. We believe our ability to provide service offerings at a number of price points will serve as a valuable lever for growth by increasing overall service revenues over time.

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

Target Sport Specific Markets

We intend to reach sport specific markets, specifically golf, tennis and pickleball, which have historically been underserved by the fitness market. Golf is one of the fastest growing sports in the United States. According to the National Golf Foundation, golf participation grew 10% year-over-year surpassing 41.1 million in 2022. In 2023, on-course golfers rose for the fifth consecutive year. Similarly for tennis, according to data from the United States Tennis Association, and the Tennis Industry Association Participation and Engagement Study, in 2022 there were 23.6 million players, a 33% increase since the beginning of 2020. Pickleball has solidified its status as America's fastest-growing sport for the third consecutive year. According to the 2023 Sports & Fitness Industry Association's (SFIA) Topline Participation Report, participation in pickleball almost doubled in 2022, showing an 85.7 percent increase year-over-year and a staggering 158.6 percent increase over the past three years. Each of these sports, as well as others, benefit greatly from high quality strength and conditioning as well as the style of training that can be provided by both a cable-based system and vertical climbing. Providing greater access to quality training is a high value service in both commercial and direct to consumer markets.
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
•
We derive a significant majority of our revenue from sales of our CLMBR, FORME Studio and FORME Studio Lift equipment and if sales of our CLMBR, FORME Studio and FORME Studio Lift equipment decline, it would materially and negatively affect our future revenue and results of operations.
•
Our membership revenue is largely dependent on our ability to sell our CLMBR, FORME Studio equipment and if sales of our FORME Studio equipment decline, our membership revenue would decline, and it would materially and negatively affect our future revenue and results of operations. Similarly, we may be unable to attract and retain members, which could have an adverse effect on our business and rate of growth.
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

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 74% and 59% of total revenue for the years ended December 31, 2024 and 2023, respectively.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 14% and 15% of total revenue for the years ended December 31, 2024 and 2023, respectively.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products, in-person classes and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 12% and 26% of total revenue for the years ended December 31, 2024 and 2023, respectively.

Cost of Revenue

Connected Fitness Product

Connected Fitness Product cost of revenue consists of CLMBR and Studio and Studio Lift and accessories product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management and facilities expenses associated with supply chain logistics.

Membership

Membership cost of revenue includes costs associated with personnel related expenses, filming and production costs, hosting fees, music royalties, and amortization of capitalized content and amortization of capitalized software development costs.

Training

Training cost of revenue includes costs associated with personnel related expenses and rent expense.

Operating Expenses

Research and Development

Research and development expense primarily consists of personnel and facilities-related expenses, engineering costs, consulting and contractor expenses, tooling and prototype materials, and software platform expenses. We capitalize certain qualified costs incurred in connection with the development of internal-use software and software to be sold or marketed which may also cause research and development expenses to vary from period to period.

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

Gain on debt forgiveness

Gain on debt extinguishment was a result of forgiveness of debt of $2.6 million related to the third-party content provider.

Loss on issuance of warrants

Loss on issuance of warrants consists of fair value of issuance of warrants issued in connection with Registered

Direct Offering and Best Efforts Offering.

Loss upon extinguishment of debt and accounts payable

Loss on debt extinguishment was a result of conversion of promissory loans and senior secured debt into convertible notes.

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

Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		Change
	2024	2023	Amount	%
Revenue:	(in thousands)		(in thousands)
Fitness product revenue	$3,973	$574	$3,399	592%
Membership revenue	783	142	641	451%
Training revenue	624	246	378	154%
Total revenue	5,380	962	4,418	459%
Cost of revenue:
Cost of fitness product revenue (2)	(3,798)	(2,287)	(1,511)	66%
Cost of membership (2)	(3,318)	(3,807)	489	(13%)
Cost of training	(1,042)	(396)	(646)	163%
Total cost of revenue	(8,158)	(6,490)	(1,668)	26%
Gross loss	(2,778)	(5,528)	2,750	(50%)
Operating expenses:
Research and development (1)	6,988	10,044	(3,056)	(30%)
Sales and marketing (1) (2)	1,080	1,631	(551)	(34%)
General and administrative (1) (2)	18,339	37,277	(18,938)	(51%)
Total operating expenses	26,407	48,952	(22,545)	(46%)
Loss from operations	(29,185)	(54,480)	25,295	(46%)
Other (expense) income, net:
Other (expense) income, net:	(956)	1	(957)	(95,700%)
Interest expense	(7,727)	(1,588)	(6,139)	387%
Gain upon debt forgiveness	—	2,595	(2,595)	(100%)
Loss on issuance of warrants	(5,551)	—	(5,551)	100%
Loss upon extinguishment of debt and accounts payable	(1,527)	—	(1,527)	100%
Change in fair value of convertible notes	(128)	(306)	178	(58%)
Change in fair value of earn out	1,300	—	1,300	100%
Change in fair value of derivatives	(460)	—	(460)	100%
Change in fair value of warrants	9,300	2,405	6,895	287%
Total other (expense) income, net	(5,749)	3,107	(8,856)	(285%)
Loss before provision for income taxes	(34,934)	(51,373)	16,439	(32%)
Income tax benefit (expense)	—	—	—	-
Net loss	$(34,934)	$(51,373)	$16,439	(32%)
(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands)		(in thousands)
Research and development	$3,805	$6,505	$(2,700)	(42%)
Sales and marketing	26	507	(481)	(95%)
General and administrative	6,421	22,932	(16,511)	(72%)
Total stock-based compensation expense	$10,252	$29,944	$(19,692)	(66%)

For the years ended December 31, 2024 and 2023, $0.6 million and $0.9 million of stock-based compensation was capitalized as software costs, respectively.

In December 2022, the Company enacted a restructuring cost savings initiative which resulted in employee terminations in both December 2022 and January 2023. In association with the January 2023 terminations, the Company accelerated the vesting of a number of individual option awards, resulting in the accelerated vesting of 148 shares on the date of modification. Also in January 2023, the Company repriced 76 option awards. Both the accelerated vesting and repricing were accounted for as an equity award modifications under ASC Topic 718 which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule in the case of awards which were modified to have accelerated vesting. The adjustment resulted in additional expense of $0.5 million.

(2)
Includes depreciation and amortization expense as follows:

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands)		(in thousands)
Cost of membership	$3,311	$3,644	$(333)	(9%)
Cost of fitness product revenue	567	—	567	100%
General and administrative	2,122	2,883	(761)	(26%)
Sales and marketing	480	—	480	100%
Total depreciation and amortization expense	$6,480	$6,527	$(47)	(1%)

Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
Revenue:	(in thousands)
Fitness product	$3,973	$574	$3,399	592%
Membership	783	142	641	451%
Training	624	246	378	154%
Total revenue	5,380	962	4,418	459%
Percentage of revenue
Fitness product	74%	59%
Membership	15%	15%
Training	11%	26%
Total	100%	100%

Fitness product revenue increased $3.4 million, or 592%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Membership revenue increased $0.6 million, or 451%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Training revenue increased $0.4 million, or 154%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to the acquisition of CLMBR, Inc.

Cost of Revenue and Gross Loss

	Year Ended December 31,		Change
	2024	2023	Amount	%
Cost of Revenue:	(in thousands)
Fitness product	$3,798	$2,287	$1,511	66%
Membership	3,318	3,807	(489)	(13%)
Training	1,042	396	646	163%
Total cost of revenue	8,158	6,490	1,668	26%
Gross Loss:
Fitness product	175	(1,713)	1,888	(110%)
Membership	(2,535)	(3,665)	1,130	(31%)
Training	(418)	(150)	(268)	179%
Total gross loss	(2,778)	(5,528)	2,750	(50%)
Gross Margin:
Fitness product	4%	(298%)
Membership	(324%)	(2,581%)
Training	(67%)	(61%)
Total	(52%)	(575%)

Fitness product cost of revenue for the year ended December 31, 2024 increased $1.5 million, or 66%, compared to the year ended December 31, 2023. The increase is primarily due to increase in sales from the acquisition of CLMBR, Inc.

Membership cost of revenue for the year ended December 31, 2024 decreased $0.5 million, or 13%, compared to the year ended December 31, 2023. The decrease is primarily related to the decrease in amortization of content costs of $0.4 million and decrease in personnel-related expenses from a reduction in headcount of $0.1 million.

Training cost of revenue for the year ended December 31, 2024 increased $0.6 million, or 163%, compared to the year ended December 31, 2023. The increase is primarily attributable to the acquisition of CLMBR, Inc. with addition of in-training studio expenses including rent of $0.3 million.

Our gross loss decreased by $2.8 million, or 50% for the year ended December 31, 2024 compared to the year ended December 31, 2023. With the addition of the CLMBR business in 2024 our revenues increased $4.4 million or 459% and our cost of revenue only increased $1.7 million or 26%. Also, the CLMBR fitness product revenues which accounted for the majority of our 2024 revenue has higher gross margin than the FOMRE fitness product revenue. Our membership gross loss deceased as a result of higher revenue from CLMBR acquisition and lower content amortization and decrease in personnel-related expenses from reduction in headcount.

Operating Expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
Operating Expenses:	(in thousands)
Research and development	$6,988	$10,044	$(3,056)	(30%)
Sales and marketing	1,080	1,631	(551)	(34%)
General and administrative	18,339	37,277	(18,938)	(51%)
Total operating expenses	$26,407	$48,952	$(22,545)	(46%)

Research and Development

Research and development expense which includes engineering expenses decreased $3.1 million, or 30%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.1 million, and a decrease in software and subscriptions of $0.6 million, a decrease of $2.7 million in stock-based compensation expenses, offset by increase in 3rd party engineering services of $0.3 million.

Sales and Marketing

Sales and marketing expense decreased $0.6 million, or 34%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, respectively. The decrease was primarily due to a decrease in personnel-related expenses from a reduction in headcount of $0.1 million, a decrease of $0.3 million in advertising and marketing, a decrease in consulting expenses of $0.4 million, and a decrease of $0.5 million in stock based compensation expense, partially offset by an increase of $0.5 million in amortization of intangibles from CLMBR, Inc. acquisition and $0.2 million increase in demo units sent to customers.

General and Administrative

General and administrative expense decreased $18.9 million, or 51%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, respectively. The decrease was due primarily to decrease of $16.5 million in stock-based compensation expenses, a decrease of $1.8 million in professional fees mostly related to the IPO, a decrease in depreciation and amortization of internal use software of $0.8 million, and a decrease of $1.9 million in consulting expense mostly attributable to IPO and other various expense decrease of $0.3 million, increase of $1.2 million in non-comparable transaction and integration costs, and $1.2 million of software subscriptions some which was attributable to CLMBR, Inc. acquisition.

Other (Expense) Income, net

	Year Ended December 31,		Change
	2024	2023	Amount	%
Other (expense) income, net	(in thousands)
Other (expense) income, net:	$(956)	$1	$(957)	(95700%)
Interest expense	(7,727)	(1,588)	(6,139)	387%
Gain upon debt forgiveness	—	2,595	(2,595)	(100%)
Loss on issuance of warrants	(5,551)	—	(5,551)	100%
Loss upon extinguishment of debt and accounts payable	(1,527)	—	(1,527)	100%
Change in fair value of convertible notes	(128)	(306)	178	(58%)
Change in fair value of earn out	1,300	—	1,300	100%
Change in fair value of derivatives	(460)	—	(460)	100%
Change in fair value of warrants	9,300	2,405	6,895	287%
Total other (expense) income, net	$(5,749)	$3,107	$(8,856)	(285%)

Other (Expense) Income, net

The changes in other (expense) income was primarily attributable to the loss on issuance of common stock to lender in connection with entering Equity Line of Credit Agreement of $0.4 million, loss on exchange of warrants issued for equity with 2023 Convertible Note lender of $0.3 million and foreign currency exchange losses of $0.3 million.

Interest (Expense)

Interest expense increased $6.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in interest expense was driven by interest and amortization of debt discounts and debt issuance costs from December 2023 convertible note of $1.4 million, interest and amortization of debt discounts and debt issuance costs from Term Loan of $1.3 million, interest and amortization of debt discounts and debt issuance costs from February 2024 convertible note of $4.2 million and interest on shareholder loans of $0.3 million offset by decrease in amortization of debt discount on IPO Bridge loans of $1.3 million.

Gain on debt extinguishment

Gain on debt extinguishment was a result of forgiveness of debt of $2.6 million related to the third-party content provider for the year ended December 31, 2023.

Loss on issuance of warrants

Loss on issuance of warrants consists of fair value of issuance of warrants issued in connection with Registered Direct Offering and Best Efforts Offering.

Loss on extinguishment of debt and accounts payable

Loss on extinguishment of debt and accounts payable was a result of conversion of promissory loans and senior secured debt into convertible notes and amendment of February 2024 Convertible Note.

Change in Fair Value of Convertible Notes, Change in the Fair Value of Earn out, Change in Fair Value of Derivatives, Change in Fair Value of Warrants

The change in fair value of convertible notes was driven by the conversion of bridge loans to Series A Preferred Stock. The change in the fair value of earn out was due to the Company's remote chance of obtaining the 2024 unit sales targets. The change in fair value of derivatives was due to the Loss Restoration agreement. The change in fair value of warrants was attributable to the warrants issued with December 2023 Note, February 2024 Convertible Note and Registered Direct Offering in May 2024 and Best Efforts Offering in July 2024.

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

As an emerging growth company, the Company is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted towards the development of its brands and services, their penetration in the marketplace, and the development of a commercial organization, all at the expense of short-term profitability.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since inception. In this regard, the Company incurred a net operating loss of $29.2 million and used net cash in its operations of $14.8 million during the year ended December 31, 2024, and had an accumulated deficit of $202.6 million as of December 31, 2024.
•
In order to execute its emerging growth strategy, the Company has been heavily dependent on financing from lenders and capital from private and public investors (collectively “outside capital”) since its inception and expects to remain heavily dependent on outside capital for the foreseeable future until such time that the Company’s operations reach a scale of profitability that allows it to fund its obligations primarily with cash inflows from operations. However, management can provide no assurance the Company will ever be able to generate sufficient cash inflows to reduce or eliminate its reliance on outside capital.
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $2.3 million of cash and cash equivalents However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become over the next year beyond the issuance date due absent management’s ability to secure additional outside capital.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance that the Company will be able to secure additional outside capital or on acceptable terms.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As of disclosed in Notes 11, 22, and Note 25, the Company had total outstanding debt of approximately $11.1 million, as of the issuance date. All of the outstanding debt is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
In the past, the Company has been unable to remain in compliance with certain qualifications required by the Nasdaq Capital Markets in order for the Company’s common stock to remain listed on the Nasdaq. These requirements include a minimum stockholders’ equity balance of $2.5 million, a minimum of

500,000 publicly held shares, and a minimum trading price of $1.00 per share for a sustained period of time (collectively the “Rules”). During the two fiscal years ended December 31, 2024, the Company received three notices from the Listing Qualifications staff of the Nasdaq (the “Staff”) with respect to the Company’s noncompliance with these requirements, as follows:
•
The first notice dated August 22, 2023, notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule 1”) but was granted a period of time to regain compliance. On November 25, 2024, the Company received a letter from the Staff stating that the Company has demonstrated compliance with Rule 1. The letter also stated that the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with the requirements of Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds that the Company failed to remain in compliance with Rule 1, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency, the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, and the Company will not be afforded an applicable cure or compliance period. Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the Panel. While the Company will have the opportunity to present to the Panel, no assurance can be provided that the Staff will grant the Company a compliance plan and allow the Company’s securities to remain listed on the Nasdaq.
•
The second notice dated November 13, 2024 notified the Company that it did not comply with the minimum 500,000 publicly held shares requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(4) (“Rule 2”) but was granted a period of time to regain compliance. On December 23, 2024, the Company received a letter from the Staff confirming that the Company has demonstrated compliance with Rule 2. The letter also stated that the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with the requirements of Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds that the Company failed to remain in compliance with Rule 2, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency, the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, and the Company will not be afforded an applicable cure or compliance period. Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the Panel. While the Company will have the opportunity to present to the Panel, no assurance can be provided that the Staff will grant the Company a compliance plan and allow the Company’s securities to remain listed on the Nasdaq.

As of December 31, 2024 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

(in thousands)	2024	2023
Net cash used in operating activities	$(14,812)	$(15,427)
Net cash used in investing activities	(1,675)	(1,421)
Net cash provided by financing activities	16,339	17,105
Effect of exchange rate on cash	286	(483)
Net Change In Cash and Cash Equivalents	$138	$(226)

Operating Activities

Net cash used in operating activities of $14.8 million for the year ended December 31, 2024, was primarily due to a net loss of $34.9 million offset by depreciation and amortization of $6.1 million, stock-based compensation of $10.3 million, amortization of debt discount and non cash interest of $6.3 million, change in fair value of convertible notes of $0.1 million, loss on extinguishment of debt and accounts payable of $1.5 million, loss on issuance of common stock issued to lender in connection with equity line of credit of $0.4 million, loss on issuance of common stock issued in Best Efforts Offering of $0.3 million, warrants issued to service providers $5.9 million, non cash lease expense of $0.3 million, loss on exchange of warrants for equity of $0.4 million and, partially offset by decrease in operating assets and liabilities of $1.5 million, change in fair value of derivatives of $0.5 million, change in the fair value of warrants of $9.3 million, change in fair value of earn out of $1.3 million.

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

Investing Activities

Net cash used in investing activities of $1.7 million for the year ended December 31, 2024 related to the acquisition of CLMBR, Inc. net of cash paid and cash acquired of $1.5 million and acquisition of software and content of $0.2 million.

Net cash used in investing activities of $1.4 million for the year ended December 31, 2023 was primarily related to the development of internal-use software, software to be sold and markets and content.

Financing Activities

Net cash provided by financing activities of $16.3 million for the year ended December 31, 2024 was primarily from the issuance of convertible notes of $4.8 million, proceeds from loans and related party loans of $1.9 million, proceeds from issuance of common stock from equity line of credit $0.4 million, proceeds from common stock offering net of issuance and offering costs of $4.4 million, At the Market Offering proceeds of $8.4 million offset by the payment of loans and related party loans $3.3 million, payment of extension fee with convertible note holder $0.2 million and redemptions on convertible notes $0.2 million.

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

Contractual Obligations and Other Commitments

Lease Obligations

The following represents our minimum annual rental payments under operating leases for each of the next five years and thereafter as of December 31, 2024:

Future Minimum Payments
Fiscal Year Ending December 31,	(in thousands)
2025	282
2026	78
2027	78
2028	33
2029	—
Thereafter	—
Total	$471

Commitments

In May 2021, we entered into two agreements with a third-party content provider (“Content Provider”), a service agreement and a collaboration agreement. Per the service agreement, FORME is to provide content creation services for the Content Provider in which we are to produce workout content using the Content Provider’s trainers and studios. Under the collaboration agreement, both we and the Content Provider agree to jointly market their partnership; in addition, the collaboration agreement provides us with a license to use the Content Provider’s content and marks on our Studio fitness ecosystem (the “License”). The License issued to us allows us to reproduce, modify, prepare derivative works based upon, distribute, publicly display, publicly perform the content and the modified content, to market, advertise or promote FORME, perform specified activities, and provide our customers access to and use of the Content Provider’s content, throughout the world on our Studio products and in any media, so long as such other media is associated or related to the use of our Studio products.

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

The Notes were in the aggregate amount of $154,875 and 24 shares as of December 31, 2024 and December 31, 2023, respectively. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes were outstanding as of December 31, 2024 and December 31, 2023, and are not recorded on the balance sheet.

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

For our 2024 annual goodwill assessment, we performed a quantitative analysis using a combination of income and market approaches. Our reporting unit had fair values in excess of their carrying values, resulting in no impairment of goodwill.

As of December 31, 2024 there was no goodwill impairment. For additional information refer to Note 7.—Goodwill and Intangible Assets.

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

Capitalized Software Costs

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life of three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the year ended December 31, 2024.

During the year ended December 31, 2024 and December 31, 2023, the Company capitalized $0.0 million and $0.4 million, respectively, under ASC 350 included in intangible assets.

During the year ended December 31, 2024 and December 31, 2023, the Company capitalized $0.8 million and $1.9 million, respectively, under ASC 985 included in other assets.

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

In May 2023, upon closing of the Company's IPO, the convertible notes were converted into an aggregate of 141 shares of common stock.

In connection with the Company’s issuance of the December 2023 Convertible Notes (the “December 2023 Notes”), the Company bifurcated the embedded conversion option and redemption rights and recorded the embedded conversion option and redemption rights as a short term derivative liability in the Company’s consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the consolidated balance sheets as convertible note payable and the embedded derivatives, respectively. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in other income (expense). See Note 11 for further details.

As permitted under ASC Topic 825, Financial Instruments, the Company has elected the fair value option to account for its February 2024 Convertible Notes upon amendment entered into in November 2024. In accordance with ASC Topic 825, the Company records these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

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

In preparing our financial statements as of and for the years ended December 31, 2024 and December 31, 2023, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professional with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and control over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists and (3) management failed to design and implement adequate internal controls over the recording of stock-based compensation expense including a precise review and procedures to ensure the proper accounting for stock based compensation expenses, and the recording of those expenses completely and accurately in the appropriate period.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2025 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the fiscal year ended December 31, 2024, as we expect to implement new software in 2025. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2024 or December 31, 2023, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act after the completion of this offering.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. A hypothetical 10% change in interest rates would not result in a material change for the years ended December 31, 2024 and 2023.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending December 31, 2024. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the audited consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, because of the material weaknesses described below.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm, as allowed by the SEC.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management concluded that material weaknesses existed as of the year ended December 31, 2024. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

•
Control Environment: The Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters accurately and timely. This was further impacted by the lack of sufficient complement of qualified technical accounting and financial reporting personnel. This material weakness contributed to additional material weaknesses further described below.
•
Risk Assessment: The Company did not have a formal process to identify, update, and assess risks, including risks around the accounting for complex transactions, that could significantly impact the design and operation of the Company’s control activities.
•
Control Activities: The Company did not design and implement effective control activities and identified the following material weaknesses:

o
The lack of a sufficient number of trained professional with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and control over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties. This, coupled with management’s accounting software system has certain system limitations that do not allow for an effective control environment and the absence of sufficient other mitigating controls, created segregation of duties deficiencies.

o
The lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

o
The Company failed to design and implement adequate internal controls over the recording of stock-based compensation expense including a precise review and procedures to ensure the proper accounting for stock based compensation expenses, and the recording of those expenses completely and accurately in the appropriate period.
•
Information and Communication: The Company did not have adequate processes and controls for communicating information among the relevant parties.
•
Monitoring Activities: The Company did not appropriately select, develop, and perform ongoing evaluations to ascertain whether the components of internal controls are present and functioning. The Company did not evaluate and communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action, including senior management and the board of directors.

These material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.

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

Remediation Plan and Status

We are committed to remediating the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in our 2025 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the fiscal year ended December 31, 2024 or the fiscal year ended December 31, 2023, as we expect to implement new software in 2025. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is, other than the information required by Item 402(v) of Regulation S-K, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(a) Financial Statements. The following documents are included on pages F2-F63 attached hereto and are filed as part of this Annual Report on Form 10-K:

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
3.5

Certificate of Amendment to the Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed June 18, 2024).

3.6

Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

3.7

Bylaws of Interactive Strength Inc. As Amended and Restated by the Board of Directors on July 3, 2024 (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 10, 2024).

3.8

Certificate of Designation of Series C Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 1, 2024).

3.9

Certificate of Amendment to the Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed November 14, 2024).

3.10

Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed November 14, 2024).

3.11

Certificate of Amendment to the Certificate of Designation of Series B Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 13, 2024).

3.12

Certificate of Amendment to the Certificate of Designation of Series C Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 21, 2025).

4.1

Form of Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

4.2

Form of Underwriter Warrant (incorporated by reference from Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

4.3	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
4.4	Convertible Note (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.6 to the registrant’s Registration Statement on Form S-1 (File No. 333-276217).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).
4.7	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 7, 2024).
4.8	Form of Warrant to Purchase Common Stock (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 26, 2024).
4.9	Form of Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 22, 2024).
4.10	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed May 22, 2024).
4.11	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed July 2, 2024).
4.12	Form of Series A-1 Warrant (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed July 2, 2024).
4.13	Form of Series A-2 Warrant (incorporated by reference from Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed July 2, 2024).
4.14	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed July 2, 2024).
4.15

Amended and Restated Senior Secured Convertible Promissory Note, issued November 11, 2024 (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed November 15, 2024).

4.16	Form of Senior Secured Convertible Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
4.17	Form of Common Warrant (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
4.18	Form of Class A Incremental Note Purchase Warrant (incorporated by reference from Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
4.19	Form of Class B Incremental Note Purchase Warrant (incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
4.20	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 5, 2025).
4.21	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).
4.22	Promissory Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).
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

10.11†	Form of Equity Line Purchase Agreement (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
10.12	Form of Equity Line Registration Rights Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
10.13

Amended and Restated Asset Purchase Agreement, dated January 22, 2024, by and among CLMBR, INC, CLMBR1, LLC and Interactive Strength Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 23, 2024).

10.14

Note Purchase Agreement, dated February 1, 2024, by and among Interactive Strength Inc. and CLMBR Holdings LLC as Borrower and Treadway Holdings LLC as Purchaser (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.15

Securities Purchase Agreement, dated February 1, 2024, by and between Interactive Strength Inc. and Treadway Holdings LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.16

Credit Agreement, dated February 1, 2024, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.17†

Exclusive Distribution Agreement, dated February 20, 2024, by and between Woodway USA, Inc. and Interactive Strength Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 26, 2024).

10.18†

Loan Modification Agreement, by and between Interactive Strength Inc. and Vertical Investors, LLC, dated April 24, 2024 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 26, 2024).

10.19

Loan Restoration Agreement, by and between Interactive Strength Inc. and Vertical Investors, LLC, dated April 24, 2024 (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 26, 2024).

10.20	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 22, 2024).
10.21	Limited Waiver and Exchange Agreement, dated June 28, 2024 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 28, 2024).
10.22	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 2, 2024).

10.23

Exchange Agreement, by and between Interactive Strength Inc. and Vertical Investors, LLC, dated September 4, 2024 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 10, 2024).

10.24

Exchange and Settlement Agreement, dated September 30, 2024, by and between Interactive Strength Inc. and Vertical Investors LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 4, 2024).

10.25

Amendment to Loss Restoration Agreement, dated September 30, 2024, by and between Interactive Strength Inc. and Vertical Investors LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed October 4, 2024).

10.26

Letter Agreement, dated December 13, 2024, by and among Interactive Strength Inc. and CLMBR Holdings LLC and Treadway Holdings LLC (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 19, 2024).

10.27

Letter Agreement, dated January 14, 2025, by and among Interactive Strength Inc. and CLMBR Holdings LLC and Woodway USA, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 21, 2025).

10.28

Settlement Agreement, dated January 23, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 29, 2025).

10.29†	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
10.30	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
10.31	Form of Guaranty (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
10.32	Form of Security and Pledge Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
10.33†

Loan Agreement, by and between Sportstech Brands Holdings GmbH and Interactive Strength Inc., dated as of January 27, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 4, 2025).

10.34†

Share Pledge Agreement, by and among Ali Ahmad, Sportstech Brands Holdings GmbH and Interactive Strength Inc., dated as of January 27, 2025 (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 4, 2025).

10.35

Exchange Agreement, by and between Interactive Strength Inc. and TR Opportunities II LLC, dated as of February 4, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 5, 2025).

10.36

Binding Transaction Agreement, by and between Interactive Strength Inc., Ali Ahmad and Sportstech Brands Holding GmbH, dated as of February 10, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 14, 2025).

10.37

Letter Agreement, dated March 3, 2025, by and among Interactive Strength Inc. and CLMBR Holdings LLC and Woodway USA, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 3, 2025).

10.38

Settlement Agreement, dated March 5, 2025, by and between Interactive Strength Inc. and Pillsbury Winthrop Shaw Pittman LLP (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
19.1*	Interactive Strength Inc. Insider Trading Policy
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

INTERACTIVE STRENGTH INC.

Date: March 31, 2025	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trent A. Ward	Chief Executive Officer and Chair	March 31, 2025
Trent A. Ward	(Principal Executive Officer)

/s/ Michael J. Madigan	Chief Financial Officer	March 31, 2025
Michael J. Madigan	(Principal Financial and Accounting Officer)

/s/ Kirsten Bartok Touw	Director	March 31, 2025
Kirsten Bartok Touw

/s/ Aaron N. D. Weaver	Director	March 31, 2025
Aaron N. D. Weaver

/s/ Deepak M. Mulchandani	Director	March 31, 2025
Deepak M. Mulchandani

/s/ David P. Leis	Director	March 31, 2025
David P. Leis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Interactive Strength Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interactive Strength Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2025

We have served as the Company's auditor since 2022.

INTERACTIVE STRENGTH INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$138	$—
Accounts receivable	1,426	1
Inventories, net	3,868	2,607
Vendor deposits	1,976	1,815
Prepaid expenses and other current assets	810	933
Total current assets	8,218	5,356
Property and equipment, net	116	444
Right-of-use-assets	415	283
Intangible assets, net	6,106	2,254
Long-term inventories, net	2,822	2,908
Vendor deposits long term	310	309
Goodwill	13,220	—
Other assets	2,963	5,248
Total Assets	$34,170	$16,802
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$11,169	$10,562
Accrued expenses and other current liabilities	3,975	906
Operating lease liability, current portion	261	54
Deferred revenue	77	77
Loan payable current portion	8,569	5,806
Senior secured notes	—	3,096
Income tax payable	7	7
Derivatives	73	122
Convertible note payable	2,750	904
Total current liabilities	26,881	21,534
Operating lease liability, net of current portion	170	229
Warrant liabilities	4	591
Total liabilities	$27,055	$22,354
Commitments and contingencies (Note 15)
Stockholders' equity (deficit)
Series A preferred stock, par value $0.0001; 10,000,000 and 0 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 4,658,737 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	1	—
Series B preferred stock, par value $0.0001; 1,500,000 and 0 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 1,500,000 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	—	—
Series C preferred stock, par value $0.0001; 5,000,000 and 0 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 2,861,128 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	—	—
Common stock, par value $0.0001; 900,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 1,402,102 and 3,548 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	8	7
Additional paid-in capital	209,509	161,252
Accumulated other comprehensive income	183	100
Accumulated deficit	(202,586)	(166,911)
Total stockholders' equity (deficit)	7,115	(5,552)
Total liabilities and stockholders' equity (deficit)	$34,170	$16,802

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Fitness product revenue	$3,973	$574
Membership revenue	783	142
Training revenue	624	246
Total revenue	5,380	962
Cost of revenue:
Cost of fitness product revenue	(3,798)	(2,287)
Cost of membership	(3,318)	(3,807)
Cost of training	(1,042)	(396)
Total cost of revenue	(8,158)	(6,490)
Gross loss	(2,778)	(5,528)
Operating expenses:
Research and development	6,988	10,044
Sales and marketing	1,080	1,631
General and administrative	18,339	37,277
Total operating expenses	26,407	48,952
Loss from operations	(29,185)	(54,480)
Other (expense) income, net:
Other (expense) income, net	(956)	1
Interest expense	(7,727)	(1,588)
Gain upon debt forgiveness	—	2,595
Loss on issuance of warrants	(5,551)	—
Loss upon extinguishment of debt and accounts payable	(1,527)	—
Change in fair value of convertible notes	(128)	(306)
Change in fair value of earnout	1,300	—
Change in fair value of derivatives	(460)	—
Change in fair value of warrants	9,300	2,405
Total other (expense) income, net	(5,749)	3,107
Loss before provision for income taxes	(34,934)	(51,373)
Income tax expense	—	—
Net loss attributable to common stockholders	$(34,934)	$(51,373)
Net loss per share - basic and diluted	$(163.28)	$(16,614.85)
Weighted average common stock outstanding—basic and diluted	213,945	3,092

	Year Ended December 31,
	2024	2023
Net loss	$(34,934)	$(51,373)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	83	(265)
Total comprehensive loss	$(34,851)	$(51,638)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	—	$—	—	$—	—	$—	604	4	9	$—	112,436	365	(115,538)	(2,733)
Issuance of Common stock	—	—	—	—	—	—	2,169	3	—	—	—	—	4,449	—	—	4,452
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	3	—	—	—	—	—	—	—	—	—
Issuance of Common stock upon conversion of Class A Common Stock	—	—	—	—	—	—	604	4	(604)	(4)	—	—	—	—	—	—
Issuance of Class B common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	162	—	14	—	—	14
Issuance of Common stock upon conversion of Class B Common Stock	—	—	—	—	—	—	170	—	—	—	(171)	—	—	—	—	—
Initial public offering, net of issuance cost of $1.2 million	—	—	—	—	—	—	375	—	—	—	—	—	10,820	—	—	10,820
Initial public offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(4,607)	—	—	(4,607)
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	142	—	—	—	—	—	4,521	—	—	4,521
Exercise of stock warrants	—	—	—	—	—	—	85	—	—	—	—	—	2,468	—	—	2,468
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	30,828	—	—	30,828
Net exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	323	—	—	323
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,373)	(51,373)
Balances at December 31, 2023	—	—	—	—	—	—	3,548	7	—	—	—	—	161,252	100	(166,911)	(5,552)
Issuance of preferred stock Series A upon conversion of debt	6,493,865	1	—	—	—	—	—	—	—	—	—	—	12,450	—	—	12,451
Issuance of preferred series B upon acquisition of CLMBR, Inc.	—	—	1,500,000	0	—	—	—	—	—	—	—	—	2,955	—	—	2,955
Issuance of common stock upon acquisition of CLMBR, Inc.	—	—	—	—	—	—	357	—	—	—	—	—	1,014	—	—	1,014
Issuance of Common stock upon waiver to enter into Note Agreement	—	—	—	—	—	—	63	—	—	—	—	—	177	—	—	177
Issuance of shares upon issuance of convertible notes	—	—	—	—	—	—	188	—	—	—	—	—	547	—	—	547
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	407	—	—	—	—	—	757	—	—	757
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	2,882	—	—	—	—	—	1,950	—	—	1,950
Registered direct offering, net of issuance costs of $0.2 million	—	—	—	—	—	—	1,420	—	—	—	—	—	809	—	—	809
Registered direct offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	(74)
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	648,700	1	—	—	—	—	8,431	—	—	8,432
At the Market offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(55)	—	—	(55)
Issuance of shares upon conversion of warrants	375,000	0	—	—	—	—	—	—	—	—	—	—	480	—	—	480
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	231	—	—	—	—	—	92	—	—	92
Issuance of Common stock from Best Efforts Offering	—	—	—	—	—	—	2,100	—	—	—	—	—	296	—	—	296
Best Efforts offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Series A Preferred dividends declared and paid in kind	269,334	—	—	—	—	—	—	—	—	—	—	—	538	—	(538)	—
Issuance of preferred stock series C upon conversion of preferred series A and conversion of debt	(1,559,668)	—	—	—	2,861,128	0	—	—	—	—	—	—	2,975	—	(203)	2,772
Issuance of Common stock upon exercise of pre-funded warrants from Best Efforts Offering	—	—	—	—	—	—	26,269	—	—	—	—	—	2,563	—	—	2,563
Issuance of Common stock upon extinguishment of debt	—	—	—	—	—	—	235,161	—	—	—	—	—	1,502	—	—	1,502
Issuance of Common stock upon conversion of Series A preferred stock	(919,794)	—	—	—	—	—	262,051	—	—	—	—	—	—	—	—	—
1 for 40 reverse stock split share round up	—	—	—	—	—	—	1,003	—	—	—	—	—	—	—	—	—
1 for 100 reverse stock split share round up	—	—	—	—	—	—	217,717	—	—	—	—	—	—	—	—	—
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	5	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	10,866	—	—	10,866
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	83	—	83
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,934)	(34,934)
Balances at December 31, 2024	4,658,737	$1	1,500,000	$0	2,861,128	$0	1,402,102	$8	—	$—	—	$—	$209,509	$183	$(202,586)	7,115

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(34,934)	$(51,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	(86)	265
Depreciation	467	882
Amortization	5,659	5,644
Non-cash lease expense	280	79
Inventory valuation loss and inventory step up amortization	354	825
Stock-based compensation	10,252	29,943
Fair value of warrants issued with bridge and convertible notes	—	270
Loss on extinguishment of debt and accounts payable	1,527	—
Gain upon debt forgiveness	—	(2,595)
Loss on issuance of common stock issued with Best Efforts Offering	296	—
Non-cash Interest expense	1,065	194
Amortization of debt discount	5,216	1,394
Loss on issuance of common stock issued to lender in connection with entering Equity Line of Credit Agreement	368	—
Change in fair value of convertible notes	128	306
Loss on issuance of warrants	5,894	497
Loss on exchange of warrants for equity	358	—
Change in fair value of earnout	(1,300)	—
Change in fair value of derivatives	460	(52)
Change in fair value of warrants	(9,300)	(2,405)
Changes in operating assets and liabilities
Accounts receivable	(2,049)	(1)
Inventories	1,575	(1,791)
Prepaid expenses and other current assets	186	493
Vendor deposits	(101)	1,479
Other assets	30	(9)
Accounts payable	(973)	2,084
Accrued expenses and other current liabilities	211	(1,521)
Deferred revenue	(101)	48
Operating lease liabilities	(294)	(83)
Net cash used in operating activities	(14,812)	(15,427)
Cash Flows From Investing Activities:
Acquisition of internal use software	—	(272)
Acquisition of business, cash paid, net of cash acquired	(1,463)	—
Acquisition of software and content	(212)	(1,149)
Net cash used in investing activities	(1,675)	(1,421)
Cash Flows From Financing Activities:
Payments of loans	(2,574)	—
Proceeds from loans	1,280	—
Proceeds from related party loans	650	465
Payments of related party loans	(678)	(942)
Proceeds from issuance of common stock and pre-funded warrants in best efforts offering, net of offering costs	3,701	10,820
Proceeds from issuance of common stock in registered direct offering, net of offering costs	809	—
Payments of offering costs	(90)	(2,378)
Proceeds from senior secured notes	—	4,863
Payments of senior secured notes	—	(2,000)
Redemption on convertible notes	(212)	—
Proceeds from issuance of convertible notes, net of issuance costs	4,756	2,000
Proceeds from the issuance of Class A common stock	—	4,247
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	8,376	—
Payment of extension fee with convertible note holder	(160)	—
Proceeds from the exercise of common stock options and warrants	92	30
Proceeds from the issuance of common stock from equity line of credit	389	—
Net cash provided by financing activities	16,339	17,105
Effect of exchange rate on cash	286	(483)
Net Change In Cash and Cash Equivalents	138	(226)
Cash and restricted cash at beginning of the period	—	226
Cash and restricted cash at end of period	$138	$—
Supplemental Disclosure Of Cash Flow Information:
Cash paid for Interest	1,446	—
Non-Cash Investing and Financing Information:
Property & equipment in accounts payable	18	18
Inventories in accounts payable and accrued expenses	356	815
Issuance of common stock and series B preferred stock for the acquisition of business	3,969	—
Offering costs in accounts payable and accrued expenses	18	2,781
Issuance of preferred stock through conversion of debt	15,425	—
Exercise and exchange of stock warrants	480	2,468
Conversion of convertible notes into common stock	1,949	4,521
Right-of-use assets obtained in exchange for new operating lease liabilities	—	313
Decrease in right-of-use asset and operating lease liabilities due to lease termination	—	61
Issuance of common stock from convertible notes and conversion of debt	1,321	—
Issuance of common stock from rights offering	—	202
Net exercise of options	—	323
Non cash settlement of accounts receivable and debt	750	—
Issuance of warrants with convertible note	1,800	—
Stock-based compensation capitalized in intangible asset and other assets	614	883

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

Reverse Stock Splits

On June 13, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share, at a rate of 1-for-40 (the “Reverse Stock Split”), effective as of 9:00 a.m. Eastern Time on June 14, 2024.

All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation.

The effect on shares from the Reverse Stock Split on June 14, 2024 decreased the number of shares of Common Stock issued and outstanding from 26,581,056 shares to 664,526 shares, subject to adjustment for the rounding up of fractional shares. Accordingly, each holder of Common Stock now owns fewer shares of Common Stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Split (other than as a result of the treatment of fractional shares). Common stock issued pursuant to the Reverse Stock Split remains fully paid and nonassessable, without any change in the par value per share.

All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation.

On November 8, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share, at a rate of 1-for-100 (the “Reverse Stock Split”), effective as of 9:00 a.m. Eastern Time on November 11, 2024.

The effect on shares from the Reverse Stock Split on November 11, 2024 decreased the number of shares of Common Stock issued and outstanding from 41,787,040 shares to 417,870 shares, subject to adjustment for the rounding up of fractional shares. Accordingly, each holder of Common Stock now owns fewer shares of Common Stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares in the Reverse Stock Split. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Split (other than as a result of the treatment of fractional shares). Common stock issued pursuant to the Reverse Stock Split remains fully paid and nonassessable, without any change in the par value per share.

Initial Public Offering

In May 2023, the Company closed its initial public offering ("IPO") in which we issued and sold 375 shares of common stock at a public offering price of $32,000.00 per share and excluding shares sold in the IPO by certain of our existing stockholders. Total proceeds, after deducting underwriting commissions of $1.2 million and other offering expenses of $4.6 million, was $6.2 million.

Acquisition of CLMBR, Inc.

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 357 shares of the Company’s common stock with a fair value in the aggregate of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with a fair value in the aggregate of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million, and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

The Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. See Note 23. that outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of February 2, 2024.

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

Liquidity and Going Concern

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, management evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued.

As an emerging growth company, the Company is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted towards the development of its brands and services, their penetration in the marketplace, and the development of a commercial organization, all at the expense of short-term profitability.

As of the date the accompanying financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $29.2 million and used net cash in its operations of $14.8 million during the year ended December 31, 2024, and had an accumulated deficit of $202.6 million as of December 31, 2024.
•
In order to execute its emerging growth strategy, the Company has been heavily dependent on financing from lenders and capital from private and public investors (collectively “outside capital”) since its inception and expects to remain heavily dependent on outside capital for the foreseeable future until such time that the Company’s operations reach a scale of profitability that allows it to fund its obligations primarily with cash inflows from operations. However, management can provide no assurance the Company will ever be able to generate sufficient cash inflows to reduce or eliminate its reliance on outside capital.
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $2.3 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become over the next year beyond the issuance date due absent management’s ability to secure additional outside capital.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As of disclosed in Notes 11, 22, and Note 25, the Company had total outstanding debt, including convertible notes, of approximately $11.1 million as of the issuance date, of which approximately $7.6 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
In the past, the Company has been unable to remain in compliance with certain qualifications required by the Nasdaq Capital Markets in order for the Company’s common stock to remain listed on the Nasdaq. These requirements include a minimum stockholders’ equity balance of $2.5 million, a minimum of 500,000 publicly held shares, and a minimum trading price of $1.00 per share for a sustained period of time (collectively the “Rules”). During the two fiscal years ended December 31, 2024, the Company received two notices from the Listing Qualifications staff of the Nasdaq (the “Staff”) with respect to the Company’s noncompliance with these requirements, as follows:
•
The first notice dated August 22, 2023, notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule 1”) but was granted a period of time to regain compliance. On November 25, 2024, the Company received a letter from the Staff stating that the Company has demonstrated compliance with Rule 1. The letter also stated that the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with the requirements of Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds that the Company failed to remain in compliance with Rule 1, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency, the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, and the Company will not be afforded an applicable cure or compliance period. Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the Panel. While the Company will have the opportunity to present to the Panel, no assurance can be provided that the Staff will grant the Company a compliance plan and allow the Company’s securities to remain listed on the Nasdaq.
•
The second notice dated November 13, 2024 notified the Company that it did not comply with the minimum 500,000 publicly held shares requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(4) (“Rule 2”) but was granted a period of time to regain compliance. On December 23, 2024, the Company received a letter from the Staff confirming that the Company has demonstrated compliance with Rule 2. The letter also stated that the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with the requirements of Nasdaq Listing Rule

5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds that the Company failed to remain in compliance with Rule 2, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency, the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, and the Company will not be afforded an applicable cure or compliance period. Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the Panel. While the Company will have the opportunity to present to the Panel, no assurance can be provided that the Staff will grant the Company a compliance plan and allow the Company’s securities to remain listed on the Nasdaq.

As of December 31, 2024 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

Trademarks

We, and in certain cases through our subsidiaries, have obtained trademarks for FORME LIFE and CLMBR, which trademarks are our property. This 10-K also contains references to our trademarks and trademarks belonging to other entities, which trademarks remain the property of such other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply relationships with, or endorsement or sponsorship of us by, any other companies.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to the realizability of inventory, fair value measurements, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, stock-based compensation expense, warrant liabilities, accrual of acquisition earn-outs, valuation of deferred taxes, valuation of derivatives, fair value of goodwill and other intangible assets, preferred stock in connection with debt extinguishments, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its fitness equipment and technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements.

The Company currently operates in the United States, the United Kingdom, and Taiwan. As of December 31, 2024 and 2023, substantially all of the Company’s long-lived assets are held in the United States.

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

Inventories, net

Inventories, which are comprised of finished goods, are stated at the lower of cost or net realizable value, with cost determined using actual costs. The Company maintains inventory in third-party warehouses. Cost of inventories are reduced to their estimated net realizable value and are reflected in cost of revenues in the consolidated statement of operations. The Company assessed the obsolescence reserve by evaluating factors such as inventory levels, historical sales, and the remaining life of its products. Inventory losses are written-off against the reserve. Inventory not expected to be sold in the next twelve months is classified as long-term in the accompanying consolidated balance sheets.

Vendor Deposits

Vendor deposits represent prepayments made to the third-party manufacturers of the Company’s inventory. In general, the Company’s manufacturers require that the Company pay a portion of the costs for a manufacturing purchase order in advance, with the remaining cost being invoiced upon delivery of the products. Prior to receipt of the goods, any costs associated with the prepayments made by the Company are reflected as vendor deposits on the Company’s consolidated balance sheet. Vendor deposit where the Company will not receive goods within one year have been classified as long-term in the Company's consolidated balance sheet.

Capitalized Studio Content

Capitalized Studio content costs include certain expenditures to develop video and live content for the Company’s customers. The Company capitalizes production costs for recorded content in accordance with ASC 926-20, Entertainment-Films - Other Assets - Film Costs. The Company recognizes capitalized content, net of accumulated amortization, within other non-current assets in the consolidated balance sheets and recognizes the related amortization expense as a component of cost of membership revenue in the consolidated statements of operations and comprehensive loss. Costs which qualify for capitalization include production costs, development costs, direct costs, labor costs, and production overhead. Expenditures for capitalized content are included within operating activities in the consolidated statements of cash flows. Based on certain factors, including historical and estimated user viewing patterns, the Company amortizes individual titles within the Studio content library on a straight-line basis over a three-year useful life. The Company reviews factors impacting the amortization of the capitalized Studio content on an ongoing basis. Estimates related to these factors require considerable management judgment.

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

The Company’s business model is membership based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, the Company has recognized one impairment with regards to the carrying value of its content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $0.8 million and $2.4 million as of December 31, 2024 and December 31, 2023, respectively.

Capitalized Software Costs

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life of three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the year ended December 31, 2024.

During the year ended December 31, 2024 and December 31, 2023, the Company capitalized $0.0 million and $0.4 million, respectively, under ASC 350 included in intangible assets.

During the year ended December 31, 2024 and December 31, 2023, the Company capitalized $0.8 million and $1.9 million, respectively, under ASC 985 included in other assets.

Amortization is computed on a straight-line basis over the following estimated useful lives:

Capitalized software and internal-use software	3 years

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles —Goodwill and Other”, which requires an annual impairment test for goodwill. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. For the goodwill that was the result of current year acquisitions, the Company chose to perform a qualitative evaluation. If the Company determined a quantitative evaluation was necessary, the goodwill at the reporting unit was subject to a two-step impairment test. The first step compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, the Company completes the second step in order to determine the amount of goodwill impairment loss that should be recorded. In the second step, the Company determines an implied fair value of the reporting unit’s goodwill by allocating.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 360, “Property, Plant and Equipment”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the years ended December 31, 2024 and 2023, there was no impairment of the identified intangible assets.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts payable, accrued expenses, bridge notes, convertible notes, contingent consideration, embedded derivatives and warrants. The carrying amounts of current financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. There was no charge to impairment for the years ended December 31, 2024 and December 31, 2023.

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

Bridge Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for our November 2023 Bridge Notes. In accordance with ASC Topic 825, we record these bridge notes at fair value with changes in fair value recorded as a component of other expense, net in the consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the bridge notes were expensed as incurred and were not deferred. In addition, the bridge notes meet other applicable criteria for electing fair value option under ASC Topic 825. As of December 31, 2024 and December 31, 2023, there are $0 and $0.2 million of notes outstanding measured at fair value related to the November 2023 Bridge Notes, respectively.

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

In May 2023, upon closing of the Company's IPO, the November 2022 convertible notes were converted into an aggregate of 141 shares of common stock.

In connection with the Company’s issuance of the December 2023 Convertible Notes, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented in on the consolidated balance sheet as convertible note payable and the embedded derivatives. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income). See Note 11 for further details.

As permitted under ASC Topic 825, Financial Instruments, the Company has elected the fair value option to account for its February 2024 Convertible Notes upon amendment entered into in November 2024. In accordance with ASC Topic 825, the Company records these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to Note 4 for additional information.

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

Cost of Training

Training cost of revenue includes costs associated with personnel related expenses and rent expense.

Research and Development Costs

Research and development expenses consist primarily of personnel and facilities-related expenses, engineering costs, consulting and contractor expenses, tooling and prototype materials software platform expenses, and depreciation of property and equipment. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses are expensed as incurred.

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

In June 2023, the Company granted options to non-employee directors, selected executives and other key employees where vesting is contingent on the Company's share price meeting certain targets. The fair value of each option granted was estimated on the date of grant using the Monte Carlo valuation model and assumes that share price targets are achieved. The awards are expensed on a straight-line basis over the requisite service period.

Stock-based compensation expense is classified in the accompanying consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Foreign Currency Transactions

The functional currency for the Company’s wholly-owned foreign subsidiaries, Interactive Strength UK and Interactive Strength Taiwan, is the United States dollar. All foreign currency transaction gains and losses are recognized in the consolidated statements of operations and comprehensive loss through other income (expense). The Company recognized material currency transaction gains or losses during the years ended December 31, 2024 and 2023.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and 2023, comprehensive loss included $0.1 million of foreign currency translation gains and $0.3 million of foreign currency translation losses, respectively.

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

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options, employee stock purchase plan shares to be issued, and vesting of restricted stock awards.

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

Accounting Pronouncements Recently Adopted

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and provide new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. We adopted this standard on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The impact is limited to financial statement disclosures. See Note 3 - Segment Reporting.

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

3. Segment Reporting

We are organized into one operating and one reportable segment that engages in the development and sales of specialty fitness equipment and virtual training and are managed on a consolidated basis.

Our chief operating decision maker (“CODM”) is our chief executive officer. Our CODM regularly reviews financial information at the operating segment level to allocate resources and to assess performance.

Our CODM evaluates segment profit (loss) based on net loss, which is reported on the Consolidated Statement of Operations and Comprehensive Loss as net loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

Our CODM uses net loss to allocate resources, including property and equipment and financial or capital resources, to the segments and to assess their performance by monitoring budget-to-actual and year-over-year variances.

The following tables present revenue and significant segment expenses that are included within net loss:

	Year Ended December 31,
(in thousands)	2024	2023
Total Revenues	$5,380	$962
Less:
Cost of fitness product revenue (excluding depreciation and amortization)	3,231	2,287
Cost of membership (excluding depreciation and amortization)	7	163
Cost of training	1,042	396
Research and development (excluding stock based compensation)	3,183	3,539
General and administrative (excluding stock based compensation, depreciation and amortization)	7,932	10,451
Interest expense	7,727	1,588
Gain upon debt forgiveness	—	(2,595)
Loss on issuance of warrants	5,551	—
Loss upon extinguishment of debt and accounts payable	1,527	—
Change in fair value of earnout	(1,300)	—
Change in fair value of warrants	(9,300)	(2,405)
Depreciation and amortization expense	6,480	6,527
Stock-based compensation expense	10,252	29,944
Transaction related expenses (1)	1,864	194
Other segment items (2)	2,118	2,246
Net loss	$(34,934)	$(51,373)

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(34,934)	$(51,373)

(1) Transaction costs related to acquisition of CLMBR, Inc and Best Efforts Offering.

(2) Other segment items included in consolidated net loss includes sales and marketing (excluding stock based compensation, depreciation and amortization), other expense, change in fair value of convertible notes, change in fair value of derivatives and IPO related expenses that do not qualify as equity issuance costs

See Note 2. Summary of Significant Accounting Policies for further details on the products from which the Company derives its revenues.

See Note 4. Revenues for details of revenue from external customers by geography and by product.

Note 4. Revenue Recognition

The Company’s primary source of revenue is substantially derived from the United States from sales of its Connected Fitness Products and related accessories and associated recurring Membership revenue, as well as from sales of personal training services recorded within Training revenue.

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

Connected Fitness Products

Connected Fitness Products include the Company’s portfolio of Connected Fitness Products and related accessories, delivery and installation services, and extended warranty agreements. The Company recognizes Connected Fitness Product revenue net of sales returns and discounts on the date the product has been delivered to the customer or at shipping point if the customer is responsible for shipping, except for extended warranty revenue which is recognized over the warranty period. The Company allows customers to return products within thirty days of purchase, as stated in its return policy.

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

The Company sells connected fitness equipment and digital fitness services across Business to Business ("B2B") and Business to Customer ("B2C") channels in the United States. The Company also sells fitness equipment across B2B channel in Europe and Asia.

The following table presents a summary of total revenues by geographic location:

	Year ended December 31, 2024
(in thousands)	CLMBR	FORME	Total
Revenue
United States
Fitness Product Revenue	$3,222	$342	$3,564
Membership Revenue	610	173	783
Training Revenue	329	295	624
Total	4,161	810	4,971
Europe
Fitness Product Revenue	224	—	224
Total	224	—	224
Asia
Fitness Product Revenue	185	—	185
Total	185	—	185
Total Revenue	$4,570	$810	$5,380

	Year ended December 31, 2023
(in thousands)	CLMBR	FORME	Total
Revenue
United States
Fitness Product Revenue	$—	$574	$574
Membership Revenue	—	142	142
Training Revenue	—	246	246
Total Revenue	$—	$962	$962

The following table presents a summary of total revenues by product:

	Year ended December 31,
	2024	2023
	(in thousands)
CLMBR	$3,631	$—
FORME	342	574
Total Fitness Product Revenue	3,973	574
CLMBR	610	—
FORME	173	142
Total Membership Revenue	783	142
CLMBR	329	—
FORME	295	246
Total Training Revenue	624	246
Total Revenue	$5,380	$962

Note 5. Inventories, net

Inventories, net consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Finished products	$3,868	$2,607
Finished products - Long Term	2,244	2,376
Raw materials - Long Term	578	532
Total inventories, net	$6,690	$5,515

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in our Taiwan facility that will be shipped to our manufacturing partners and will not be used within one year.

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Pre-production tooling	$3,094	$3,094
Machinery and equipment	191	125
Leasehold improvements	186	113
Furniture and fixtures	25	25
Exercise equipment	13	13
Total	3,509	3,370
Less: Accumulated depreciation	(3,393)	(2,926)
Total property and equipment, net	$116	$444

Depreciation expense amounted to $0.5 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Note 7. Intangible Assets, net

Identifiable intangible assets, net consisted of the following:

	As of December 31,			As of December 31,
	2024			2023
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-use software	$6,248	$(5,649)	$599	$6,248	$(3,994)	$2,254
Developed technology	1,400	(213)	1,187	—	—	—
Customer related	4,000	(398)	3,602	—	—	—
Trademark and trade name	800	(82)	718	—	—	—
Total identifiable intangible assets	$12,448	$(6,342)	$6,106	$6,248	$(3,994)	$2,254

Amortization expense amounted to $2.3 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there was no intangible asset impairment.

As of December 31, 2024, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2025	1,277
2026	703
2027	598
2028	537
2029	531
Thereafter	2,460
Total	$6,106

Total goodwill of $13.2 million and intangible assets of $6.2 million were acquired in the Acquisition and were recorded at fair value on the acquisition date. As of December 31, 2024, there was no goodwill impairment. Refer to Note 23. Acquisitions for more information.

Changes in goodwill for the year ended December 31, 2024 are as follows:

(in thousands)	CLMBR, Inc.
Balance as of December 31, 2023	$—
Goodwill acquired	13,165
Purchase accounting adjustments to goodwill	55
Balance as of December 31, 2024	$13,220

Note 8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Security deposit	96	66
Prepaid licenses	50	20
Research and development tax credit	419	516
Other receivables	20	20
Insurance	46	246
Other prepaid	179	65
Total prepaid expenses and other current assets	$810	$933

Note 9. Other Assets, net

Other assets, net consisted of the following:

	As of December 31,			As of December 31,
	2024			2023
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,789	$(5,968)	$821	$6,589	$(4,237)	$2,352
Capitalized software	$6,705	$(4,563)	$2,142	$5,879	$(2,983)	$2,896
Total other assets	$13,494	$(10,531)	$2,963	$12,468	$(7,220)	$5,248

Amortization expense amounted to $3.3 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Accrued bonus	$155	$25
Accrued payroll	7	26
Accrued PTO	21	21
Accrued legal settlement	2,050	—
Accrued royalties	231	208
Accrued professional fees	454	235
Customer deposits	135	46
Loss restoration settlement	570	—
Other accrued expenses and current liabilities	352	345
Total accrued expenses and other current liabilities	$3,975	$906

Accrued legal settlement of $2.1 million represents the current portion of payment due following settlement of a lawsuit which was an assumed liability as part of the Acquisition and is further discussed in Note 15. Commitments and Contingencies.

Note 11. Debt

Debt consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Principal stockholder promissory notes	$5,348	$5,085
Other related party promissory notes	—	721
Term Loan	3,221	—
Total Loan Payable	8,569	5,806
June 2023 notes	—	1,379
November 2023 bridge notes	—	$1,717
Total Senior secured notes	$—	$3,096
December 2023 convertible note	—	904
Other related party convertible notes	193	—
February 2024 convertible note	2,557	—
Total Convertible note payable	$2,750	$904
Total debt	$11,319	$9,806

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021, the Company entered into promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company. See Note 22. Related Party Transactions.

Other Related Party Promissory Notes

During 2019, 2020, 2021, 2022, and 2023, the Company entered into promissory notes with other related parties. See Note 22. Related Party Transactions.

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

On April 24, 2024, (the “Effective Date”) the Company entered into a Loan Modification Agreement (the “Modification Agreement”) with the Lender reducing the outstanding debt by $3.0 million and extending the maturity date to December 31, 2024. The Loan Modification Agreement was evaluated and determined to be a modification as the effective borrowing rate was not reduced therefore no concession were made at the time of the modification.

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

On April 24, 2024, the Company entered into a Loan Restoration Agreement with the Lender (the “Restoration Agreement”). Pursuant to the Restoration Agreement, in the event the aggregate amount of funds received by the Lender (net of all commissions, transfer fees or other transaction fees of any kind and taxes paid or payable as a result thereof) arising out of the disposition of the Preferred Stock, shares of the Company’s Common Stock issuable upon conversion of the Preferred Stock, if converted by the Lender, or any other securities of the Company issued to the Lender as a result of its holding the Preferred Stock (the aggregate amount of funds, the “Net Trade Value”) received by the Lender on or before December 31, 2024 is less than $3.0 million within ten (10) business days of written demand therefor, the Company shall pay the Lender the amount that is equal to $3.0 million less the Net Trade Value. In the event the Net Trade Value is greater than $3.1 million, any amount in excess of $3.1 million being the “Excess Amount”, the Excess Amount shall be applied by the Lender in accordance with the formulas and schedule as set forth in the Restoration Agreement.

The Restoration Agreement was accounted for a derivative in the Company’s consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability or asset will be remeasured at each reporting period using a Monte Carlo simulation with changes in fair value recorded in the consolidated statements of operations in change in fair value of derivatives. See Note 13. for further details.

On September 30, 2024, the Lender was issued 59,668 shares of Series A Preferred Stock as a dividend in kind on the shares of Series A Preferred Stock owned by the Lender (the 59,668 shares of Series A Preferred Stock combined with the 1,500,000 shares of Series A Preferred Stock already owned by the Lender is referred to herein as the “Series A Preferred Shares”). As of September 30, 2024, the outstanding principal amount of the Loan was $4,309,186 (the “Loan Amount”). On September 30, 2024, the Company and the Lender entered into an Exchange and Settlement Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company and Lender agreed to exchange (a) the Series A Preferred Shares and (b) the Loan Amount (minus $2 million) for a total of 2,861,128 shares of the Company’s Series C Preferred Stock (“Series C Preferred Shares”). In connection with the Exchange Agreement, on September 30, 2024, the Company and the Lender reduced the principal amount of the Note Purchase Agreement previously entered into by the Company and the Lender to $2.0 million. The Company evaluated and determined Exchange Agreement should be accounted for as an extinguishment. The Series C Preferred stock shares was consideration paid to settle a portion of the Loan Amount and was recognized at fair value as of the date of issuance per ASC 470. The difference between the portion of the Loan Amount settled and the fair value of Series C Preferred stock on settlement date was recognized in earnings in loss upon extinguishment of debt in the consolidated statements of operations.

On September 30, 2024, the Company and the Lender entered into an amendment (the “Amendment”) to the previously disclosed Loss Restoration Agreement, dated as of April 24, 2024. The Amendment revised the definition of Preferred Stock to “2,861,128 shares of Series C Preferred Stock”. Prior to the Amendment, the definition of Preferred Stock read “1,500,000 shares of Series A Preferred Stock”. The definition of Net Trade Value was amended and restated in its entirety to include the disposition of the shares of Common Stock issued pursuant to the exchange agreements entered into by and between the Borrower and the Lender and the Net Trade Value shall be determined by Lender. Furthermore, the Amendment revised the date on which the Net Trade Value received will be calculated from December 31, 2024 to December 31, 2025.

For the year ended December 31, 2024, the Company and Lender agreed to reduce the Loan Amount by $1.6 million in exchange for the issuance of 74,408 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”).

The carrying value of the Term Loan is as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Principal and interest	$1,019	$—
Guarantee fees	2,348	—
Unamortized debt discount	(146)	—
Aggregate carrying value	$3,221	$—

Interest expense recognized on the Term Loan is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Contractual interest expense	$520	$—
Amortization of debt discount	792	—
Total	$1,312	$—

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

June 2023 Notes

In June 2023, the Company entered into a note purchase agreement (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 at their sole discretion. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The maturity date was June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. Additional senior secured notes may become available at the sole discretion of the June Lender. As of September 30, 2023, the Company defaulted on the payment of interest due on the June 2023 Notes. On November 3, 2023, the Lender waived their rights to seek remedies resulting from an event of default. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the June 2023 Notes were converted into 769,567 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.4 million on the extinguishment of debt upon conversion to Series A Preferred Stock for the year ended December 31, 2024.

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

The notes were amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, a portion of the convertible notes were converted into 673,562 shares of Series A Preferred Stock. In March 2024, the notes were amended at a conversion price of $1.50. In March 2024, the remaining portion of the convertible notes were converted into 538,039 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock for the year ended December 31, 2024.

Q2 2024 Convertible Notes

In April and May 2024, the Company issued senior secured convertible preferred notes (the "Q2 2024 Convertible Notes"), in the aggregate principal amount of approximately $1.7 million, due April and May 2025. Interest on the outstanding principal of the notes accrued initially at a rate of 12% per annum. In April and May 2024, a portion of the Q2 Convertible Notes were converted into 1,407,186 shares of the Company's Series A Preferred Stock at a blended conversion price of $1.03 per share. The Company paid a portion of the convertible notes of $0.3 million in June 2024. The Company recognized a loss equal to $0.9 million on the extinguishment of debt for the year ended December 31, 2024.

The carrying value of the Senior Secured Notes are as follows:

	December 31,	December 31,
(in thousands)	2024	2023
June 2023	$—	$1,379
November 2023	—	1,717
Aggregate carrying value	$—	$3,096

The change in the balance of the Senior Secured Notes is as follows:

	November 2023	June 2023	Q2 2024
(in thousands)	Bridge Notes	Notes	Convertible Notes	Total
Carrying value at December 31, 2023	$1,717	$1,379	$—	$3,096
Issuance of promissory notes	—	—	1,680	1,680
Loss on extinguishment of debt	201	377	904	1,482
Change in estimated fair value of convertible notes	316	—	—	316
Interest Expense	—	21	89	110
Repayment of promissory notes	—	—	(318)	(318)
Conversion to Series A Preferred Stock	(2,234)	(1,777)	(2,355)	(6,366)
Carrying value at December 31, 2024	$—	$—	$—	$—

Convertible Notes

Other Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time while outstanding the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $2.00 per share. The total outstanding balance at December 31, 2024 and December 2023, including accrued interest, was $0.2 million and $0.2 million, respectively, and is included in convertible note payable on the consolidated balance sheet.

Other Convertible Notes

In connection with the acquisition of CLMBR, Inc., the Company assumed three promissory notes for a total of $1.9 million in principal and accrued interest.

In August 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.7 million, due August 31, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 398,352 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock for the year ended December 31, 2024.

In October 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.5 million, due October 15, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 258,929 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.1 million on the extinguishment of debt upon conversion to Series A Preferred Stock for the year ended December 31, 2024.

In November 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.7 million, due January 31, 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. The note was assumed by the Company in February 2024 in connection with the acquisition of CLMBR, Inc. The note was amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.80 per share. The promissory note was repaid in October 2024. Total outstanding principal balance including accrued interest as of December 31, 2024 was $0.0 million.

The change in the balance of the Promissory notes as converted to convertible notes is as follows:

	August 2023	October 2023	November 2023
(in thousands)	Promissory Notes	Promissory Notes	Promissory Notes	Total
Carrying value at December 31, 2023	$—	$—	$—	$—
Promissory notes assumed in connection with acquisition of CLMBR, Inc.	725	471	691	1,887
Loss on extinguishment of debt	195	127	—	322
Interest Expense	—	—	84	84
Repayment of promissory notes	—	—	(775)	(775)
Conversion to Series A Preferred Stock	(920)	(598)	—	(1,518)
Carrying value at December 31, 2024	$—	$—	$—	$—

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

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 141 shares of common stock.

December 2023 Convertible Note

On December 7, 2023, the Company issued a convertible note (the "December 2023 Note") to an accredited investor (the "Note Investor") with an aggregate principal amount of $2.2 million. The December 2023 Note carries an original issue discount of 8.0% and accrues interest at a rate of 7.0% per annum. The maturity date of the December 2023 Note was December 7, 2024 (the “Maturity Date”). Interest payments are guaranteed through the Maturity Date regardless of whether the December 2023 Note is earlier converted or redeemed. The December Note was paid off in July 2024 for $0.2 million and the outstanding balance is $0 as of December 31, 2024.

The December 2023 Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid Late Charges (as defined in the December 2023 Convertible Note Purchase Agreement) with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $5,000.00 per share (such shares, the “Note Conversion Shares”).

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

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short term derivative liability in the Company’s consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the December 2023 Notes is presented on the consolidated balance sheet as the convertible debt and derivative liability. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in change in fair value of convertible notes.

Total conversions for the year ended December 31, 2024 was $1.9 million for a total of 2,882 shares of common stock. The Company recognized gains equal to $0.1 million and $0.0 million for the years ended December 31, 2024 and December 31, 2023, respectively, related to changes in fair value of the embedded derivative for the December 2023 Note. The December Note was paid off in July 2024 for $0.2 million and the outstanding balance is $0 as of December 31, 2024.

The carrying value of the December 2023 Note is as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Principal and interest	$—	$2,169
Unamortized debt discount	—	(801)
Unamortized issuance costs	—	(464)
Aggregate carrying value	$—	$904

Interest expense recognized on the December 2023 Note is as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Contractual interest expense	$142	$9
Amortization of debt discount	800	56
Amortization of debt issuance costs	481	33
Total	$1,423	$98

February 2024 Convertible Notes

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "February 2024 Convertible Note") with Treadway Holdings LLC, a lender, in the aggregate principal amount of $6.0 million, which is convertible into shares of Common Stock. The Note accrues interest at a rate of 2.0% per month.

The original maturity date of the February 2024 Convertible Note was December 15, 2024. Interest payments are guaranteed through the Maturity date regardless of whether the February 2024 Convertible Note is earlier converted or redeemed. The February 2024 Convertible Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to the quotient resulting by dividing the outstanding principal balance of the February 2024 Convertible Note to be converted by a conversion price of $8,000.00 per share. The February 2024 Convertible Note sets forth certain standard events of default upon the occurrence of which the Company is required to deliver written notice to the Treadway Holdings LLC within two (2) business days. At any time after the earlier of (a) Treadway Holdings LLC’s receipt of a notice of default and (b) Treadway Holdings LLC becoming aware of the event of default, the Treadway Holdings LLC may require the Company to redeem all or any portion of the February 2024 Convertible Note. Upon an event of default, the February 2024 Convertible Note shall bear interest at a rate of 4.0% per month.

In November 2024, the Company and Treadway Holdings LLC entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”) that amended and restated the February 2024 Convertible Note in its entirety. The Amended and Restated Note has a principal amount of $4,000,000 (the “Principal Amount”). Pursuant to the Amended and Restated Note, the conversion price of the February 2024 Convertible Note was changed to $4.79 per share (the Common Stock’s Nasdaq Official Closing Price (as reflected on Nasdaq.com) on November 11, 2024. The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a loss on extinguishment upon issuance and the remaining unamortized discount was written off upon extinguishment. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes were determined using a discounted cash flow analysis at a discount rate of 16.3%. The fair value of the February 2024 Convertible Notes of $4.0 million was recorded as a current liability upon fair value election.

From November 11, 2024 to December 31, 2024, in the aggregate, Treadway Holdings LLC converted $0.8 million of the Principal Amount into 160,753 shares of Common Stock (the “Note Conversion Shares”).

Total payments for the year ended December 31, 2024 was $3.6 million. The Company entered into a deposit account control agreement (the “DACA”), with Treadway Holdings LLC whereby cash received from CLMBR sales are automatically transferred to Treadway Holdings, LLC until the February 2024 Convertible Note is paid off.

On December 13, 2024, the Company and Treadway Holdings LLC entered into a Letter Agreement (the “Letter Agreement”) that amends the Note Purchase Agreement. Pursuant to the Letter Agreement, Section 3.2(a) of the Note Purchase Agreement was amended to allow the Company to extend the maturity date of the Amended and Restated Note (the “Maturity Date”) upon written notice to Treadway Holdings LLC and payment of the Extension Fee (as defined below) to extend the Maturity Date for an additional thirty-day period (each an “Extension”). The Company shall be entitled to up to three Extensions.

Pursuant to the Letter Agreement, each “Extension Fee” shall be an amount in cash, calculated as of the Maturity Date prior to giving effect to such Extension, equal to five percent (5%) of the sum of (A) the outstanding principal balance of the Amended and Restated Note plus (B) the principal amount of converted Amended and Restated Note for which Treadway Holdings LLC is still holding the resulting conversion shares. For each Extension period, if the principal amount of the Amended and Restated Note converted by Treadway Holdings LLC during such Extension period is less than the purchase price received by Treadway Holdings LLC upon the sale of the resulting conversion shares (such difference, the “Conversion Profit”), then the Extension Fee for the following Extension shall be reduced by an amount equal to such Conversion Profit (but not less than zero).

In connection with the Letter Agreement, the Company exercised its option for the first Extension on December 13, 2024, and paid the applicable Extension Fee of $0.2 million and reimbursed the Purchaser’s accrued but unpaid legal fees of $0.02 million. As of December 31, 2024, the Maturity Date was extended to January 14, 2025.

On January 14, 2025, Treadway Holdings LLC sold the Amended and Restated Note to Woodway USA, Inc. (the “Purchaser”). The Purchaser was the guarantor of the Note Purchase Agreement and is currently the largest customer of the Company, pursuant to the previously disclosed Exclusive Distribution Agreement, by and between the Company and the Purchaser, dated as of February 20, 2024. On March 3, 2025, the Purchaser sold the Amended and Restated Note to TR Opportunities II LLC (the “Current Holder”). See Note 24. Subsequent Events.

Note 12. Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2023 to December 31, 2024;

	Common Stock Warrants December 2023	Common Stock Warrants February 2024	Common Stock Warrants Woodway	Common Stock Warrants Registered Direct Placement Agent	Common Stock Warrants Registered Direct	Common Stock Warrants Best Efforts Pre-Funded	Common Stock Warrants Best Efforts A-1	Common Stock Warrants Best Efforts A-2	Common Stock Warrants Best Efforts Placement Agent	Total Common Stock Warrants
Outstanding as of December 31, 2023	231	—	—	—	—	—	—	—	—	231
Warrants issued	2,658	750	200	107	1,420	26,269	28,369	28,369	2,128	90,269
Warrants exercised	(231)	—	—	—	—	(26,269)	—	—	—	(26,500)
Warrants canceled	(2,658)	—	—	—	—	—	—	—	—	(2,658)
Outstanding as of December 31, 2024	—	750	200	107	1,420	—	28,369	28,369	2,128	61,342

November 2023 Bridge Warrants

In connection with the November Bridge Notes discussed further in Note 11, the Company entered into a warrant agreement whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants have been issued as of December 31, 2024. The Company recognized gains equal to $0.2 million and $0.01 million for the years ended December 31, 2024 and 2023, respectively, related to changes in fair value of the warrants.

December 2023 Warrants

On December 7, 2023, the Company issued an aggregate 231 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $5,000.00 per share. The warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.3 million and $0.1 million for years ended December 31, 2024 and 2023, respectively, related to the change in fair value of the warrants issued in December 2023.

Pursuant to the warrant agreement entered into with an accredited investor in December 2023, the number of shares of common stock issuable under the warrants increased to 770 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $400.00 and the number of shares of common stock issuable increased to 2,889. In June 2024, 3i exercised 231 warrant shares for $0.09 million. The remaining 2,658 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.4 million and $0.0 million for years ended December 31, 2024 and 2023, respectively.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 750 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million February 2024 Note. The Warrants are exercisable for 375 shares of Common Stock, at a price of $5,000.00 per share (“Warrant 1”) and $7,000.00 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $1.8 million and $0.0 million for years ended December 31, 2024 and 2023, respectively, related to the change in fair value of the warrants issued in February 2024.

Woodway Warrants

On February 20, 2024, the Company issued 200 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC ("Woodway"). Each warrant has a strike price of $5,000.00 per share. The warrants may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.3 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively, related to the change in fair value of the warrants issued in February 2024.

Registered Direct Placement Agent Warrants

On May 8, 2024, the Company entered into an engagement agreement with H.C. Wainwright & Co., LLC (the "Placement Agent"), pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 107 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Registered Offering) and will have a term of five years from the commencement of sales in the Registered Offering and an exercise price of $880.00 per share. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.05 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively, related to the change in fair value of the warrants issued in May 2024.

Registered Direct Offering Warrants

Pursuant to the securities purchase agreement, in a concurrent private placement (together with the Registered Offering, the “Offering”), the Company has also agreed to issue to the Investors unregistered warrants to purchase up to an aggregate of 1,420 shares of Common Stock, which represent 100% of the shares of Common Stock to be issued and sold in the Registered Offering. The Warrants have an exercise price of $704.00 per share, and will expire on the five and one-half (5.5) year anniversary from the Stockholder Approval Date on May 31, 2024. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.7 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively, related to the change in fair value of the warrants issued in May 2024.

Best Efforts Offering Pre-Funded Warrants

On July 1, 2024, the Company issued pre-funded warrants to purchase up to an aggregate of 26,269 shares of common stock. The public offering price for each Pre-Funded Warrant and was $140.90. The Pre-Funded Warrants were exercised in full in July 2024. The fair value of the warrants of $3.7 million was recorded as a long-term liability upon issuance. The Company recorded a change in fair value of warrants of $1.1 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively. The fair value of the warrants was $0.0 million as of December 31, 2024, as the warrants were exercised in full in July 2024.

Best Efforts Offering A-1 and A-2 Warrants

On July 1, 2024, the Company issued Series A-1 warrants to purchase up to an aggregate of 28,369 shares of common stock and Series A-2 warrants to purchase up to an aggregate of 28,369 shares of common stock. The public offering price for each Share and accompanying Warrants was $141.00 (which is the last reported sale price of the Common Stock on The Nasdaq Capital Market on June 28, 2024). Each Warrant has an exercise price of $141.00 per share and is exercisable beginning on the effective date of stockholder approval on August 30, 2024. The Series A-1 Warrant will expire on the five-year anniversary of the initial issuance date. The Series A-2 Warrant will expire on the eighteen-month anniversary of the initial issuance date. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $4.6 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively, related to the change in fair value of the A-1 and A-2 Warrants issued in July 2024.

Best Efforts Placement Agent Warrants

The Company entered into an engagement agreement with H.C. Wainwright & Co., LLC (the "Placement Agent"), pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Best Efforts Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 2,128 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Best Efforts Offering) and will have a term of five years from the commencement of sales in the Best Efforts Offering and an exercise price of $176.30 per share. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.2 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively, related to the change in fair value of the warrants issued in July 2024.

The following is a schedule of changes in warrants issued and outstanding from December 31, 2022 to December 31, 2023:

	Class A Common Stock Warrants	Class B Common Stock Warrants	Senior Secured Notes Stock Warrants	Service Providers Stock Warrants	Common Stock Warrants December 2023	Total Warrants
Outstanding as of December 31, 2022	23	1	—	—	—	1
Warrants issued	—	—	41	20	231	292
Warrants exercised	(23)	(1)	(41)	(20)	—	(62)
Outstanding as of December 31, 2023	—	—	—	—	231	231

Class A Common Stock Warrants

On November 13, 2022, the Company issued an aggregate 23 warrants to purchase Class A Common Stock to various third-party investors in conjunction with the issuance of its November 2022 Convertible Notes. Each warrant has a strike price of $40.00 per share and has a contractual term of ten years. The warrants are classified as other long-term liabilities within the consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings. The Company recognized a gain equal to $0.0 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively, related to changes in fair value for the warrants issued in November 2022. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

Class B Common Stock Warrants

The Company issued warrants in 2021 to purchase Class B Common Stock to various employees and non-employees. Each warrant has a strike price of $40.00 and has a contractual term of seven years. The warrants are classified as permanent equity within the consolidated balance sheets. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into shares of common stock.

Senior Secured Notes Stock Warrants

In March 2023, we issued warrants to certain existing affiliate and non-affiliate stockholders in lieu of future cash interest payments under our senior secured notes issued to such stockholders in connection with a note financing. The fair value of the warrants of $1.3 million was recorded as debt discount on the senior secured notes of $2.0 million.

The debt discount was amortized into interest expense over life of the senior secured notes. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 41 shares of common stock.

Service Providers Stock Warrants

In November 2022, the Company issued a warrant to an unrelated third party in consideration for the Company’s hiring of certain employees from the third party that is exercisable for a number of shares of common stock that is determined by dividing $225,000 by (x) the price per share of the next equity financing with total proceeds of at least $10.0 million or (y) the initial public offering price per share of a future initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrant may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 7 shares of common stock.

In March 2023, we issued warrants to unrelated third-party service providers in consideration for certain marketing communications services, which warrants are exercisable for a total number of shares of our common stock that is determined by dividing $400,000 by (x) the price per share of our next bona fide equity financing with total proceeds of at least $10,000,000 or (y) the initial public offering price per share in our initial public offering, whichever event occurs first, for an exercise price of $0.0001 per share, in whole or in part. The warrants may also be net exercised upon election. The warrant vests associated with the services of certain employees and as such contains a substantive future requisite service condition. In May 2023, upon closing of the Company's IPO, the warrants were exercised and converted into an aggregate of 13 shares of common stock.

Note 13. Fair Value Measurements

The Company’s financial instruments consist of its bridge notes, derivatives, convertible notes, contingent consideration and warrants.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 were as follows:

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$138	$—	$—	$138
Total	$138	$—	$—	$138
Liabilities
Derivatives	$—	$—	$73	$73
Convertible Notes	—	—	2,557	2,557
Warrants	—	—	4	4
Total	$—	$—	$2,634	$2,634

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Derivatives	$—	$—	$122	$122
Bridge Notes	—	—	1,717	1,717
Warrants	—	—	591	591
Total	$—	$—	$2,430	$2,430

During the year ended December 31, 2024, there were no transfers between Level 1 and Level 2, nor into and out of

Level 3. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for year ended December 31, 2024.

Derivatives

	December 2023	Loss Restoration	Total
(in thousands)	Derivative	Derivative	Derivatives
Fair value at December 31, 2023	$122	$—	$122
Issuance of derivatives	—	61	61
Derivative settlement	—	(570)	(570)
Change in estimated fair value of derivatives	(122)	582	460
Fair value at December 31, 2024	$—	$73	$73

December 2023 Derivative

In connection with the Company’s issuance of its December 2023 Convertible Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short-term derivative liability ("December 2023 Derivative") in the Company’s consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the embedded derivative was determined using a lattice model as follows.

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	—%	3.9%
Weighted-average expected term (in years)	—	9.94
Weighted-average expected volatility	—%	62.50%
Expected dividend yield	—%	—%

The Company recognized a gain equal to $0.1 million for the year ended December 31, 2024, related to change in fair value of the December 2023 Derivative recorded in the consolidated statements of operations in change in fair value of derivatives. The December 2023 Derivative is $0 as of December 31, 2024 as the Convertible Note was paid off in July 2024.

Loss Restoration Derivative

In connection with the Company entering into the Loss Restoration Agreement the Company recorded the Loss Restoration Derivative as a derivative liability in the Company’s consolidated balance sheet depending on the fair value in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the Loss Restoration Derivative as of April 24, 2024 was $0.06 million and was determined using a Monte Carlo model. Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate. The assumptions used to estimate the fair value of the Loss Restoration Derivative are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.2%	—%
Weighted-average expected term (in years)	1.00	—
Weighted-average expected volatility	111.7%	—%
Expected dividend yield	15.0%	—%

The Company recognized a loss equal to $0.6 million for the year ended December 31, 2024, related to change in fair value of the Loss Restoration Derivative recorded in the consolidated statements of operations in change in fair value of derivatives. The Loss Restoration Derivative as of December 31, 2024 of $0.1 million is included in the consolidated balance sheets as Derivatives in current liabilities.

February 2024 Convertible Note

The Company entered into convertible note arrangement in February 2024. The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a loss on extinguishment upon issuance and the remaining unamortized discount was written off upon extinguishment. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes were determined using a discounted cash flow analysis at a discount rate of 16.3%. The fair value of the February 2024 Convertible Notes of $4.0 million was recorded as a current liability upon issuance. The Company recorded a loss on extinguishment of debt of $0.5 million and change in fair value adjustment of $0.2 million for the year ended December 31, 2024.

February 2024
(in thousands)	Convertible Notes
Carrying amount at November 11, 2024	3,507
Loss on extinguishment of debt	493
Cash paid for interest and principal	(485)
Conversion to common stock	(770)
Change in estimated fair value of convertible notes	(188)
Fair value at December 31, 2024	$2,557

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc., the Sellers shall be entitled to receive a contingent payment in the form of shares of Common Stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, there were 2 contingent payments (1) based on total CLMBR sales in 2024 (5,000 units sold in 2024) and (2) based on CLMBR sales through B2B channel in 2024 (2,400 in B2B channel in 2024). Contingent payment (1) was determined at inception to be remote and therefore, $0 was recognized for the earn out as of the acquisition date. Contingent payment (2) was probable and a contingent liability of $1.3 million was recorded based on in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 5,666 Earn-Out Shares. The Company assessed the fair value as of September 30, 2024 and it was determined based on current sales that achieving the projection and likelihood of contingent payment (2) was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for the year ended December 31, 2024 related to change in fair value of the earn out recorded in the consolidated statements of operations in change in fair value of earnout.

November 2023 Bridge Notes

On November 10, 2023, the Company issued the November Bridge Notes. The fair value of the bridge notes was determined using a discounted cash flow analysis at a discount rate of 21.0%. The fair value of the bridge notes of $1.7 million was recorded as a current liability upon issuance.

The Company amended the Bridge notes into convertible notes in January 2024 and subsequently converted the notes into Preferred Stock Series A in February 2024 and March 2024. In February 2024 and March 2024, the Company recognized a loss equal to $0.2 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock.

November 2023
(in thousands)	Bridge Notes
Fair value at December 31, 2023	$1,717
Loss on extinguishment of debt	201
Change in estimated fair value of convertible notes	316
Conversion to Series A Preferred Stock	(2,234)
Fair value at December 31, 2024	$—

Warrants

The following table summarizes the activity for the Company Level 3 warrant liabilities measured at fair value on a recurring basis for the year ended December 31, 2024:

	November 2023	December 2023	February 2024	Woodway	Registered Direct	Registered Direct Placement Agent	Best Efforts Pre-Funded	Best Efforts A-1	Best Efforts A-2	Best Efforts Placement Agent	Total
(in thousands)	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Fair value at December 31, 2023	$165	$426	$—	$—	$—	$—	$—	$—	$—	$—	$591
Issuance of warrants	—	—	1,800	344	721	50	3,704	2,687	1,903	189	11,398
Change in estimated fair value of warrants	(165)	(304)	(1,800)	(344)	(721)	(50)	(1,141)	(2,683)	(1,903)	(189)	(9,300)
Loss on cancelation of warrants	—	358	—	—	—	—	—	—	—	—	358
Exercise of stock warrants	—	—	—	—	—	—	(2,563)	—	—	—	(2,563)
Conversion to Series A Preferred Stock		(480)	—	—	—	—	—	—	—	—	(480)
Fair value at December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$4	$—	$—	$4

November 2023 Warrants

On November 10, 2023, the Company issued warrants to two accredited investors to purchase shares of Common Stock. The fair value of the warrants was determined using the Monte Carlo Simulation, given the variable number of shares issuable upon exercise of the warrant. For the outstanding warrants as of December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) and risk free rate. The assumptions used to estimate the fair value of the November 2023 Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.4%	3.8%
Weighted-average expected term (in years)	4.42	5.35
Weighted-average expected volatility	81.2%	68.20%
Expected dividend yield	—%	—%

December 2023 Warrants

On December 7, 2023, the Company issued warrants in connection with the issuance of the December 2023 Convertible Notes. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The warrants were no longer outstanding at December 31, 2024. The assumptions used to estimate the fair value of the December 2023 Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	—%	3.8%
Weighted-average expected term (in years)	—	5.43
Weighted-average expected volatility	—%	67.90%
Expected dividend yield	—%	—%

Pursuant to the warrant agreement entered into with an accredited investor in December 2023, the warrant to purchase shares of common stock increased to 770 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $400.00 and the warrant shares increased to 2,889. In June 2024, 3i exercised 231 warrant shares for $0.09 million. The remaining 2,658 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.4 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 750 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million February 2024 Note. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The assumptions used to estimate the fair value of the February 2024 Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.6%	—%
Weighted-average expected term (in years)	9.22	—
Weighted-average expected volatility	93.3%	—%
Expected dividend yield	—%	—%

Woodway Warrants

On February 20, 2024, the Company issued warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The assumptions used to estimate the fair value of the Woodway Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.6%	—%
Weighted-average expected term (in years)	9.27	—
Weighted-average expected volatility	66.6%	—%
Expected dividend yield	—%	—%

Registered Direct Placement Agent Warrants

On May 8, 2024, the Company issued warrants in connection with an agreement with the Placement Agent, pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered

Offering. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) dividend yield and (4) a risk free rate. The assumptions used to estimate the fair value of the Placement Agent Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.4%	—%
Weighted-average expected term (in years)	4.45	—
Weighted-average expected volatility	81.5%	—%
Expected dividend yield	—%	—%

Registered Direct Offering Warrants

On May 20, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The assumptions used to estimate the fair value of the Registered Offering Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.4%	—%
Weighted-average expected term (in years)	4.96	—
Weighted-average expected volatility	77.8%	—%
Expected dividend yield	—%	—%

Best Efforts Offering Pre-Funded Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The warrants were exercised in full in July 2024.

Best Efforts A-1 Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The assumptions used to estimate the fair value of the Best Efforts A-1 Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.4%	—%
Weighted-average expected term (in years)	4.57	—
Weighted-average expected volatility	80.0%	—%
Expected dividend yield	—%	—%

Best Efforts A-2 Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The assumptions used to estimate the fair value of the Best Efforts A-2 Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.2%	—%
Weighted-average expected term (in years)	1.02	—
Weighted-average expected volatility	116.7%	—%
Expected dividend yield	—%	—%

Best Efforts Placement Agent Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The assumptions used to estimate the fair value of the Best Efforts Placement Agent Warrants are as follows:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate	4.4%	—%
Weighted-average expected term (in years)	4.56	—
Weighted-average expected volatility	80.0%	—%
Expected dividend yield	—%	—%

The following summarizes the activity for the Company Level 3 liabilities measured at fair value on a recurring basis for year ended December 31, 2023:

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

In May 2023, upon closing of the Company's IPO, the November 2022 Convertible notes were converted into an aggregate of 141 shares of common stock.

(in thousands)	Convertible Notes
Fair value at December 31, 2022	$4,270
Issuance of convertible notes	—
Change in estimated fair value of financial instruments	251
Exercise of stock warrants	(4,521)
Fair value at December 31, 2023	$—

Warrant Transactions

On November 13, 2022, the Company issued 23 common stock warrants in connection with the issuance of the November 2022 Convertible Notes. The fair value of the warrants was determined using a PWERM, in which the probability and timing of potential future events (such as a qualified equity financing prior to maturity) is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) a discount rate of 21.7%.

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

November 2023
(in thousands)	Bridge Notes
Fair value at December 31, 2022	$—
Issuance of notes	1,663
Change in estimated fair value of financial instruments	54
Fair value at December 31, 2023	$1,717

In connection with the Company’s issuance of its December 2023 Note, the Company bifurcated the embedded conversion option and redemption rights and recorded embedded conversion option and redemption rights as a short-term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the embedded derivative was determined using a lattice model. The derivative liability will be remeasured at each reporting period using the lattice model with changes in fair value recorded in the consolidated statements of operations in other expense (income).

(in thousands)	Derivatives
Fair value at December 31, 2022	$—
Issuance of derivatives	174
Change in estimated fair value of derivatives	(52)
Fair value at December 31, 2023	$122

Note 14. Leases

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

As of December 31, 2024, the weighted average discount rate for operating leases was 6.89% and the weighted average remaining lease term for operating leases was 2.3 years, respectively. As of December 31, 2023, the weighted average discount rate for operating leases was 9.49% and the weighted average remaining lease term for operating leases was 4.42 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s consolidated balance sheets. The components of lease expense and other information for the years ended December 31, 2024 and 2023 were as follows.

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease costs	$311	$61
Variable lease costs	74	27
Short-term lease costs	41	71
Total lease costs	426	159
Other information:
Cash paid for amounts included in the measurement of operating lease liability	$329	$46

Right-of-use assets of $0.0 million and $0.3 million were obtained in exchange for lease liabilities for the years ended December 31, 2024 and 2023, respectively.

Total right-of-use assets of $0.4 million and operating lease liabilities of $0.4 million were acquired in the Acquisition and recorded at fair value on the acquisition date.

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating Lease Minimum Annual Payments
(in thousands)
2025	282
2026	78
2027	78
2028	33
2029	—
Thereafter	—
Total future minimum lease payments	471
Less: imputed interest	(40)
Present value of operating lease liability	$431

Less: current portion of lease liability	261
Non-current portion of lease liability	170
Present value of operating lease liability	$431

Note 15. Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative FORME net sales up to $5.0 million and 1% of cumulative FORME net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of December 31, 2024. The Company recorded royalty expense of $0.02 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Legal Proceedings

On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR, Inc. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR, Inc. (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR, Inc. and DK City. On June 25, 2024, CLMBR, Inc. and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company is required to make certain payments to DK City, CLMBR Inc. and the Company will be released from liability, and the Petition will be voluntarily dismissed without prejudice. Total remaining payments as of December 31, 2024 of $2.1 million are all due within one year from December 31, 2024 and are included in Accrued Expenses and other current liabilities in the consolidated balance sheet. The Company is in default per the agreement as a result of not following the payment plan.

The Company has been sued for breach of contract and related claims by one of its former financial services consultants (“the Plaintiff”). On or about February 20, 2025, an action was filed and is presently pending in the

Superior Court of Massachusetts, Suffolk County. The Plaintiff is seeking damages in the amount of $2,206,751.50 (plus interest and attorneys’ fees, costs, and expenses) related to the Company’s alleged breach of an agreement between the parties for financial services Plaintiff allegedly provided to the Company. On March 26, 2025, the Company answered the complaint. The Company disputes that it is liable for the amount Plaintiff alleges it is owed and intends to vigorously defend the Action. In the event of an unfavorable final judgment against the Company, management believes it will not have a material impact on the Company’s financial position but it could have a material impact on the Company’s cash flows. The Company believes it is adequately accrued as of December 31, 2024.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16. Stockholders’ Equity (Deficit)

Common Stock

The Company’s authorized common stock consisted of 900,000,000 shares at $0.0001 par value, as of December 31, 2024 and December 31, 2023, respectively. The issued and outstanding common stock was 1,402,102 shares and 3,548 shares as of December 31, 2024 and December 31, 2023, respectively.

In February 2023, the Company completed a rights offering involving the sale of Class A common stock to all existing accredited investors as of December 19, 2022, at a price equal to approximately $2,040.00 per share. In connection with the rights offering, the Company issued a total of 2,437 shares of Class A common stock, of which 268 was issued in December 2022, and 2,169 was issued in January and February 2023.

On February 2, 2024, the Company issued 357 shares of common stock in connection with acquisition of CLMBR, Inc. as part of the purchase price.

From January 2024 through June 2024, the Company issued 2,882 shares of common stock upon conversions of $1.9 million from the December 2023 Convertible Note.

On February 1, 2024, the Company issued 188 shares of common stock to the February 2024 Convertible Note holder, pursuant to a securities purchase agreement.

On February 1, 2024, the Company issued 63 shares of common stock to the December 2023 Convertible Note holder and the Equity Line Investor for granting a waiver to the Company to allow the Company to issue the February 2024 Convertible Note and to enter into the Term Loan.

In January 2024 through May 2024, the Company issued 407 shares of common stock, par value $0.0001, from equity line of credit.

In May 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market an aggregate of 1,420 shares of common stock, par value $0.0001, of the Company, at an offering price of $704.00 per share.

In June 2024, the Company issued 231 shares of common stock upon exercising of warrants associated with the December 2023 Convertible Note.

In July 2024, the Company commenced a best efforts public offering of an aggregate of 2,100 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $141.00 and issued 26,269 shares of common stock from exercise of pre-funded warrants of common stock, par value $0.0001, of the Company, at an offering price of $140.90 per share.

In June 2024 through December 2024, the Company issued 648,700 shares of common stock, par value $0.0001, from At the Market offering.

The Reverse Stock Split on June 14, 2024 decreased the number of shares of Common Stock issued and outstanding but such reduction was subject to adjustment for the rounding up of fractional shares. On June 25, 2024 due to the rounding up of fractional shares, a total of 1,003 shares of Common Stock were issued to certain shareholders who owed shares of Common Stock on June 14, 2024.

The Reverse Stock Split on November 11, 2024 decreased the number of shares of Common Stock issued and outstanding but such reduction was subject to adjustment for the rounding up of fractional shares. On November 21, 2024 due to the rounding up of fractional shares, a total of 217,717 shares of Common Stock were issued to certain shareholders who owed shares of Common Stock on November 11, 2024.

From September 2024 through November 2024, the Company issued 235,161 shares of common stock upon conversion of $2.4 million of debt.

From November 2024 through December 2024, the Company issued 262,051 shares of common stock upon conversion of 919,794 shares of Series A Preferred Stock.

Preferred Stock

In January 2024, our board authorized the proposed issuance of shares of non-voting Series A and Series B convertible preferred stock. The Company's authorized preferred stock consists of 200,000,000 shares at $0.0001 par value as of December 31, 2024. The Series A Certificate designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. In September 2024, our board authorized the proposed issuance of shares of non-voting Series C convertible preferred stock. The Series C Certificate designated 5,000,000 shares of the Company’s preferred stock as Series C Preferred Stock. The remaining unissued shares of our authorized preferred stock are undesignated. On April 18, 2024, the Series A Certificate was amended increasing designated shares from 5,000,000 to 7,000,000. On June 28, 2024 the Series A Certificate was amended increasing designated shares from 7,000,000 to 10,000,000.

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

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series A Preferred Stock in cash therefore the Company classified the Series A Preferred Stock as permanent equity as of December 31, 2024.

The Series B convertible preferred stock includes the following:

•
Subject to certain restrictions specified in the Series B Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, (i) each share of Series B convertible preferred stock is convertible, at the option of the holder, at any time, into such whole number of fully paid and non-assessable shares of common stock as is determined by dividing the Original Issue Price (as defined in the Series B Certificate) by the Conversion Price (as defined in the Series B Certificate) in effect at the time of conversion.
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

The Company classifies Series B Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, as there are conversion features that are subject to shareholder approval which is outside of the Company and therefore the securities should be classified outside of permanent stockholders’ deficit. Upon shareholder approval on May 31, 2024, the Company classified the Series B Preferred Stock as permanent equity as of December 31, 2024.

The Series C convertible preferred stock includes the following:

•
Subject to certain restrictions specified in the Series C Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, (i) each share of Series C convertible preferred stock is convertible, at the option of the holder, at any time, provided that such conversion occurs at least 18 months following the Original Issuance Date (as defined in the Series C Certificate), into such whole number of fully paid and non-assessable shares of common stock as is determined by dividing the Original Issue Price (as defined in the Series C Certificate) by the Conversion Price (as defined in the Series C Certificate) in effect at the time of conversion, and (ii) upon the earliest Mandatory Conversion Time (as defined in the Series C Certificate) all outstanding shares of Series C convertible preferred stock shall automatically be converted into shares of common stock;
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

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series C Preferred Stock in cash therefore the Company classified the Series C Preferred Stock as permanent equity as of December 31, 2024.

The Company has not declared or paid any dividends on our Series C Preferred Stock as of December 31, 2024.

Note 17. Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$3,805	$6,505
Sales and marketing	26	507
General and administrative	6,421	22,932
Total stock-based compensation	$10,252	$29,944

For the years ended December 31, 2024 and 2023, $0.6 million and $0.9 million of stock-based compensation was capitalized as software costs, respectively.

During the year ended December 31, 2024, the Company did not grant any shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

In December 2022, the Company enacted a restructuring cost savings initiative which resulted in employee terminations in both December 2022 and January 2023. In association with January 2023 terminations, the Company accelerated the vesting of a number of individual option awards, resulting in the accelerated vesting of 2 shares on the date of modification. Also in January 2023, the Company repriced 75 option awards. Both the accelerated vesting and repricing were accounted for as an equity award modification under ASC Topic 718 which resulted in adjustment of the award value to reflect the fair value at the modification date and acceleration of the recognition schedule in the case of awards which were modified to have accelerated vesting. The adjustment resulted in additional expense of $0.5 million.

In June 2023, the Company granted 324 options to non-employee directors, selected executives and other key employees where vesting is contingent on the Company's share price meeting certain targets. The fair value of each option granted was estimated on the date of grant using the Monte Carlo valuation model and assumes that share price targets are achieved.

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	854	$10,117.70	9.3	$547
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(58)	9,620.09
Outstanding as of December 31, 2024	796	$10,154.03	8.3	$—
Options exercisable as of December 31, 2024	388	$6,037.63	8.2	$—
Options unvested as of December 31, 2024	430	$15,617.12	8.3	$—

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of December 31, 2024.

A summary of unvested common stock from early option exercises that are subject to repurchase by the Company under the 2020 Plan is as follows:

	Early Option Exercises
	Number of options	Weighted average exercise price	Repurchase liability (in thousands)
Unvested common stock as of December 31, 2023	3		$8
Issued	—	—	—
Vested	(3)	$2,218.14	(7)
Repurchased	—	—	—
Unvested common stock as of December 31, 2024	—		$1

For the years ended December 31, 2024 and 2023, the weighted-average grant date fair value per option was $0.00 and $46,520.00 respectively. The fair value of each option was estimated at the grant date using the Black-Scholes method with the following assumptions:

	December 31,	December 31,
	2024	2023
Weighted-average risk-free interest rate (1)	—%	3.7%
Weighted-average expected term (in years)	—	5.87
Weighted-average expected volatility (2)	—%	62.29%
Expected dividend yield	—%	—%

(1)
Based on U.S. Treasury seven-year constant maturity interest rate whose term is consistent with the expected term of the option.
(2)
Expected volatility is based on an analysis of comparable public company volatilities and adjusted for the Company’s stage of development.

With respect to the 2023 and 2020 Plan, the Company recognized stock compensation expense of $10.9 million and $29.9 million for the year ended December 31, 2024 and 2023, respectively, of which $0.6 million and $0.9 million was capitalized as software costs for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, the Company had $4.4 million and $17.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.7 years and 1.7 years, respectively.

For financial reporting purposes for the awards granted in January 2023, we applied a straight-line calculation between the $120,000.00 per share determined in the contemporaneous third-party valuation as of December 31, 2022 and the

$24,320.00 per share determined in the contemporaneous third-party valuation as of March 31, 2023 to determine the fair value of our common stock on the grant date. Using the benefit of hindsight, we determined that the straight-line calculation would provide the most appropriate conclusion for the valuation of our common stock on the interim dates between valuations because we did not identify any single event or series of events that occurred during this interim period that would have caused a material change in fair value. Based on this calculation, we assessed the fair value of our common stock for awards granted in January 2023 to be $77,080.00 per share.

Note 18. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the year ended December 31, 2024, Woodway our exclusive distributor represents 63% of the Company’s total revenue. For the year ended December 31, 2023 there were no customers representing greater than 10% of the Company’s total revenue.

The Company had three vendors representing greater than 10% of total finished goods purchases for the year ended December 31, 2023, respectively. The Company had no vendors representing greater than 10% of total finished goods for the year ended December 31, 2024.

Note 19. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2024 and 2023, the Company did not make any contributions to the plan.

Note 20. Income Taxes

The components of loss before income taxes are as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
United States	$(34,523)	$(51,919)
Foreign	(411)	546
Loss from operations before income taxes	$(34,934)	$(51,373)

The components of income tax (benefit) expense are as follows:

	Year ended December 31,
	2024	2023
	(in thousands)
Current:
Federal	—	—
State	9	11
Foreign	—	—
Total current expense:	9	11
Deferred expense :
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense:	—	—
Total	$9	$11

	Year ended December 31,
	2024		2023
	(in thousands)
Tax at Federal statutory rate	$(7,336)	21.00%	$(10,788)	21.00%
Effect of:
Nondeductible expenses	98	-0.28%	5	-0.01%
Nontaxable changes in fair value of convertible notes	27	-0.08%	64	-0.12%
Research and development tax credits	(375)	1.07%	(1,820)	3.54%
State taxes, net of federal benefit	(245)	0.70%	(2,165)	4.21%
Foreign tax rate differential	(16)	0.05%	(11)	0.02%
Return to provision	—	0.00%	—	0.00%
Deferred tax true ups	174	-0.50%	—	0.00%
Changes in federal tax rates	—	0.00%	648	-1.26%
Other	—	0.00%	—	0.00%
Change in valuation allowance	6,504	-18.62%	10,776	-20.98%
Disqualified debt	(604)	1.73%	(505)	0.98%
Return to provision adjustments	—	0.00%	—	0.00%
Intangibles	—	0.00%	—	0.00%
Stock based compensation	1,782	-5.10%	3,807	-7.41%
Total	$9	-0.03%	$11	-0.03%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the year ended December 31, 2024 are due to the change in valuation allowance, State taxes, net of Federal benefit, and stock-based compensation including excess tax benefits. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the year ended December 31, 2023 were are due to the change in valuation allowance, federal net operating loss true ups, and State taxes, net of Federal benefits.

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

On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extensions. The Company evaluated the provisions of the Consolidated Appropriations Act, including but not limited to the Employee Retention Credit extension, the extension for the IRC Section 45S credit for paid family and medical leave, and the provision allowing a full deduction for certain business meals, and determined that there was no material impact for the year ended December 31, 2024.

As of December 31, 2024 and December 31, 2023, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating losses (“NOLs”). A valuation allowance was maintained and/or established in substantially all jurisdictions on the Company’s gross deferred tax asset balances as of December 31, 2024 and 2023. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credit and/or loss carryforwards. As of December 31, 2024 and December 31, 2023, the Company continued to maintain that it is not at the more likely than not standard, wherein deferred taxes will be realized due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

.	Year ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards - Federal	$26,762	$21,544
Capitalized research and development	3,244	3,517
Research and development tax credits	5,209	5,627
Net operating loss carryforwards - State	5,690	4,708
Net operating loss carryforwards - Foreign	2,549	2,760
Stock-based compensation	3,713	3,677
Fixed assets and intangibles	1,939	725
Other	109	85
Total deferred tax assets, gross:	$49,215	$42,643
Valuation allowance	(48,997)	(42,529)
Total deferred tax assets, net:	$218	$114
Deferred tax liabilities:
Right of Use Asset	(210)	(108)
Unrealized Gain or Loss	(8)	(6)
Total deferred tax liabilities:	$(218)	$(114)
Deferred tax assets, net:	$—	$—

As of December 31, 2024 and 2023, the Company had federal NOLs of approximately $127.4 million and $102.6 million, respectively, substantially all of which will be carried forward indefinitely. As of December 31, 2024 and 2023, the Company had state NOLs of approximately $95.0 million and $92.4 million, respectively, which will begin to expire in 2029. As of December 31, 2024 and 2023, the Company had foreign NOLs of approximately $10.2 million and $11.0 million, respectively, generated primarily from its operations in the United Kingdom, which will be carried forward indefinitely.

As of December 31, 2024, the Company also has federal and state tax credits of $2.5 million and $3.3 million, respectively, which being to expire in 2040 for the federal tax credit and 2035 for the state tax credits.

As of December 31, 2024, the Company did not have material undistributed foreign earnings.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years— both using a midyear convention. During the year ended December 31, 2024, the Company capitalized $2.6 million of domestic R&D expenses.

Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of federal NOL carryforwards, state NOL carryforwards, and Research and Development (R&D) credits following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company’s analysis under Section 382, the Company believes that its federal NOL carryforwards, its state NOL carryforwards, and R&D credits are limited by Section 382 and similar provisions under state law as of December 31, 2024. The portion of federal NOL carryforwards, state NOL carryforwards, and R&D credits that were determined to be limited have been written off as of December 31, 2024. The remaining unused carryforwards and credits remain available for future periods. Due the Company’s full valuation allowance the write off of NOL carryforwards and R&D did not have any impact to the statements of operation and comprehensive loss.

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions where the Company conducts business. Accordingly, on a continuing basis, the Company cooperates with taxing authorities for the various jurisdictions in which it conducts business to comply with audits and inquiries for tax periods that are open to examination. The tax years ended from December 31, 2022 and 2021 and later remain open to examination by tax authorities in the United States and United Kingdom, respectively.

Note 21. Loss Per Share

The computation of loss per share is as follows:

	Year Ended December 31,
	2024	2023
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(34,934)	$(51,373)
Net loss attributable to common stockholders	$(34,934)	$(51,373)
Denominator:
Weighted average common stock outstanding - basic and diluted	213,945	3,092
Net loss per share attributable to common stockholders - basic and diluted	$(163.28)	$(16,614.85)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
	2024	2023
Warrants to purchase common stock	61,342	231
Series A Preferred Stock conversion to common stock	1,327,275	—
Series B Preferred Stock conversion to common stock	914	—
Series C Preferred Stock conversion to common stock	57,223	—
Stock options to purchase common stock	796	855
Total	1,447,550	1,086

Note 22. Related Party

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

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the ”former principal stockholder”) of the Company:

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $2.8 million and $2.7 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $1.5 million and $1.4 million, respectively.
•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $0.3 million and $0.4 million, respectively.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $0.4 million and $0.2 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $0.4 million and $0.4 million, respectively.

As of December 31, 2024, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the consolidated balance sheet for a total of $5.3 million, including accrued interest and default interest of $1.8 million. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default as of December 31, 2024, and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the consolidated statement of operations was $0.4 million for the year ended December 31, 2024 and $0.03 million for the year ended December 31, 2023. As of December 31, 2022, the former principal stockholder and certain related parties waived their rights to seek remedies resulting from an event of default due to a failure to make payments of principal or interest at the stated maturity or due date, respectively. On October 30, 2023, the Company entered into an agreement with the former principal stockholder regarding a mutually agreed upon repayment schedule with respect to the outstanding promissory notes issued to such former principal stockholder. On January 29, 2025, the former principal stockholder assigned the outstanding notes as of December 31, 2024 to an accredited investor. See Note 24. Subsequent Events.

Other Related Party Promissory Notes

During 2019, 2020, 2021, and 2022, the Company entered into the following promissory notes with other related parties:

•
On September 30, 2019, a $0.2 million note with interest at the rate of 12.0% per annum and a maturity date of September 30, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. This loan was made from a company owned by the current CEO. Total payments made to this loan equate to $0.2 million. Upon default, on the December 31, 2019, loan the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $0.0 million and $0.05 million, respectively. The principal and interest of this loan has been paid as of December 31, 2024.
•
On January 12, 2021, a $0.3 million note with interest at the rate of 12.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.3 million and accrued interest of $0.1 million was converted into 242,602 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.1 million was recorded in the consolidated statement of operations in other income (expense). The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $0.0 million and $0.4 million, respectively.
•
On February 22, 2021, a $40,000 note with interest at the rate of 12.0% per annum and a maturity date of June 22, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.04 million and accrued interest of $0.02 million was converted into 34,246 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.02 million was recorded in the consolidated statement of operations in other income (expense). The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $0.0 million and $0.06 million, respectively.

•
On October 27, 2022, a $0.4 million note with interest at the rate of 12.0% per annum and a maturity date of January 27, 2023. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. The holder of this note waived their rights to remedy in the event of default, which in effect releases the lender from their lien on and security interest in the Company’s assets. The principal and interest of this loan has been paid as of December 31, 2024. The total outstanding principal balance including accrued interest as of December 31, 2024 and December 31, 2023 was $0.0 million and $0.01 million, respectively.
•
The Company borrowed $0.3 million in April 2023 and repaid $0.3 million in May 2023 upon closing of the Company’s IPO.
•
In August 2023, the Company borrowed $0.2 million in a non-interest bearing note and repaid $0.2 million. The principal of this loan has been paid as of December 31, 2023.
•
In August 2024, the Company borrowed $0.2 million. The balance of this loan has been paid as of December 31, 2024.

As of December 31, 2024, there were no other related party promissory notes outstanding.

Loan payable consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
(in thousands)	2024	2023
Principal stockholder promissory notes	5,348	5,085
Other related party promissory notes	—	721
Total principal stockholder and related party promissory notes	$5,348	$5,806

Other Related Party Transactions

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net FORME fitness product sales up to $5.0 million and 1% of cumulative net FORME fitness product sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of December 31, 2024. The Company recorded royalty expense of $0.02 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

As discussed further in Note 11, in March 2023, the Company issued $0.5 million of senior secured notes to a related party, with associated warrants, in lieu of future cash interest payments under the senior secured notes issued to such investor. In May 2023, the Company repaid the $0.5 million in senior secured notes to a related party.

As discussed further in Note 11, in November 2023, the Company issued secured promissory notes of approximately $0.8 million with a related party. As discussed further in Note 12, in connection with issued secured promissory notes the Company entered into warrant agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants were issued as of December 31, 2024.

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

In August 2024, the Company borrowed $0.2 million from a related party. The balance of this loan has been paid as of December 31, 2024.

Note 23. Acquisition

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 357 shares of the Company’s common stock with an aggregate fair value of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with an aggregate fair value of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million (as further described below), and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

Consideration	(in thousands)
Cash Paid to Seller	30
Common stock issued	1,015
Series B preferred stock issued	2,954
Payoff of Vertical debt (plus accrued interest)	1,447
Retirement of Vertical Debt (including fees)	9,379
Fair value of earn-out consideration	1,300
Total	16,125

The CLMBR, acquisition was a strategic acquisition that helped accelerate the Company’s commercialization path and help achieve immediate scale, resulting in a high growth, profitable platform that sells connected fitness equipment and digital fitness services across B2B and B2C channels.

The CLMBR acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. Acquisition-related costs of $1.1 million were included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2024, respectively.

During the year ended December 31, 2024, adjustments were made to the preliminary purchase price recorded at February 2, 2024, and are reflected as “Measurement Period Adjustments” in the table below. The U.S. GAAP purchase price was $16.1 million, net of cash acquired. The purchase price allocation period is closed as of December 31, 2024. The allocation of the purchase price to the assets acquired and liabilities assumed for CLMBR, Inc is as follows:

(in thousands)	Preliminary Purchase Price Allocation as of February 2, 2024 (a)	Measurement Period Adjustments (b)	Purchase Price Allocation as of February 2, 2024 (a) (as adjusted)
Cash	$50	$—	$50
Accounts receivable, net of allowances	134	(8)	126
Inventories, net	3,490	70	3,560
Vendor deposits	61	—	61
Prepaid expenses and other current assets	63	—	63
Property and equipment, net	139	—	139
Right-of-use-assets	412	—	412
Other assets	30	200	230
Goodwill	13,165	55	13,220
Intangible assets, net	6,900	(700)	6,200
Total assets acquired	$24,444	$(383)	$24,061
Accounts payable	(3,557)	326	(3,231)
Accrued expenses and other current liabilities	(2,438)	163	(2,275)
Operating lease liability, current portion	(263)	—	(263)
Deferred revenue	(261)	160	(101)
Loan payable	(1,887)	—	(1,887)
Operating lease liability, net of current portion	(179)	—	(179)
Net assets acquired	$15,859	$266	$16,125

(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

(b) The measurement period adjustments were recorded in the second, third and fourth quarter of 2024 and are related to finalization of valuation of intangible assets and other assets of $0.7 million and $0.2 million, respectively, accounts payable adjustment of $0.3 million, adjustment for unrecorded liabilities of $0.2 million, deferred revenue adjustment of $0.2 million, finalization of fair value of Series B Preferred Stock issued and other immaterial adjustments of $0.1 million. These adjustments resulted in corresponding increase to goodwill of $0.1 million for the year ended December 31, 2024.

The Company recorded a step-up in the fair value of inventory of approximately $0.6 million, of which $0.4 million was amortized during the year ended December 31, 2024 and is included in Cost of fitness product revenue in the consolidated statement of operations.

The changes in intangible assets for the year ended December 31, 2024 was as follows:

(in thousands)	CLMBR
Balance at December 31, 2023	$—
Acquisitions and measurement period adjustments	6,200
Amortization	(693)
Balance at December 31, 2024	$5,507

The identified intangible assets of $6.2 million are comprised of hardware developed technology of $1.1 million that have an estimated useful life of 7 years, software developed technology of $0.3 million that have an estimated useful life of 4 years, hardware distribution of $3.7 million that have an estimated useful life of 13 years, direct-to-customer subscription of $0.3 million that have an estimated useful live of 9 years, and trademarks and trade name of $0.8 million that have an estimated useful life of 9 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. Estimated annual amortization expense for each of the next five fiscal years is included in Note 7.

Compensation Arrangements

In connection with the acquisition CLMBR, Inc. the Company has agreed to pay additional consideration in future periods. Certain employees of CLMBR, Inc. will be paid a total of $0.5 million of which $0.3 million was paid as of December 31, 2024. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and will be recorded as post-combination compensation expense in the Company's financial statements during the service period in general and administrative expenses for year ended December 31, 2024.

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc., the Sellers shall be entitled to receive a contingent payment in the form of shares of Common Stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, there were 2 contingent payments (1) based on total CLMBR sales in 2024 (5,000 units sold in 2024) and (2) based on CLMBR sales through B2B channel in 2024 (2,400 in B2B channel in 2024). Contingent payment (1) was determined at inception to be remote and therefore, $0 was recognized for the earn out as of the acquisition date. Contingent payment (2) was probable and a contingent liability of $1.3 million was recorded based on in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 5,666 Earn-Out Shares. The Company assessed the fair value as of December 31, 2024 and it was determined based on current sales that achieving the projection and likelihood of contingent payment (2) was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for year ended December 31, 2024 related to change in fair value of the earn out recorded in the consolidated statements of operations in change in fair value of earnout.

The following unaudited pro forma consolidated results of operations years ended December 31, 2024 and 2023 present consolidated information of the Company as if the CLMBR, Inc. acquisition had occurred as of January 1, 2023 (in thousands):

	Proforma
	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$5,490	$3,391
Operating Loss	(29,377)	(59,394)
Net Loss	(35,148)	(57,812)
Net loss per share – basic and diluted	$(164.29)	$(15,895.44)
Weighted average common stock outstanding – basic and diluted	213,945	3,637

The unaudited pro forma consolidated results for the years ended December 31, 2024 and 2023 were prepared using the acquisition method of accounting and are based on the historical financial information of CLMBR, Inc. and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2023. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2023.

The following unaudited consolidated results of CLMBR operations included in the consolidated statements of loss for the Company for the year ended December 31, 2024.

Year Ended December 31,

2024
Revenue	$4,570
Operating Loss	(1,667)
Net Loss	(3,038)

Note 24. Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date.

Sale of Treadway Note to Woodway

On January 14, 2025, Treadway Holdings LLC sold the February 2024 Convertible Note to Woodway USA, Inc. ("Woodway") with a balance of $3.1 million. Woodway was the guarantor of the February 2024 Convertible Note and is currently the largest customer of the Company, pursuant to the previously disclosed Exclusive Distribution Agreement, by and between the Company and the Woodway, dated as of February 20, 2024. On January 14, 2025, the Company and the Woodway entered into a Letter Agreement that amends the February 2024 Convertible Note whereby the maturity date was extended to January 30, 2026.

On March 3, 2025 the Company, CLMBR and Woodway entered into a Letter Agreement that amends Section 3(a) of the February 2024 Convertible Note to lower its conversion price to the Nasdaq Official Closing Price of $2.57 on February 28, 2025.

Sale of Woodway Note to Investor

On March 3, 2025, Woodway sold the February 2024 Convertible Note to TR Opportunities II LLC (the “Current Holder”) with outstanding principal and interest of $3.1 million.

On March 3rd and 4th, the Current Holder converted a total of $1,212,400 owed pursuant to the Amended and Restated Note into a total of 471,750 shares of Common Stock.

Loss Restoration Settlement Agreement

On January 23, 2025, the Company and Vertical Investors LLC entered into a Settlement Agreement, pursuant to which the Company issued 496,246 shares of the Company’s Series C Preferred Stock, par value $0.0001 per share, to Vertical Investors LLC as payment of the $992,492 Net Trade Value as of settlement date pursuant to the Loss Restoration Agreement.

From February 12, 2025 to March 20, 2025, Vertical Investors LLC has converted 2,801,250 shares of the Company’s Series C Preferred Stock into 1,723,846 shares of the Company’s Common Stock.

Preferred Stock Dividends

Pursuant to the Certificate of Designations of Series C Preferred Stock, on January 23, 2025, the Board of Directors of the Company declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 126,515 shares of Series C Preferred Stock in the aggregate.

Pursuant to the Certificate of Designations of Series A Preferred Stock, on January 23, 2025, the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 112,334 shares of Series A Preferred Stock in the aggregate.

The Company issued the Series A Preferred Stock and Series C Preferred Stock dividend shares on January 23, 2025.

Convertible Note Financing January 2025

On January 28, 2025, the Company entered into that certain securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Purchase Agreement, the Company has agreed to sell, and the Investor has agreed to purchase, for approximately $2,925,000, (a) a senior secured convertible note issued by the Company (the “Note”) in the aggregate principal amount of $3,250,000, which is convertible into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), (b) warrants (the “Warrants”) to purchase up to an aggregate of 674,274 shares of Common Stock, (c) Class A incremental warrants (the “Class A Incremental Warrants”) to purchase senior secured convertible notes (the “Class A Incremental Notes”) in the aggregate principal amount of $13,000,000 and warrants to purchase up to an aggregate of 2,697,097 shares of Common Stock (the “Class A Incremental Common Warrants”) and (d) Class B incremental warrants (the “Class B Incremental Warrants”) to purchase senior secured convertible notes (the “Class B Incremental Notes”) in the aggregate principal amount of $20,000,000 and warrants to purchase up to an aggregate of 4,149,380 shares of Common Stock (the “Class B Incremental Common Warrants”) (the “Convertible Note Financing”).

The Company issued 674,274 Warrants at the Closing. The Warrants are exercisable for shares of Common Stock (the “Warrant Shares,” and collectively with the Note Conversion Shares, the “Note Conversion Securities”) at a price of $4.82 per share (the “Warrant Exercise Price”). The Warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The Warrant Exercise Price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of Common Stock and the like.

The Convertible Note Financing closed on January 29, 2025. The gross proceeds to the Company from the Convertible Note Financing, prior to the payment of transaction expenses, was $2,925,000. The Company intends to use the net proceeds for working capital and general corporate purposes.

From Jan 2025 to March 2025, the Current Holder converted a total of $1,989,680 owed pursuant to the January 28, 2025 Convertible Note into a total of 826,950 shares of Common Stock.

Exchange Agreement

As previously disclosed, from 2019 to 2021, the Company entered into the following five promissory notes (collectively, the “Former Principal Stockholder Notes”) with a then-principal stockholder (the "Former Principal Stockholder”) of the Company:

On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes to an accredited investor that is managed by an ATW Partners related entity (the “Exchange Agreement Investor”). The Selling Stockholder is also managed by an ATW Partners related entity.

On February 4, 2025, the Company and the Exchange Agreement Investor entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the Exchange Agreement Investor exchanged the Former Principal Stockholder Notes for five new secured promissory notes of the Company secured by the Company’s assets (the “Exchange Notes”). Note 1 was exchanged for “Exchange Note 1”, Note 2 was exchanged for “Exchange Note 2”, Note 3 was exchanged for “Exchange Note 3”, Note 4 was exchanged for “Exchange Note 4”, and Note 5 was exchanged for “Exchange Note 5”. The Exchange Notes were offered, sold, and issued by the Company to the Exchange Agreement Investor pursuant to the exemption provided in Section 3(a)(9) under the Securities Act.

The principal amounts of the Exchange Notes are as follows: Exchange Note 1 principal amount: $2,819,830, Exchange Note 2 principal amount: $1,552,067, Exchange Note 3 principal amount: $274,281, Exchange Note 4 principal amount: $371,813, and Exchange Note 5 principal amount: $362,350.

The Exchange Notes accrue interest at a rate of 5% per annum, subject to adjustment from time to time as set forth in the Exchange Notes. The maturity date of Exchange Note 1 and Exchange Note 3 is May 5, 2025. The maturity date of Exchange Note 2, Exchange Note 4 and Exchange Note 5 is April 4, 2025.

The Exchange Notes are convertible (in whole or in part) at any time prior to the maturity date into the number of shares of Common Stock equal to (x) the sum of (A) the portion of the principal of the Exchange Note to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to the principal of the Exchange Note, (C) accrued and unpaid late charges with respect to the principal of the Exchange Note and interest, and (D) any other unpaid amounts pursuant to the Exchange Agreement, if any, divided by (y) a conversion price of $2.04 per share, subject to adjustment as provided in the Exchange Notes (such shares, the “Exchange Agreement Note Conversion Shares”). Up to 2,637,422 Exchange Agreement Note Conversion Shares are issuable to the Exchange Agreement Investor if the entire principal amount is converted into shares of Common Stock at a $2.04 conversion price per share.

The Exchange Notes, in the aggregate principal amount of $5.4 million were fully converted into 2,642,878 shares of Common Stock in February 2025.

Loan Agreement

On January 29, 2025, the Company, as lender, entered into a Loan Agreement (the “Loan Agreement”) with Sportstech Brands Holding GmbH (“Sportstech” or “Borrower”), as borrower. Although the Loan Agreement was entered into on January 27, 2025, it became effective upon the first tranche of $1,122,222 (inclusive of the original issue discount and legal bill deduction) being advanced by the Company to the Borrower on January 29, 2025.

The Loan Agreement provides for a $2,250,000 loan facility (the “Loan”) that terminates on April 30, 2025 (the “Termination Date”). The Loan accrues interest at a rate of 10% per annum, subject to adjustment from time to time as set forth in the Note, and has a discount at an amount equal to 10% of the principal amount. The Loan shall be advanced in tranches of no less than $250,000 per tranche. Pursuant to the Loan Agreement, the Borrower has the option, upon delivery of a written request, to extend the term of the Loan for an additional eight-month period, such that the Termination Date will be extended to December 30, 2025.

In connection with the Loan Agreement, the Company, the Borrower, and the sole shareholder of the Borrower (the “Pledgor”) entered into a Share Pledge Agreement on January 27, 2025 (the “Share Pledge Agreement”). Pursuant to the Share Pledge Agreement, the Pledgor has pledged his share interest as collateral to secure the Borrower’s obligations under the Loan Agreement. In addition, on January 27, 2025, the Company, the Borrower and the Pledgor entered into a Suretyship Agreement, pursuant to which the Pledgor has agreed to act as surety for the Borrower’s obligations under the Loan Agreement.

Binding LOI

On February 10, 2025, the Company, Sportstech and Mr. Ali Ahmad, the sole shareholder of Sportstech, entered into a Binding Transaction Agreement (the “Agreement”), pursuant to which the Company will acquire Sportstech in a transaction (the “Transaction”) comprised of an initial investment (the “Initial Investment”) and three optional investment tranches (each, an “Optional Investment”), which are callable, subject to performance metrics, by Mr. Ahmad or an entity connected to him.

Pursuant to the Agreement, in the Initial Investment, the Company will acquire an approximately 99.8% stake in Sportstech with a $15,000,000 capital increase through contribution in kind of the Company’s Series D Non-voting Convertible Preferred Stock to be newly created, all of which will be issued to Sportstech at the closing of the Transaction. The conversion price of the Initial Investment into the Company’s Common Stock will be determined on June 15, 2026, using the volume-weighted average price (the “VWAP”) of the previous 20 trading days, subject to compliance with Nasdaq Listing Rule 5635(d) (the “Nasdaq Minimum Price Rule”).

Optional Investment A (“Optional Investment A”) provides an option to call a capital increase of up to $10,000,000 through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the EU-sourced EBITDA earned above $3,500,000 for the twelve (12) months ended March 2026, (y) multiplied by two (2). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment

A will be determined on June 15, 2026 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

Optional Investment B (“Optional Investment B”) provides an option to call a capital increase of up to $10,000,000 through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the EU-sourced EBITDA earned above $5,500,000 for the twelve (12) months ended March 2027, (y) multiplied by two (2). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment B will be determined on June 15, 2027 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

Optional Investment C (“Optional Investment C”) provides an option to call a capital increase of up to $20,000,000 through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the US-sourced EBITDA earned for the twenty-four (24) months ended March 2027, (y) multiplied by three (3). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment C will be determined on June 15, 2027 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

In addition, pursuant to the Agreement, Mr. Ahmad will join the Board of Directors of the Company upon closing of the Initial Investment.

Vendor Settlement

Prior to March 5, 2025, the Company received legal services from Pillsbury Winthrop Shaw Pittman LLP (the “Recipient”). As of March 5, 2025, the Company owed the Recipient $3,958,985.85 (the “Liability”). On March 5, 2025, the Company and the Recipient entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company and the Recipient agreed to settle the Liability by issuing to the Recipient an unsecured promissory note in the principal amount of $3,958,985.85 (the “Settlement Note”). The Settlement Note has a maturity date of October 15, 2025 and accrues interest at a rate of 12% per annum.

Convertible Note Financing March 2025

On January 28, 2025, the Company entered into that certain securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Purchase Agreement, the Company sold and the Investor agreed to purchase, Class A incremental warrants (the “Class A Incremental Warrants”) to purchase senior secured convertible notes (the “Class A Incremental Notes”) in the aggregate principal amount of $13,000,000 and warrants (the “Class A Incremental Common Warrants”) to purchase an aggregate of 2,697,097 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”).

On March 11, 2025, the Investor elected to exercise the Class A Incremental Warrants (the “Warrant Exercise”) to purchase the Class A Incremental Notes for an aggregate principal amount of $4,000,000 and, as a result, was issued the Class A Incremental Common Warrants to purchase an aggregate of 829,876 shares of Common Stock. The exercise price of the Class A Incremental Common Warrants is $3.06 per share. The gross proceeds to the Company from the Warrant Exercise were approximately $3,600,000, before deducting legal fees and other estimated expenses.