Form 10-K/A
period 2024-12-31
Interactive Strength, Inc.
filed 2025-04-30
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

The number of shares of Registrant’s Common Stock outstanding as of April 29, 2025 was 9,048,435.

EXPLANATORY NOTE

On March 31, 2025, Interactive Strength Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2025 annual meeting of stockholders will be filed within 120 days of December 31, 2024. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Executive Officers and Directors

The following table sets forth information regarding our current directors, executive officer, non-executive and other officers:

Name	Age	Position

Executive Officer
Trent A. Ward	44	Co-Founder, Chief Executive Officer, Chairperson and Director
Non-Executive Officer
Deepak M. Mulchandani	53	Chief Technology Officer and Director
Additional Officer
Michael J. Madigan	47	Chief Financial Officer
Non-Employee Directors
Aaron N. D. Weaver(1)(2)(3)	44	Director
Kirsten Bartok Touw(1)(2)(3)	52	Director
David P. Leis(1)	49	Director

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

Non-Employee Directors

Aaron N. D. Weaver has served as a member of our board of directors since March 2022. Mr. Weaver served as a Portfolio Manager at Apeiron from May 2020 to April 2023 with a focus on the life sciences and technology sectors. From May 2019 to May 2020, Mr. Weaver served as legal counsel and in a lead fundraising role at Atai Life Sciences, a pharmaceutical company. From October 2018 to March 2019, Mr. Weaver served as a legal contractor at Lloyds Banking Group, a financial services company. From August 2015 to July 2017, Mr. Weaver was an investment banker at Credit Suisse Group AG in London within the Capital Markets Solutions team, advising on capital structuring and issuances for a full spectrum of corporate issuers from pre-revenue companies to public listed companies. Mr. Weaver was a capital markets solicitor at Allen & Overy LLP (London) from 2007 to 2013. Mr. Weaver currently serves on the boards of Bionomics Limited (Nasdaq: BNOX), MagForce AG, Endogena Therapeutics, Inc., and Rejuveron Life Sciences AG. Mr. Weaver holds a Masters in Law from the Queensland University of Technology, a Bachelor of Law from University of Queensland and a Bachelor of Business Management from University of Queensland. Mr. Weaver is a Chartered Financial Analyst and a registered solicitor in the United Kingdom.

Kirsten Bartok Touw has served as a member of our board of directors since April 2023. Ms. Bartok Touw has been the Co-President and Chief Operating Officer and a member of the board of directors of New Vista Acquisition Corp., a special purpose acquisition company since December 2020. Ms. Bartok Touw is the co-founder and managing partner of AirFinance, which has financed more than $1.2 billion across a variety of structured products to aerospace companies, their suppliers, and their customers globally since 2008. Ms. Bartok Touw is also an active early-stage investor in emerging technologies. Prior to AirFinance, from 2009 to 2012, Ms. Bartok Touw was Vice President, Structured Finance & Corporate Development at Hawker Beechcraft Corporation, where she helped lead the company’s expansion into Asia, joint ventures, mergers and acquisitions, and sales financing. Prior to Hawker, from 2005 to 2008, Ms. Bartok Touw co-founded XOJET, Inc., serving on its board of directors and as Chief Financial Officer. Before co-founding XOJET, Inc., Ms. Bartok Touw spent over 12 years in private equity and venture capital at Alpine Investors and JPMorgan Partners/Chase Capital Partners technology team. Ms. Bartok Touw began her career as an investment banker at Goldman Sachs. She received a bachelor’s degree from the University of Pennsylvania and a Masters in Business Administration from Stanford University’s Graduate School of Business. She also serves on the board of the French American Foundation and on the National Business Aviation Association’s Advisory Council.

David Leis has served as a member of our board of directors since April 26, 2024. Mr. Leis has been the co-founder of Pluperfect and one of the firm’s Managing Partners since April 2013. Prior to Pluperfect, from 2007 to 2013, Mr. Leis was a Senior Partner at Lippincott in New York where he co-led the firm’s experience innovation offering and served as the relationship and brand strategy lead for a number of Lippincott’s marquee clients. Prior to Lippincott, from 2003 to 2006, he was a Partner at Oliver Wyman, where he helped clients navigate strategic reinvention, customer alignment and positioning. Prior to Oliver Wyman, from 2000 to 2003, Mr. Leis was an Associate at Stone Point Capital, a $40 billion private equity fund where he invested in venture stage companies in the media and technology sectors. Mr. Leis began his career as a strategy consultant at Mercer Management Consulting. He received a bachelor’s degree from the Wharton School at the University of Pennsylvania.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Independence

Our board of directors consists of five (5) members. Our board of directors determined that Ms. Bartok Touw and Mr. Leis qualify as an independent director under applicable SEC and Nasdaq rules. In addition, after the resignation of Mr. Weaver from Apeiron and based on a review of the applicable SEC and Nasdaq rules, our board of directors determined that Mr. Weaver qualifies as an independent director. Specifically, our board of directors undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors determined that each of Ms. Bartok Touw, Mr.

Weaver and Mr. Leis does not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that Ms. Bartok Touw, Mr. Weaver, and Mr. Leis are “independent” as that term is defined under applicable SEC and Nasdaq rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director and the transactions described in “Certain Relationships and Related Party Transactions.” In making this determination with respect to Mr. Weaver, our board of directors also considered the nature of Apeiron’s investment in the Company, the prior advisory services rendered by Apeiron, the nature of Mr. Weaver’s employment position with Apeiron as a portfolio manager and not a director, partner, or executive or senior officer, his direct and indirect ownership of less than 10% in Apeiron, and his resignation from Apeiron.

Board Structure

Our directors are divided into three classes serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2025, 2026, and 2027, respectively. At each annual meeting of stockholders, directors will be appointed to succeed the class of directors whose terms have expired. This classification of our board of directors could have the effect of increasing the length of time necessary to change the composition of a majority of our board of directors. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of our board of directors. Our current directors are divided among the three classes as follows:

•
the Class I directors are Messrs. Mulchandani and Leis, and their term will expire at the annual meeting of stockholders to be held in 2027;
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

No compensation of any kind (whether cash, stock, or options) was paid to our directors, who are not full-time officers or employees, who served during the year ended December 31, 2024. Accordingly, Messrs. Weaver and Leis and Ms. Bartok Touw received no compensation for serving as directors.

Non-Employee Director Compensation Policy

We have not historically paid cash retainers or other compensation with respect to service on our board of directors. We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors.

Although we have adopted a non-employee director compensation policy, this policy was not utilized in 2024. This policy provides for the annual grant of stock options under the Interactive Strength Inc. 2023 Stock Incentive Plan (the “2023 Plan”) following the conclusion of each regular annual meeting of our stockholders, to each non-employee director who will continue serving as a member of our board of directors. The annual option award will be with respect to a number of shares of common stock with an aggregate fair market value as determined under the 2023 Plan equal to $120,000 calculated on the date of grant. This number of shares underlying each such award will be equal to $120,000 divided by the estimated Black-Scholes value of such stock options as of the date of grant, rounded down to the nearest whole share. Each annual option award will be granted with an exercise price per share equal to the fair market value on the date of grant and will become fully vested, subject to continued service as a director, on the earliest of the 12-month anniversary of the date of grant, the next annual meeting of stockholders following the date of grant, or the consummation of a change in control (as defined in the 2023 Plan).

If a non-employee director is elected to our board of directors other than at an annual meeting of our stockholders, such non-employee director will receive an award of stock options upon election to our board of directors that is consistent with the foregoing, provided that such grant will be prorated based on the number of calendar days remaining before (i) the next annual meeting of stockholders, if scheduled, or (ii) the date of the first anniversary of the last annual meeting of stockholders, if the next annual meeting is not yet scheduled.

Each non-employee director who joins the board of directors as a non-employee member will receive a stock option award under the 2023 Plan with an aggregate fair value determined under the 2023 Plan with a grant date fair value as determined under the 2023 Plan equal to $240,000 calculated on the date of grant. The number of shares underlying each such award will be equal to $240,000 divided by the estimated Black-Scholes value of such stock options as of the date of grant, rounded down to the nearest whole share. This option award will be granted with an exercise price per share equal to the fair market value on the date of grant and will vest, subject to continued service as a director, in equal annual installments over three years or, if earlier, the consummation of a change in control (as defined in the 2023 Plan).

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

Non-Employee Director Share Ownership Policy

Our board of directors adopted a share ownership policy for its non-employee directors to further align the personal interests of such directors with the interests of our stockholders. Under such policy, each non-employee director is expected to acquire, and continue to hold during the term of his or her service on our board of directors, ownership of shares of our common stock having a specified minimum value as determined by our board of directors. Such policy requires non-employee directors to hold a specified minimum percentage of the shares acquired through any of our equity incentive plans (net of the number applied to pay applicable taxes) until the share ownership policy is satisfied. This policy was not implemented in 2024.

Board Committees

Our board of directors established an audit committee, a compensation committee, and a nominating and corporate governance committee. Our board of directors adopted a charter for each of these committees, which complies with the applicable requirements of current Nasdaq rules. We intend to comply with future requirements to the extent they are applicable to us. Copies of the charters for each committee are available on the investor relations page of our website (www.interactivestrength.com). The inclusion of our website address in this prospectus statement is an inactive textual reference only.

Audit Committee

Our audit committee consists of Ms. Bartok Touw, Mr. Weaver, and Mr. Leis. Ms. Bartok Touw is the chairperson of our audit committee. The composition of our audit committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. In addition, our board of directors determined that each member of the audit committee is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee is directly responsible for, among other things:

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

Code of Ethics

Our board of directors adopted a code of ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior financial officers. The full text of our codes of business conduct and ethics is posted on the investor relations page of our website (www.interactivestrength.com). The inclusion of our website address in this prospectus is an inactive textual reference only. We intend to disclose future amendments to our codes of business conduct and ethics, or any waivers of such code, on our website or in public filings. Information contained on, or that can be accessed through, our website is not incorporated by reference in this prospectus and does not form a part of this prospectus.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for the years ended December 31, 2024 and 2023 were Trent A. Ward, our Chief Executive Officer, and Michael J. Madigan, our Chief Financial Officer.

The following table presents the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2024 and December 31, 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Trent A. Ward	2024	300,000	-	-	-	-	300,000
Chief Executive Officer	2023	295,000	-	19,755,877	-	-	20,050,877
Michael J. Madigan	2024	250,000	-	-	-	-	250,000
Chief Financial Officer	2023	235,675	-	621,813	-	-	857,488

(1)
The amounts in this column represent the aggregate grant-date fair value of awards granted to the named executive officer, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. See Note 16 to the notes to our audited consolidated financial statements included elsewhere in this prospectus for a discussion of the assumptions we made in determining the grant-date fair value of our equity awards. Each of the stock option awards granted to Mr. Ward in 2021 was cancelled on August 31, 2022. In connection with the cancellation of these awards, Mr. Ward received two new stock option grants. The first grant, which was fully vested upon grant, was an option to purchase 20 shares of our common stock. The second grant was also an option to purchase 20 shares of our common stock, 10 of which vested on December 1, 2022, 5 of which will vest of December 1, 2023, and the remainder of which will vest ratably over the 12-month period between December 1, 2023 and December 1, 2024. On January 24, 2023, our board of directors approved a common stock repricing whereby previously granted and unexercised options held by certain current employees, including Mr. Ward, with exercise prices above $2,051.40 per share were repriced on a one-for-one-basis to $2,051.40 per share. There was no modification to the other terms, including the vesting schedules, of the previously issued options. We will treat the repricing as a modification of the original awards and calculate additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date.

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

In evaluating the roles, responsibilities, authority, titles, and functions of our management team, our board of directors has determined that Trent A. Ward, our co-founder and Chief Executive Officer, was one of our executive officers in 2023 and 2024. We based this determination on an analysis of several factors, including those articulated in the applicable rules and regulations of the SEC. Specifically, since our inception in 2017, Mr. Ward has held, and is expected to continue to hold for the foreseeable future, primary and ultimate responsibility, authority, and operational decision-making functions over the principal operations, business units, and functions of the Company, including all significant policymaking authority. In addition, we believe this determination is appropriate in light of the current size and scope of our business and operations and the relatively early growth stage of the Company. For 2023 and 2024, Michael J. Madigan, our Chief Financial Officer and principal financial officer and principal accounting officer, was also deemed to be an executive officer. We intend to continue to evaluate the roles and responsibilities of our management team as our business and operations evolve, and to reassess the designation and composition of our executive officers as appropriate and in consideration of applicable rules and regulations.

Base Salaries

In 2023 and 2024, base salaries were set at a level that was commensurate with Mr. Ward’s and Mr. Madigan’s respective duties and authorities, contributions, prior experience, and sustained performance.

Executive Annual Incentive Plan

We have adopted the Executive Annual Incentive Plan (the “Annual Incentive Plan”). The Annual Incentive Plan is administered by the compensation committee. Only key employees designated by the compensation committee as participants are eligible to participate in the Annual Incentive Plan. The Annual Incentive Plan was not utilized in 2024.

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

Following the completion of our initial public offering in 2023, equity awards were granted to our employees, including Mr. Ward and Mr. Madigan, under the Interactive Strength Inc. 2023 Stock Incentive Plan (as described below). No awards were granted in 2024.

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

Employment Letter Agreement with Trent A. Ward

On June 30, 2021, we entered into an employment letter agreement with Mr. Ward to memorialize the terms of his continued employment with us. On October 27, 2022, we entered into a new offer letter with Mr. Ward which replaced and superseded his initial offer letter. The new offer letter provides for an annual base salary of $240,000 for the remainder of the 2022 calendar year and, effective January 1, 2023, an annual base salary of $300,000. The new offer letter also provides that, beginning with the 2024 calendar year, Mr. Ward will have an annual bonus target of 75% of base salary. Lastly, the new offer letter provides that Mr. Ward is eligible to receive severance benefits under our Executive Severance Plan, as described in more detail under “- Potential Payments upon Termination or Change in Control.” Effective January 1, 2025, Mr. Ward's annual base salary increased to $375,000.

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

Employment Letter Agreement with Michael J. Madigan

On September 27, 2022, we entered into an employment letter agreement with Mr. Madigan to memorialize the terms of his continued employment with us. The employment letter agreement provides for a starting annual base salary of $227,000, and that Mr. Madigan would be eligible to receive a retention bonus of $25,000, to be payable on or around the anniversary of his start date. Lastly, pursuant to the employment letter agreement, Mr. Madigan received a stock option grant to purchase 55 shares of our common stock, subject to vesting requirements as described in more detail under “- Outstanding Equity Awards at 2023 Year End.” Effective June 16, 2023, the retention bonus was cancelled, and Mr. Madigan’s annual base salary increased to $250,000. Effective January 1, 2025, Mr. Madigan's annual base salary increased to $300,000.

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

Outstanding Equity Awards at 2024 Year End

The following table presents information regarding outstanding equity awards held by Mr. Ward and Mr. Madigan, our named executive officers, as of December 31, 2024. All of the option awards were granted under the 2020 Plan and the 2023 Plan. The terms of the 2020 Plan and 2023 Plan are described below under “Equity Incentive Plans.” All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant

				Number of	Number of
				Securities	Securities
				Underlying	Underlying	Option
			Vesting	Unexercised	Unexercised		Option
				Options	Options	Exercise
Name	Grant Date		Commencement	Exercisable	Unexercisable	Price	Expiration
			Date	(#)	(#)	($)	Date

Trent A. Ward	8/31/2022	(1)	12/1/2022	10	—	$2,051.40	8/30/2032
Chief Executive Officer	1/31/2023	(2)	1/31/2023	117	—	$2,051.40	1/30/2033
	6/7/2023	(3)	6/7/2023	—	125	$19,440.00	6/6/2033
	12/20/2023	(4)	12/20/2023	8	—	$3,680.00	12/19/2033
Michael J. Madigan	10/27/2022	(5)	9/29/2022	1	—	$6,000.00	10/26/2032
Chief Financial Officer	1/31/2023	(6)	2/28/2023	7	—	$2,051.40	1/30/2033
	6/7/2023	(3)	6/7/2023	—	9	$19,440.00	6/6/2033
	12/20/2023	(4)	12/20/2023	15	—	$3,680.00	12/19/2033

(1)
This option is subject to vesting over a 24-month period, with 50% vesting on December 1, 2022, 25% vesting on December 1, 2023, and the remaining 25% vesting in twelve (12) equal monthly installments thereafter. This option is subject to an early exercise provision and was immediately exercisable upon its grant date. On January 24, 2023, our board of directors approved a common stock repricing whereby previously granted and unexercised options held by certain current employees, including Mr. Ward, with exercise prices above $2,051.40 per share were repriced on a one-for-one-basis to $2,051.40 per share. There was no modification to the other terms, including the vesting schedules, of the previously issued options. We treat the repricing as a modification of the original awards and calculate additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date.
(2)
This option is subject to vesting over a 3 year period, with 33.33% vesting on January 31, 2023, 33.33% vesting on January 1, 2024, and 33.34% vesting on March 31, 2025.
(3)
This option vesting is contingent on the Company's share price meeting certain targets. 1/3 of the Shares subject to the Option shall vest if and when the per Share price is at least $48,000 per Share calculated based on the 30-Day VWAP; 1/3 of the Shares subject to the Option shall vest if and when the per Share price is at least $64,000 per Share calculated based on the 30-Day VWAP; and 1/3 of the Shares subject to the Option shall vest if and when the per Share price is at least $80,000 per Share calculated based on the 30-Day VWAP.
(4)
This option is subject to vesting over a 12-month period.
(5)
This option vesting was accelerated and is fully vested as of January 1, 2023. This option is subject to an early exercise provision and was immediately exercisable upon its grant date.
(6)
This option is subject to vesting over a 26-month period, with 15% vesting on February 28, 2023, 2.5% vesting in twenty four (24) equal monthly installments, and the remaining 25% vesting on March 31, 2025.

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

Equity Incentive Plans

2020 Equity Incentive Plan

The following is a description of the material terms of our 2020 Equity Incentive Plan (the “2020 Plan”). The summary below does not contain a complete description of all provisions of the 2020 Plan and is qualified in its entirety by reference to the 2020 Plan, a copy of which is included as an exhibit to the Company's Registration Statement on Form S-1, filed with the SEC on January 11, 2024.

General. The 2020 Plan was adopted by our board of directors on December 15, 2020 and subsequently approved by our stockholders.

As of December 31, 2022, options to purchase a total of 112 shares of our common stock were outstanding under the 2020 Plan. The weighted-average exercise price of the options outstanding under the 2020 Plan is $9,200.00 per share.

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

Authorized Shares. We previously reserved 620 shares of our common stock for issuance under the 2020 Plan. In the event of a stock split, reverse stock split, stock dividend, recapitalization, subdivision, combination, reclassification of the shares, or other change in our capital structure affecting shares without consideration, the administrator of the 2020 Plan will proportionately adjust (i) the number and class of shares (or other securities) that thereafter may be made the subject of awards, (ii) the number, and class of shares (or other securities or property) subject to any outstanding awards, and/or (iii) the purchase or exercise price of any outstanding awards, in each case to the extent necessary to prevent diminution or enlargement of the level of incentives intended by the 2020 Plan and the then-outstanding awards.

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

2023 Stock Incentive Plan

On January 24, 2023, our board of directors approved and adopted, subject to stockholder approval, the Interactive Strength Inc. 2023 Stock Incentive Plan (the “2023 Plan”), and our stockholders approved the 2023 Plan on January 26, 2023. The 2023 Plan became effective upon the completion of our initial public offering. Once the 2023 Plan became effective, no further grants were made under our 2020 Plan. This summary is not a complete description of all provisions of the 2023 Plan and is qualified in its entirety by reference to the 2023 Plan, which is filed as an exhibit to the Company's Registration Statement on Form S-1, filed with the SEC on January 11, 2024.

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

Share Reserve. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2023 Plan will be 401 shares (as adjusted for stock splits, stock dividends, combinations, and the like), plus (x) any shares underlying outstanding awards under the 2020 Plan that are subsequently forfeited or terminated for any reason before being exercised or becoming vested, not issued because an award is settled in cash, or withheld or reacquired to satisfy the applicable exercise, or purchase price, or a tax withholding obligation, plus (y) the number of shares which, but for the termination of the 2020 Plan immediately prior to the completion of our initial public offering, were reserved under the 2020 Plan but not at such time issued or subject to outstanding awards under the 2020 Plan, plus (z) an annual increase on the first day of each calendar year, for a period of not more than ten years, beginning on January 1, 2024 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (i) 5% of our outstanding shares on the last day of the immediately preceding calendar year or (ii) such lesser amount (including zero) that the compensation committee (as defined below) determines for purposes of the annual increase for that calendar year.

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

Shares issued under the 2023 Plan are, and will be, authorized but unissued shares, treasury shares, or previously issued shares. As of December 31, 2023, we have granted awards and issued 431 shares of common stock, in each case under the 2023 Plan.

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

2023 Employee Stock Purchase Plan

On January 24, 2023, our board of directors approved and adopted, subject to stockholder approval, the Interactive Strength Inc. 2023 Employee Stock Purchase Plan (the “ESPP”), and our stockholders approved the ESPP on January 26, 2023. The ESPP became effective upon the completion of our initial public offering. This summary is not a complete description of all provisions of the ESPP and is qualified in its entirety by reference to the ESPP, which is filed as an exhibit to the Company's Registration Statement on Form S-1, filed with the SEC on January 11, 2024.

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

Shares Available for Issuance. The ESPP has 81 authorized but unissued shares of our common stock (as adjusted for stock splits, stock dividends, combinations, and the like) reserved for issuance upon becoming effective, plus an additional number of shares of our common stock to be reserved annually on the first day of each calendar year for a period of not more than ten years, beginning on January 1, 2024, in an amount equal to the least of (i) 1% of the outstanding shares of our common stock on such date, (ii) 9 shares (as adjusted for stock splits, stock dividends, combinations, and the like), or (iii) a lesser amount (including zero) that the compensation committee determines for purposes of the annual increase for that calendar year.

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

International Participation. To provide us with greater flexibility in structuring our equity compensation programs for our non-U.S. employees, the ESPP also permits us to grant employees of our non-U.S. subsidiary entities rights to purchase shares of our common stock pursuant to other offering rules or sub-plans adopted by the compensation committee in order to achieve tax, securities law or other compliance objectives. While the ESPP is intended to be a qualified “employee stock purchase plan” within the meaning of Code Section 423, any such international sub-plans or offerings are not required to satisfy those U.S. tax code requirements and therefore may have terms that differ from the ESPP terms applicable in the U.S. However, the international sub-plans or offerings are subject to the ESPP terms limiting the overall shares available for issuance, the maximum payroll deduction rate, maximum purchase price discount and maximum offering period length.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 29, 2025 by:

•
each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and
•
all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.

Percentage ownership of our common stock is based on 9,048,435 shares of Common Stock outstanding on April 29, 2025. Unless noted otherwise, the address of all listed stockholders is 1005 Congress Avenue, Suite 925, Austin, Texas 78701. Our executive officers and directors, collectively, own less than one tenth of one percent (0.1%) of our shares outstanding.

Number of Shares Beneficially Owned (#)
Name of Beneficial Owner
Directors and Executive Officers
Trent Ward (1)	303
Deepak M. Mulchandani (2)	110
Aaron N. D. Weaver(3)	10
Kirsten Bartok Touw(4)	14
Michael J. Madigan (5)	22
David P. Leis	—
All executive officers and directors as a group (6 individuals)(6)	459

(1)
Consists of (i) 163 shares of common stock held by Mr. Ward individually; (ii) 140 shares of common stock subject to stock options exercisable within 60 days of April 29, 2025; and (iii) 5 shares of common stock held of record by Trent Ward Investments LLC, for which Mr. Ward serves as manager and is deemed to hold voting and dispositive power.
(2)
Consists of 1 share of common stock and 109 shares of common stock subject to stock options exercisable within 60 days of April 29, 2025.
(3)
Consists of 10 shares of common stock subject to stock options exercisable within 60 days of April 29, 2025.
(4)
Consists of 4 shares of common stock and 10 shares of common stock subject to stock options exercisable within 60 days of April 29, 2025.
(5)
Consists of 22 shares of common stock subject to stock options exercisable within 60 days of April 29, 2025.
(6)
Includes 291 shares of common stock subject to stock options exercisable within 60 days of April 29, 2025.

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

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party other than compensation arrangements, which are described where required under “Management - Director Compensation” and “Executive Compensation.”

Offer Letter

We have entered into an offer letter with our Chief Executive Officer, Trent A. Ward. Mr. Ward is also a director. See “Executive Compensation - Narrative to Summary Compensation Table - Offer Letter with Our Named Executive Officer.”

Other Agreements with Related Parties

Senior Secured Notes

In March 2023, the Company issued $0.5 million of senior secured notes to a related party, with associated warrants, in lieu of future cash interest payments under the senior secured notes issued to such investor. In May 2023, the Company repaid the $0.5 million in senior secured notes to a related party.

November Bridge Loans

In November 2023, the Company issued secured promissory notes of approximately $0.8 million with a related party. In connection with the issued secured promissory notes the Company entered into warrant agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement.

CLMBR Acquisition

The Company assumed secured promissory notes in connection with the acquisition of CLMBR, Inc. in February 2024 of approximately $0.5 million with a related party. The secured promissory notes were converted to Series A Preferred Stock in February 2024.

Promissory Notes

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the aggregate fees for professional services provided by Deloitte for the years ended December 31, 2024 and 2023.

	Year ended December 31,
(in thousands)	2024	2023
Audit Fees	$1,442,000	$1,425,000
Other Audit-Related Fees	231,000	—
Total Fees	$1,673,000	$1,425,000

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s annual report on Form 10-K and in the Company’s quarterly reports on Form 10-Q, the audit of significant one time transactions, comfort letters or other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2024 and 2023 were approximately $1.4 million and $1.4 million, respectively.

Other Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by Deloitte that are reasonably related to the performance of the audit or review of the registrant’s financial statements in connection with the Company's acquisition and other registration statements and are not reported under “Audit Fees” for the fiscal years ending December 31, 2024 and 2023 were approximately $0.2 million and $0.0 million, respectively.

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
2.1

Agreement for the Sale and Purchase of the Entire Issued Share Capital and Loan Notes of Wattbike (Holdings) Limited, dated as of April 8, 2025, by and among Interactive Strength Inc., the Shareholders and the Loan Note Holders (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 11, 2025).

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

10.39

March 2025 Settlement Agreement, dated as of March 31, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 4, 2025).

10.40

Letter Agreement, dated April 18, 2025, by and among Interactive Strength Inc., CLMBR Holdings LLC, and TR Opportunities II LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 18, 2025).

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
19.1	Interactive Strength Inc. Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed March 31, 2025).

21.1

Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023.

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference from Exhibit 23.1 to the registrant’s Annual Report on Form 10-K filed March 31, 2025).
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 to the registrant’s Annual Report on Form 10-K filed March 31, 2025).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.2 to the registrant’s Annual Report on Form 10-K filed March 31, 2025).

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
32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the registrant’s Annual Report on Form 10-K filed March 31, 2025).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the registrant’s Annual Report on Form 10-K filed March 31, 2025).

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

INTERACTIVE STRENGTH INC.

Date: April 30, 2025	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer)

INTERACTIVE STRENGTH INC.

Date: April 30, 2025	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial and Accounting Officer)