Form 10-Q
period 2025-03-31
Interactive Strength, Inc.
filed 2025-05-19
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2025, the registrant had 10,068,435 shares of common stock, $0.0001 par value per share, outstanding.

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-for-40 reverse stock split that was effective on June 14, 2024 and the 1-for-40 reverse stock split that was effective on November 11, 2024.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,207	$138
Accounts receivable	1,764	1,426
Inventories, net	3,186	3,868
Derivatives	95	—
Vendor deposits	1,151	1,976
Loan receivable	2,183	—
Prepaid expenses and other current assets	858	810
Total current assets	11,444	8,218
Property and equipment, net	80	116
Right-of-use-assets	338	415
Intangible assets, net	5,653	6,106
Long-term inventories, net	2,869	2,822
Vendor deposits long term	1,172	310
Goodwill	13,220	13,220
Other assets	3,040	2,963
Total Assets	$37,816	$34,170
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,698	$11,169
Accrued expenses and other current liabilities	3,311	3,975
Operating lease liability, current portion	194	261
Deferred revenue	66	77
Loan payable	7,282	8,569
Income tax payable	7	7
Derivatives	959	73
Convertible note payable	1,739	2,750
Total current liabilities	21,256	26,881
Operating lease liability, net of current portion	154	170
Warrant liabilities	767	4
Convertible note payable noncurrent	1,883	—
Total liabilities	$24,060	$27,055
Commitments and contingencies (Note 15)
Stockholders' equity
Series A preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 4,671,071 and 4,658,737 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively.	1	1
Series B preferred stock, par value $0.0001; 1,500,000 shares authorized as of March 31, 2025 and December 31, 2024; 439,882 and 1,500,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively.	—	—
Series C preferred stock, par value $0.0001; 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 1,871,210 and 2,861,128 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively.	1	—
Common stock, par value $0.0001; 900,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 7,953,570 and 1,402,120 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively.	9	8
Additional paid-in capital	222,929	209,509
Accumulated other comprehensive income	204	183
Accumulated deficit	(209,388)	(202,586)
Total stockholders' equity	13,756	7,115
Total liabilities and stockholders' equity	$37,816	$34,170

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Fitness product revenue	$1,050	$53
Membership revenue	176	155
Training revenue	130	155
Total revenue	1,356	363
Cost of revenue:
Cost of fitness product revenue	(917)	(379)
Cost of membership	(423)	(1,019)
Cost of training	(320)	(165)
Total cost of revenue	(1,660)	(1,563)
Gross loss	(304)	(1,200)
Operating expenses:
Research and development	1,271	2,023
Sales and marketing	250	256
General and administrative	4,487	5,962
Total operating expenses	6,008	8,241
Loss from operations	(6,312)	(9,441)
Other (expense) income, net:
Other (expense) income, net	(111)	(370)
Interest expense	(1,764)	(2,000)
Interest income	158	—
Gain (loss) upon extinguishment of debt and accounts payable	3,037	(1,066)
Change in fair value of convertible notes	(573)	(316)
Change in fair value of derivatives	(1,487)	—
Change in fair value of warrants	449	1,799
Total other expense, net	(291)	(1,953)
Loss before provision for income taxes	(6,603)	(11,394)
Income tax expense	—	—
Net loss attributable to common stockholders	$(6,603)	$(11,394)
Net loss per share - basic and diluted	$(1.74)	$(2,681.82)
Weighted average common stock outstanding—basic and diluted	3,804,106	4,249

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,603)	$(11,394)
Other comprehensive (loss) gain:
Foreign currency translation gain	21	39
Total comprehensive loss	$(6,582)	$(11,355)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	—	$—	—	$—	—	$—	3,548	$7	$—	$161,252	$100	$(166,911)	$(5,552)
Issuance of preferred stock Series A upon conversion of debt	—	—	3,430,895	1	—	—	—	—	—	—	—	10,082	—	—	10,082
Subscription receivable for issuance of Series A preferred stock	—	—	1,500,000	—	—	—	—	—	—	—	(3,000)	—	—	—	(3,000)
Issuance of preferred stock series B upon acquisition of CLMBR, Inc.	1,500,000	2,688	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of CLMBR, Inc.	—	—	—	—	—	—	—	—	357	0	—	1,014	—	—	1,014
Issuance of Common stock upon waiver to enter into Note Agreement	—	—	—	—	—	—	—	—	63	0	—	177	—	—	177
Issuance of shares upon issuance of convertible notes	—	—	—	—	—	—	—	—	188	0	—	547	—	—	547
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	—	—	328	0	—	692	—	—	692
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	371	0	—	866	—	—	866
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	4	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	3,586	—	—	3,586
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,394)	(11,394)
Balances at March 31, 2024	1,500,000	$2,688	4,930,895	$1	—	$—	—	$—	4,859	$7	$(3,000)	$178,216	$139	$(178,305)	$(2,942)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	4,658,737	$1	1,500,000	$0	2,861,128	$0	1,402,102	$8	$—	$209,509	$183	$(202,586)	$7,115
Series A Preferred dividends declared and paid in kind	—	—	112,334	—	—	—	—	—	—	—	—	225	—	(225)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	—	—	126,515	—	—	—	—	253	—	(253)	—
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	821,500	—	—	1,594	—	—	1,594
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	3,941,578	1	—	5,798	—	—	5,799
Issuance of Common stock upon conversion of preferred stock	—	—	(100,000)	—	(1,060,118)	—	(2,801,250)	—	1,788,390	—	—	—	—	—	—
Issuance of preferred stock series C upon settlement of loss restoration agreement	—	—	—	—	—	—	1,684,817	1	—	—	—	3,127	—	—	3,128
Gain on extinguishment of related party promissory notes	—	—	—	—	—	—	—	—	—	—	—	—	—	279	279
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	2,423	—	—	2,423
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,603)	(6,603)
Balances at March 31, 2025	—	$—	4,671,071	$1	439,882	$0	1,871,210	$1	7,953,570	$9	$—	$222,929	$204	$(209,388)	$13,756

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(6,603)	$(11,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	(22)	(49)
Depreciation	36	191
Amortization	876	1,697
Non-cash lease expense	77	54
Inventory step up amortization	100	—
Stock-based compensation	2,089	3,366
(Gain) Loss on extinguishment of debt and accounts payable	(3,037)	1,066
Loss on settlement of accounts payable	551	—
Interest Income	(158)	—
Non-cash interest expense	1,306	671
Amortization of debt discount	370	1,329
Common stock issued to lender in connection with entering Equity Line of Credit Agreement	—	368
Change in fair value of convertible notes	573	316
Loss on issuance of warrants	—	345
Change in fair value of derivatives	1,487	(54)
Change in fair value of warrants	(449)	(1,799)
Changes in operating assets and liabilities
Accounts receivable	(338)	(42)
Inventories	391	(130)
Prepaid expenses and other current assets	(48)	198
Vendor deposits	(37)	46
Other assets	—	5
Accounts payable	(580)	123
Accrued expenses and other current liabilities	(35)	936
Deferred revenue	(11)	(146)
Operating lease liabilities	(83)	(56)
Net cash used in operating activities	(3,545)	(2,959)
Cash Flows From Investing Activities:
Loan to Sportstech	(2,025)	—
Acquisition of business, cash paid, net of cash acquired	—	(1,447)
Acquisition of software and content	(166)	(263)
Net cash used in investing activities	(2,191)	(1,710)
Cash Flows From Financing Activities:
Payments of loans	—	(135)
Payments of related party loans	—	(240)
Redemption on convertible notes	—	(90)
Proceeds from issuance of convertible notes, net of issuance costs	2,678	4,756
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	1,594	—
Proceeds from exercise of incremental warrants and issuance of convertible notes, net of issuance costs	3,499	—
Proceeds from the issuance of common stock from equity line of credit	—	324
Net cash provided by financing activities	7,771	4,615
Effect of exchange rate on cash	34	54
Net Change In Cash and Cash Equivalents	2,069	—
Cash and restricted cash at beginning of the period	138	—
Cash and restricted cash at end of period	$2,207	$—
Supplemental Disclosure Of Cash Flow Information:
Cash paid for Interest	88	—
Non-Cash Investing and Financing Information:
Property & equipment in accounts payable	18	18
Inventories in accounts payable and accrued expenses	205	650
Issuance of common stock and series B preferred stock for the acquisition of business	—	3,702
Issuance and offering costs in accounts payable and accrued expenses	43	69
Issuance of preferred stock through conversion of debt	—	10,082
Subscription receivable for issuance of Series A Preferred Stock for modification of loan	—	3,000
Gain on extinguishment of debt with related party	279	—
Issuance of common stock upon conversion of convertible notes	5,798	866
Issuance of Series C Preferred Stock upon settlement of loss restoration agreement	3,127	—
Issuance of common stock from convertible notes and conversion of debt	—	547
Issuance of warrants with convertible notes	1,213	—
Issuance of embedded derivatives with convertible notes	2,104	—
Series A Dividends Paid in Kind	225	—
Series C Dividends Paid in Kind	253	—
Stock-based compensation capitalized in intangible asset and other assets	334	220

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

Binding LOI - Sportstech

On February 10, 2025, the Company, Sportstech and Mr. Ali Ahmad, the sole shareholder of Sportstech, entered into a Binding Transaction Agreement (the “Agreement”), pursuant to which the Company will acquire Sportstech in a transaction (the “Transaction”) comprised of an initial investment (the “Initial Investment”) and three optional investment tranches, which are callable, subject to performance metrics, by Mr. Ahmad or an entity connected to him.

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

Optional Investment A (“Optional Investment A”) provides an option to call a capital increase of up to $10.0 million through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the EU-sourced EBITDA earned above $3.5 million for the twelve (12) months ended March 2026, (y) multiplied by two (2). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment A will be determined on June 15, 2026 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

Optional Investment B (“Optional Investment B”) provides an option to call a capital increase of up to $10.0 million through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the EU-sourced EBITDA earned above $5.5 million for the twelve (12) months ended March 2027, (y) multiplied by two (2). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment B will be determined on June 15, 2027 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

Optional Investment C (“Optional Investment C”) provides an option to call a capital increase of up to $20.0 million through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the US-sourced EBITDA earned for the twenty-four (24) months ended March 2027, (y) multiplied by three (3). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment C will be determined on June 15, 2027 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

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

The Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. See Note 22. that outlines the Company’s consideration transferred and the identifiable net assets acquired at their estimated fair value as of February 2, 2024.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $6.3 million and used net cash in its operations of $3.5 million during the three months ended March 31, 2025, and had an accumulated deficit of $209.4 million as of March 31, 2025.
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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $0.5 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become over the next year beyond the issuance date due absent management’s ability to secure additional outside capital.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As of disclosed in Notes 11 and 21, the Company had total outstanding debt, including convertible notes, of approximately $10.9 million as of the issuance date, of which approximately $9.0 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
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

As of March 31, 2025 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2024 and 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2025 the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statement of stockholders' equity as of March 31, 2025 and condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the condensed consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of March 31, 2025 and 2024, substantially all of the Company’s long-lived assets are held in the United States.

Significant Accounting Policies

During the three months ended March 31, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, except as described below.

Loan Receivable

Loan receivable consists of a loan agreement entered into with Sportstech as a form of bridge financing until the acquisition is closed. The loan agreement provides for a $2.3 million loan facility (the “Loan”) that terminates on April 30, 2025 (the “Termination Date”). The Loan accrues interest at a rate of 10% per annum, subject to adjustment from time to time as set forth in the loan agreement, and has a discount at an amount equal to 10% of the principal amount. Pursuant to the Loan Agreement, Sportstech has the option, upon delivery of a written request, to extend the term of the Loan for an additional eight-month period, such that the Termination Date will be extended to December 30, 2025. Net loan origination fees and certain direct origination expenses of $0.2 million were deferred and amortized to interest income over the contractual life of the loan using the effective interest method. The Company is currently negotiating with Sportstech to extend the Termination Date.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

3. Segment Reporting

We are organized into one operating and one reportable segment that engages in the development and sales of specialty fitness equipment and virtual training and are managed on a consolidated basis. Our chief operating decision maker (“CODM”) is our chief executive officer. Our CODM regularly reviews financial information at the operating segment level to allocate resources and to assess performance. Our CODM evaluates segment profit (loss) based on net loss, which is reported on the condensed consolidated statement of operations and comprehensive loss as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Our CODM uses net loss to allocate resources, including property and equipment and financial or capital resources, to the segments and to assess their performance by monitoring budget-to-actual and year-over-year variances.

The following tables present revenue and significant segment expenses that are included within net loss:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total Revenues	$1,356	$363
Less:
Cost of fitness product revenue (excluding depreciation and amortization)	759	338
Cost of membership (excluding depreciation and amortization)	—	2
Cost of training	320	165
Research and development (excluding stock based compensation)	572	792
General and administrative (excluding stock based compensation, depreciation and amortization)	2,040	2,426
Interest expense	1,764	2,000
Interest income	(158)	—
(Gain) loss upon extinguishment of debt and accounts payable	(3,037)	1,066
Change in fair value of derivatives	1,487	—
Change in fair value of warrants	(449)	(1,799)
Depreciation and amortization expense	1,012	1,862
Stock-based compensation expense	2,089	3,366
Transaction related expenses (1)	299	764
Vendor Settlements (2)	458	—
Other segment items (3)	803	775
Net loss	$(6,603)	$(11,394)

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(6,603)	$(11,394)

(1) Transaction costs related to acquisition of CLMBR, Inc.

(2) Costs related to vendor settlements.

(3) Other segment items included in consolidated net loss includes sales and marketing (excluding stock based compensation, depreciation and amortization), other expense, and change in fair value of convertible notes.

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

The following table presents a summary of total revenues by geographic location:

	Three Months Ended March 31, 2025
(in thousands)	CLMBR	FORME	Total
Revenue
United States
Fitness Product Revenue	$989	$61	$1,050
Membership Revenue	138	38	176
Training Revenue	90	40	130
Total Revenue	$1,217	$139	$1,356

	Three Months Ended March 31, 2024
(in thousands)	CLMBR	FORME	Total
Revenue
United States
Fitness Product Revenue	$—	$53	$53
Membership Revenue	109	46	155
Training Revenue	73	82	155
Total Revenue	$182	$181	$363

The following table presents a summary of total revenues by product:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
CLMBR	$989	$—
FORME	61	53
Total Fitness Product Revenue	1,050	53
CLMBR	138	109
FORME	38	46
Total Membership Revenue	176	155
CLMBR	90	73
FORME	40	82
Total Training Revenue	130	155
Total Revenue	$1,356	$363

5. Inventories, net

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Finished products	$3,186	$3,868
Finished products - Long Term	2,291	2,244
Raw materials - Long Term	578	578
Total inventories, net	$6,055	$6,690

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in our Taiwan facility that will be shipped to our manufacturing partners and will not be used within one year.

6. Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Pre-production tooling	$3,094	$3,094
Machinery and equipment	191	191
Leasehold improvements	186	186
Furniture and fixtures	25	25
Exercise equipment	13	13
Total	3,509	3,509
Less: Accumulated depreciation	(3,429)	(3,393)
Total property and equipment, net	$80	$116

Depreciation expense amounted to $0.04 million and $0.2 million for each of the three months ended March 31, 2025 and 2024, respectively.

7. Goodwill and Intangible Assets, net

Goodwill

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2025. As of March 31, 2025, there was no goodwill impairment. Refer to Note 22. Acquisitions for more information.

Intangible Assets, Net

Identifiable intangible assets, net consist of the following:

	As of March 31,			As of December 31,
	2025			2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-use software	$6,248	$(5,913)	$335	$6,248	$(5,649)	$599
Developed technology	1,400	(271)	1,129	1,400	(213)	1,187
Customer related	4,000	(507)	3,493	4,000	(398)	3,602
Trademark and trade name	800	(104)	696	800	(82)	718
Total identifiable intangible assets	$12,448	$(6,795)	$5,653	$12,448	$(6,342)	$6,106

Amortization expense amounted to $0.5 million and $0.7 million for each of the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, there was no intangible asset impairment.

As of March 31, 2025, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2025 (remaining)	824
2026	703
2027	598
2028	537
2029	531
Thereafter	2,460
Total	$5,653

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Security deposit	96	96
Prepaid licenses	143	50
Research and development tax credit	329	419
Other receivables	20	20
Insurance	119	46
Other prepaid	151	179
Total prepaid expenses and other current assets	$858	$810

9. Other Assets, net

Other assets, net consisted of the following:

	As of March 31,			As of December 31,
	2025			2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,789	$(6,097)	$692	$6,789	$(5,968)	$821
Capitalized software	$7,204	$(4,856)	$2,348	$6,705	$(4,563)	$2,142
Total other assets	$13,993	$(10,953)	$3,040	$13,494	$(10,531)	$2,963

Amortization expense amounted to $0.4 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued bonus	$65	$155
Accrued payroll	5	7
Accrued PTO	21	21
Accrued legal settlement	2,000	2,050
Accrued royalties	236	231
Accrued professional fees	282	454
Customer deposits	191	135
Loss restoration settlement	—	570
Other accrued expenses and current liabilities	511	352
Total accrued expenses and other current liabilities	$3,311	$3,975

Accrued legal settlement of $2.0 million represents the payments due following settlement of a lawsuit which was an assumed liability as part of the Acquisition and is further discussed in Note 15. Commitments and Contingencies.

11. Debt

Debt consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Principal stockholder promissory notes	$—	$5,348
Promissory notes	3,993	—
Term Loan	3,289	3,221
Total Loan Payable	$7,282	$8,569
Other related party convertible notes	198	193
February 2024 convertible notes	1,541	2,557
Total Convertible note payable	$1,739	$2,750
January 2025 convertible notes	—	—
March 2025 convertible notes	1,883	—
Total Convertible note payable long term	$1,883	$—
Total debt	$10,904	$11,319

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021, the Company entered into promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. See Note 20. Related Party Transactions. On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes to an accredited investor. On February 4, 2025, the Company and the accredited investor entered into an exchange agreement pursuant to which the Company issued (the “Exchange”) five new secured convertible promissory notes (the “ January 2025 Exchange Notes”). At the time of the Exchange, (1) the Company has negative cash flows from operations, history of losses, and significant accumulated deficit that raise substantial doubt about our ability to continue as a going concern and (2) the accredited investor accepted an interest rate of 5.0% on the January 2025 Exchange Notes, which is significantly lower than the default rates on the promissory notes at the time of the Exchange and therefore indicative of a concession. As a result, the Company will account for the Exchange as a troubled debt restructuring in accordance with ASC 470-60 Troubled Debt Restructurings by Debtors. The fair value of the January 2025 Exchange Notes on February 4, 2025 was $5.1 million and the carrying value of the Former Principal Stockholder Notes was $5.4 million resulting in a gain on extinguishment of $0.3 million which was recorded in the condensed consolidated statement of stockholders equity. See description of the January 2025 Exchange Notes in Note 11. Debt under heading "January 2025 Exchange Notes".

Promissory Notes

On March 5, 2025, the Company entered into an agreement to settle outstanding liabilities with prior Law Firm by issuing to the Law Firm an unsecured promissory note in the principal amount of $3.9 million which has a maturity date of October 15, 2025 and accrues interest at a rate of 12% per annum. Total interest expense of $0.03 million was recorded in the condensed consolidated statement of operations for the three months ended March 31, 2025.

Term Loan

On February 1, 2024, the Company entered into a Credit Agreement (the "Term Loan") with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of approximately $8.0 million. The term loan bears interest at Daily Simple Secured Overnight Financing Rate ("SOFR-Based Rate"), and the Company shall pay a guarantee fee of $2.3 million due on the maturity date. The guarantee fee was treated as a debt discount and accreted through interest expense through maturity date. The maturity date of the Term Loan was originally June 28, 2024. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender in exchange for reduction of outstanding debt of $3.0 million which was effective upon entering into the Loan Modification Agreement (the “Modification Agreement”) on April 24, 2024.

On April 24, 2024, (the “Effective Date”) the Company entered into the Modification Agreement with the Lender reducing the outstanding debt by $3.0 million and extending the maturity date to December 31, 2024. The Loan Modification Agreement was evaluated and determined to be a modification as the effective borrowing rate was not reduced therefore no concession were made at the time of the modification.

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

On April 24, 2024, the Company entered into a Loan Restoration Agreement with the Lender (the “Restoration Agreement”) which was amended on September 30, 2024. The Amendment revised the definition of Preferred Stock to “2,861,128 shares of Series C Preferred Stock”. Prior to the Amendment, the definition of Preferred Stock read “1,500,000 shares of Series A Preferred Stock”. The definition of Net Trade Value was amended and restated in its entirety to include the disposition of the shares of Common Stock issued pursuant to the exchange agreements entered into by and between the Borrower and the Lender and the Net Trade Value shall be determined by Lender. Furthermore, the Amendment revised the date on which the Net Trade Value received will be calculated from December 31, 2024 to December 31, 2025. The Restoration Agreement was accounted for as a derivative in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability or asset will be remeasured at each reporting period using a Monte Carlo simulation with changes in fair value recorded in the condensed consolidated statements of operations in change in fair value of derivatives. See Note 13. for further details.

On September 30, 2024, the Lender was issued 59,668 shares of Series A Preferred Stock as a dividend in kind on the shares of Series A Preferred Stock owned by the Lender (the 59,668 shares of Series A Preferred Stock combined with the 1,500,000 shares of Series A Preferred Stock already owned by the Lender is referred to herein as the “Series A Preferred Shares”). As of September 30, 2024, the outstanding principal amount of the Loan was $4.3 million (the “Loan Amount”). On September 30, 2024, the Company and the Lender entered into an Exchange and Settlement Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company and Lender agreed to exchange (a) the Series A Preferred Shares and (b) the Loan Amount (minus $2 million) for a total of 2,861,128 shares of the Company’s Series C Preferred Stock (“Series C Preferred Shares”). In connection with the Exchange Agreement, on September 30, 2024, the Company and the Lender reduced the principal amount of the Note Purchase Agreement previously entered into by the Company and the Lender to $2.0 million. The Company evaluated and determined the Exchange Agreement should be accounted for as an extinguishment. The Series C Preferred stock shares was consideration paid to settle a portion of the Loan Amount and was recognized at fair value as of the date of issuance per ASC 470. The difference between the portion of the Loan Amount settled and the fair value of Series C Preferred stock on settlement date was recognized in earnings in loss upon extinguishment of debt in the condensed consolidated statements of operations.

On January 23, 2025, the Company and the Lender entered into a Settlement Agreement, pursuant to which the Company issued 496,246 shares of the Company’s Series C Preferred Stock, par value $0.0001 per share, to the Lender as payment of the $992,492 Net Trade Value as of the settlement date pursuant to the Loss Restoration Agreement.

On March 31, 2025, the Company and the Lender entered into a Settlement Agreement, pursuant to which the Company issued 1,188,571 shares of the Company’s Series C Preferred Stock, par value $0.0001 per share, to the Lender as payment of the $2,377,142 Net Trade Value as of the settlement date pursuant to the Loss Restoration Agreement.

The carrying value of the Term Loan is as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Principal and interest	$1,047	$1,019
Guarantee fees	2,348	2,348
Unamortized debt discount	(106)	(146)
Aggregate carrying value	$3,289	$3,221

Interest expense recognized on the Term Loan is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual interest expense	$20	$58
Amortization of debt discount	40	339
Total	$60	$397

Convertible Notes

Other Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time while outstanding the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $2.00 per share. The total outstanding balance at March 31, 2025 and December 31, 2024, including accrued interest, was $0.2 million and $0.2 million, respectively, and is included in convertible note payable on the condensed consolidated balance sheet.

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

In November 2024, the Company and Treadway Holdings LLC entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”) that amended and restated the February 2024 Convertible Note in its entirety. The Amended and Restated Note has a principal amount of $4,000,000 (the “Principal Amount”). Pursuant to the Amended and Restated Note, the conversion price of the February 2024 Convertible Note was changed to $4.79 per share (the Common Stock’s Nasdaq Official Closing Price (as reflected on Nasdaq.com) on November 11, 2024. The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a loss on extinguishment upon issuance and the remaining unamortized discount was written off upon extinguishment. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes and change to were determined using a discounted cash flow analysis at a discount rate of 16.3%. The fair value of the February 2024 Convertible Notes of $4.0 million was recorded as a current liability upon fair value election.

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

In connection with the Letter Agreement, the Company exercised its option for the first Extension on December 13, 2024, and paid the applicable Extension Fee of $0.2 million and reimbursed the Purchaser’s accrued but unpaid legal fees of $0.02 million. As of December 13, 2024, the Maturity Date was extended to January 14, 2025.

On January 14, 2025, Treadway Holdings LLC sold the Amended and Restated Note to Woodway USA, Inc. (the “Purchaser”). The Purchaser was the guarantor of the Note Purchase Agreement and is currently the largest customer of the Company, pursuant to the previously disclosed Exclusive Distribution Agreement, by and between the Company and the Purchaser, dated as of February 20, 2024. On March 3, 2025, the Purchaser sold the Amended and Restated Note to TR Opportunities II LLC (the “Current Holder”). The transfer of the Amended and Restated Note on January 14, 2025 and March 3, 2025 were both exchanges between creditors without any involvement of the Company, therefore on either exchange date there was no accounting impact to the Company.

For the three months ended March 31, 2025, the Current Holder converted a total of $1.2 million owed pursuant to the Amended and Restated Note into a total of 471,750 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $0.09 million.

February 2024
(in thousands)	Convertible Notes
Fair value at December 31, 2024	2,557
Cash paid for interest	(88)
Conversion to common stock	(1,212)
Change in estimated fair value of convertible notes	284
Fair value at March 31, 2025	$1,541

January 2025 Exchange Notes

As previously disclosed, from 2019 to 2021, the Company entered into five promissory notes (collectively, the “Former Principal Stockholder Notes”) with a then-principal stockholder (the "Former Principal Stockholder”) of the Company.

On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes to an accredited investor that is managed by an ATW Partners related entity (the “Exchange Agreement Investor”). The Selling Stockholder is also managed by an ATW Partners related entity.

On February 4, 2025, the Company and the Exchange Agreement Investor entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the Exchange Agreement Investor exchanged the Former Principal Stockholder Notes for five new secured promissory notes of the Company secured by the Company’s assets (the “January 2025 Exchange Notes”). Note 1 was exchanged for “Exchange Note 1”, Note 2 was exchanged for “Exchange Note 2”, Note 3 was exchanged for “Exchange Note 3”, Note 4 was exchanged for “Exchange Note 4”, and Note 5 was exchanged for “Exchange Note 5”. The January 2025 Exchange Notes were offered, sold, and issued by the Company to the Exchange Agreement Investor pursuant to the exemption provided in Section 3(a)(9) under the Securities Act.

The principal amounts of the January 2025 Exchange Notes are as follows: Exchange Note 1 principal amount: $2.8 million, Exchange Note 2 principal amount: $1.6 million, Exchange Note 3 principal amount: $0.3 million, Exchange Note 4 principal amount: $0.4 million, and Exchange Note 5 principal amount: $0.4 million.

The January 2025 Exchange Notes accrue interest at a rate of 5% per annum, subject to adjustment from time to time as set forth in the Exchange Notes. The maturity date of Exchange Note 1 and Exchange Note 3 is May 5, 2025. The maturity date of Exchange Note 2, Exchange Note 4 and Exchange Note 5 is April 4, 2025.

The January 2025 Exchange Notes are convertible (in whole or in part) at any time prior to the maturity date into the number of shares of Common Stock equal to (x) the sum of (A) the portion of the principal of the January 2025 Exchange Notes to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to the principal of the Exchange Note, (C) accrued and unpaid late charges with respect to the principal of the Exchange Note and interest, and (D) any other unpaid amounts pursuant to the Exchange Agreement, if any, divided by (y) a conversion price of $2.04 per share, subject to adjustment as provided in the Exchange Notes (such shares, the “Exchange Agreement Note Conversion Shares”).

The January 2025 Exchange Notes, in the aggregate principal amount of $5.4 million were fully converted into 2,642,878 shares of Common Stock in February 2025 and the Company recorded a gain on extinguishment of debt of $2.1 million.

The Company has elected the fair value option to account for its January 2025 Exchange Notes upon issuance in February 2025 as the exchange was accounted for as an extinguishment.

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at March 31, 2025	$—

January 2025 Convertible Notes

On January 28, 2025, the Company sold a senior secured convertible note (the “January 2025 Convertible Notes”) in the aggregate principal amount of $3.3 million, which is convertible into shares of the Company’s common stock, par value $0.0001 per share. The January 2025 Convertible Notes carries an original issue discount of 10.0% and accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the agreement with a maturity date of January 24, 2028.

The January 2025 Convertible Notes is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the January 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the January 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the Transaction Documents, if any, divided by (y) a conversion price of $3.133 per share, subject to adjustment as provided in the January 2025 Convertible Notes agreement.

The January 2025 Convertible Notes sets forth certain standard events of default (each such event, an “Event of Default”), upon the occurrence of which the Company is required to deliver written notice to the Investor within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Investor’s receipt of an Event of Default Notice, and (b) the Investor becoming aware of an Event of Default, the Investor may require the Company to redeem all or any portion of the Note. Upon an Event of Default, the Note shall bear interest at a rate of the sum of (x) the applicable Interest Rate in effect for such determination and (y) 8.0% per annum.

For the three months ended March 31, 2025, the Investor converted a total of $2.0 million owed pursuant to the January 2025 Convertible Notes into a total of 826,950 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $0.7 million.

The $3.3 million of aggregate principal received from the issuance of the January 2025 Convertible Notes was initially allocated to the aggregate issuance date fair value of the embedded derivatives and the warrants issued in connection with the issuance of the January 2025 Convertible Notes (see Note 13. Fair Value Measurements for more information), original issue discount and the remainder of the proceeds from the issuance of the January 2025 Convertible Notes was allocated to the convertible notes, resulting in a debt discount of $2.0 million. In addition, the Company incurred $0.3 million of debt issuance costs. The Company has recorded the debt discount and debt issuance costs as a direct reduction to the face value of the January 2025 Convertible Notes and will amortize these amounts over the life of January 2025 Convertible Notes as a component of interest expense on the condensed consolidated statement of operations. The January 2025 Convertible Notes will remain on the consolidated balance sheet at amortized cost.

The carrying value of the January 2025 Convertible Notes is as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Principal and interest	$1,960	$—
Unamortized debt discount	(1,711)	—
Unamortized issuance costs	(249)	—
Aggregate carrying value	$—	$—

Interest expense recognized on the January 2025 Convertible Notes is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual interest expense	$699	$—
Amortization of debt discount	253	—
Amortization of debt issuance costs	37	—
Total	$989	$—

March 2025 Convertible Notes

On March 11, 2025, the Investor elected to exercise 829,876 Class A Incremental Warrants to purchase the Class A Incremental Notes (the "March 2025 Convertible Notes") for an aggregate principal amount of $4.0 million. The March 2025 Convertible Notes carry an original issue discount of 10.0% and accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the March 2025 Convertible Notes agreement. The maturity date of the March 2025 Convertible Notes is January 24, 2028.

The March 2025 Convertible Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the March 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the March 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any, divided by (y) a conversion price of $1.989 per share, subject to adjustment as provided in the March 2025 Convertible Notes agreement.

The March 2025 Convertible Notes sets forth certain standard events of default (each such event, an “Event of Default”), upon the occurrence of which the Company is required to deliver written notice to the Investor within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Investor’s receipt of an Event of Default Notice, and (b) the Investor becoming aware of an Event of Default, the Investor may require the Company to redeem all or any portion of the Note. Upon an Event of Default, the Note shall bear interest at a rate of the sum of (x) the applicable Interest Rate in effect for such determination and (y) 8.0% per annum.

The $4.0 million of aggregate principal received from the issuance of the March 2025 Convertible Notes was initially allocated to the aggregate issuance date fair value of the embedded derivatives and the warrants issued in connection with the issuance of the March 2025 Convertible Notes (see Note 13. Fair Value Measurements for more information), original issue discount and the remainder of the proceeds from the issuance of the March 2025 Convertible Notes was allocated to the convertible notes, resulting in a debt discount of $2.1 million. In addition, the Company incurred $0.1 million of debt issuance costs. The Company has recorded the debt discount and debt issuance costs as a direct reduction to the face value of the March 2025 Convertible Notes and will amortize these amounts over the life of March 2025 Convertible Notes as a component of interest expense on the condensed consolidated statement of operations. The March 2025 Convertible Notes will remain on the consolidated balance sheet at amortized cost.

The carrying value of the March 2025 Convertible Notes is as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Principal and interest	$4,027	$—
Unamortized debt discount	(2,039)	—
Unamortized issuance costs	(105)	—
Aggregate carrying value	$1,883	$—

Interest expense recognized on the March 2025 Convertible Notes is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual interest expense	$27	$—
Amortization of debt discount	38	—
Amortization of debt issuance costs	2	—
Total	$67	$—

12. Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2024 to March 31, 2025:

	Common Stock Warrants February 2024	Common Stock Warrants Woodway	Common Stock Warrants Registered Direct Placement Agent	Common Stock Warrants Registered Direct	Common Stock Warrants Best Efforts A-1	Common Stock Warrants Best Efforts A-2	Common Stock Warrants Best Efforts Placement Agent	Common Stock Warrants January 2025	Common Stock Class A Incremental Warrants January 2025	Common Stock Class B Incremental Warrants January 2025	Common Stock Warrants March 2025	Total Common Stock Warrants
Outstanding as of December 31, 2024	750	200	107	1,420	28,369	28,369	2,128	—	—	—	—	61,342
Warrants issued	—	—	—	—	—	—	—	674,274	2,697,097	4,149,380	829,876	8,350,627
Warrants exercised	—	—	—	—	—	—	—	—	(829,876)	—	—	(829,876)
Warrants canceled	—	—	—	—	—	—	—	—	—	—	—	—
Outstanding as of March 31, 2025	750	200	107	1,420	28,369	28,369	2,128	674,274	1,867,221	4,149,380	829,876	7,582,093

The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings.

November 2023 Bridge Warrants

In connection with the November Bridge Notes issued in November 2023, the Company entered into a warrant agreement whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants have been issued as of March 31, 2025.

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

January 2025 Warrants

On January 28, 2025, the Company issued warrants to purchase 674,274 shares of common stock. The warrants are exercisable for shares of common stock at a price of $4.82 per share. The warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

January 2025 Class A Incremental Warrants

On January 28, 2025, the Company issued 2,697,097 Class A incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $13.0 million. On March 11, 2025 the Investor elected to exercise 829,876 Class A Incremental Warrants to purchase Class A Incremental Notes of $4.0 million. The Incremental Warrants are exercisable during the period commencing January 28, 2025 and ending on the two year anniversary of the effectiveness of the Registration Statement at an exercise price of equal to 90% of the principal amount of the Incremental Notes issued to such purchaser, subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of Common Stock and the like. The Incremental Warrants contain call options that allow the Company to repurchase the incremental warrants if certain conditions are present.

January 2025 Class B Incremental Warrants

On January 28, 2025, the Company issued 4,149,380 Class B incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $20.0 million. The Incremental Warrants are exercisable during the period commencing January 28, 2025 and ending on the two year anniversary of the effectiveness of the Registration Statement at an exercise price of equal to 90% of the principal amount of the Incremental Notes issued to such purchaser, subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of Common Stock and the like. The Incremental Warrants contain call options that allow the Company to repurchase the incremental warrants if certain conditions are present.

March 2025 Warrants

On March 11, 2025, the Company issued warrants to purchase 829,876 shares of common stock. The warrants are exercisable for shares of common stock at a price of $3.06 per share. The warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

13. Fair Value Measurements

The Company’s financial instruments consist of derivatives, convertible notes held at fair value, and warrants.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)			(in thousands)
Assets
Cash and cash equivalents	$2,207	$—	$—	$138	$—	$—
Derivatives	—	—	95	—	—	—
Total	$2,207	$—	$95	$138	$—	$—
Liabilities
Derivatives	$—	$—	$959	$—	$—	$73
Convertible Notes	—	—	1,541	—	—	2,557
Warrants	—	—	767	—	—	4
Total	$—	$—	$3,267	$—	$—	$2,634

During the three months ended March 31, 2025, there were no transfers between Level 1 and Level 2, nor into and out of Level 3. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025.

Derivative Assets

Loss Restoration
(in thousands)	Derivative
Fair value at December 31, 2024	$—
Change in estimated fair value of derivatives	95
Fair value at March 31, 2025	$95

Derivative Liabilities

	Loss Restoration	Jan 2025	Mar 2025	Total
(in thousands)	Derivative	Derivative	Derivative	Derivatives
Fair value at December 31, 2024	$73	$—	$—	$73
Issuance of derivatives	—	963	1,141	2,104
Derivative settlement	(2,800)	—	—	(2,800)
Change in estimated fair value of derivatives	2,727	(741)	(404)	1,582
Fair value at March 31, 2025	$—	$222	$737	$959

Loss Restoration Derivative Asset / Liability

In connection with the Company entering into the Loss Restoration Agreement the Company recorded the Loss Restoration Derivative as a derivative asset or a derivative liability in the Company’s condensed consolidated balance sheet depending on the fair value in accordance with FASB ASC 815, Derivatives and Hedging. Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate. The Company recognized a gain equal to $2.6 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively, related to change in fair value of the Loss Restoration Derivative recorded in the condensed consolidated statements of operations in change in fair value of derivatives. The assumptions used to estimate the fair value of the Loss Restoration Derivative are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.1%	4.2%
Weighted-average expected term (in years)	0.75	1.00
Weighted-average expected volatility	123.1%	111.7%
Expected dividend yield	15.0%	15.0%

January 2025 Convertible Note Derivative

In connection with the Company issuing the January 2025 Convertible Notes, the Company recorded the January 2025 Convertible Note Derivatives (the "January 2025 Derivative") as a liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the January 2025 Derivative as of January 28, 2025 was $1.0 million and was determined using a Monte Carlo simulation. The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate. The Company recognized a gain equal to $0.7 million for three months ended March 31, 2025, respectively, related to change in fair value of the January 2025 Derivative recorded in the condensed consolidated statements of operations in change in fair value of derivatives. The assumptions used to estimate the fair value are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.9%	—%
Weighted-average expected term (in years)	2.82	—
Weighted-average expected volatility	95.0%	—%
Expected dividend yield	—%	—%

March 2025 Convertible Note Derivative

In connection with the Company issuing the March 2025 Convertible Notes, the Company recorded the March 2025 Convertible Note Derivatives (the "March 2025 Derivative") as a liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the March 2025 Derivative as of March 11, 2025 was $1.1 million and was determined using a Monte Carlo simulation. The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate. The Company recognized a gain equal to $0.4 million for three months ended March 31, 2025, respectively, related to change in fair value of the March 2025 Derivative recorded in the condensed consolidated statements of operations in change in fair value of derivatives. The assumptions used to estimate the fair value are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.9%	—%
Weighted-average expected term (in years)	2.95	—
Weighted-average expected volatility	95.0%	—%
Expected dividend yield	—%	—%

Convertible Notes

February 2024 Convertible Notes

The Company entered into a convertible note arrangement in February 2024. The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a loss on extinguishment upon issuance and the remaining unamortized discount was written off upon extinguishment. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes were determined using a discounted cash flow analysis at a discount rate of 16.3%. The fair value of the February 2024 Convertible Notes of $4.0 million was recorded as a current liability upon issuance. The Company recorded a change in fair value adjustment of $0.3 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively.

February 2024
(in thousands)	Convertible Notes
Fair value at December 31, 2024	2,557
Cash paid for interest	(88)
Conversion to common stock	(1,212)
Change in estimated fair value of convertible notes	284
Fair value at March 31, 2025	$1,541

January 2025 Exchange Notes

On February 4, 2025, the Company and the Exchange Agreement Investor entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the Exchange Agreement Investor exchanged the Former Principal Stockholder Notes for five new secured promissory notes of the Company secured by the Company’s assets (the “January 2025 Exchange Notes”). The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a gain on extinguishment included in condensed consolidated statement of stockholders equity. The Company elected the fair value option for the January 2025 Exchange Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the January 2025 Exchange Notes were determined using a discounted cash flow analysis at a discount rate of 16.3%. The fair value of the January 2025 Exchange Notes of $5.1 million was recorded as a current liability upon issuance. The January 2025 Exchange Notes, in the aggregate principal amount of $5.4 million were fully converted into 2,642,878 shares of Common Stock in February 2025. The Company recorded a change in fair value adjustment of $0.3 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively.

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at March 31, 2025	$—

Warrants

The following table summarizes the activity for the Company Level 3 warrant liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025:

(in thousands)	Nov 2023	Feb 2024	Woodway	Registered Direct	Registered Direct Agent	Best Efforts Pre-Funded	Best Efforts A-1	Best Efforts A-2	Best Efforts Agent	Jan 2025 Class A	Jan 2025 Class B	Jan 2025	Mar 2025	Total
Fair value at December 31, 2024	$—	$—	$—	$—	$—	$—	$4	$—	$—	$—	$—	$—	$—	$4
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	—	677	535	1,212
Change in estimated fair value of warrants	—	—	—	—	—	—	(4)	—	—	—	—	(337)	(108)	(449)
Fair value at March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$340	$427	$767

November 2023 Warrants

On November 10, 2023, the Company issued warrants to two accredited investors to purchase shares of Common Stock. The fair value of the warrants was determined using the Monte Carlo Simulation, given the variable number of shares issuable upon exercise of the warrant. For the outstanding warrants as of March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) and risk free rate. The Company recorded a change in fair value of warrants of $0.0 million and $0.1 million for three months ended March 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of the November 2023 Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.0%	4.4%
Weighted-average expected term (in years)	4.17	4.42
Weighted-average expected volatility	81.2%	81.2%
Expected dividend yield	—%	—%

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 75,000 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million February 2024 Note. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million and $1.2 million for three months ended March 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of the February 2024 Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.2%	4.6%
Weighted-average expected term (in years)	8.97	9.22
Weighted-average expected volatility	93.3%	93.3%
Expected dividend yield	—%	—%

Woodway Warrants

On February 20, 2024, the Company issued warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million and $0.3 million for three months ended March 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of the Woodway Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.2%	4.6%
Weighted-average expected term (in years)	9.02	9.27
Weighted-average expected volatility	66.6%	66.6%
Expected dividend yield	—%	—%

Registered Direct Placement Agent Warrants

On May 8, 2024, the Company issued warrants in connection with an agreement with the Placement Agent, pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, and (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of the Placement Agent Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.0%	4.4%
Weighted-average expected term (in years)	4.20	4.45
Weighted-average expected volatility	81.5%	81.5%
Expected dividend yield	—%	—%

Registered Direct Offering Warrants

On May 20, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of the Registered Offering Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.0%	4.4%
Weighted-average expected term (in years)	4.71	4.96
Weighted-average expected volatility	77.8%	77.8%
Expected dividend yield	—%	—%

Best Efforts Offering Pre-Funded Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively. The warrants were exercised in full in July 2024.

Best Efforts A-1 Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.004 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of the Best Efforts A-1 Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.0%	4.4%
Weighted-average expected term (in years)	4.31	4.57
Weighted-average expected volatility	80.0%	80.0%
Expected dividend yield	—%	—%

Best Efforts A-2 Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of the Best Efforts A-2 Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.1%	4.2%
Weighted-average expected term (in years)	0.77	1.02
Weighted-average expected volatility	116.7%	116.7%
Expected dividend yield	—%	—%

Best Efforts Placement Agent Warrants

On July 1, 2024, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as March 31, 2025 and December 31, 2024, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million and $0.0 million for three months ended March 31, 2025 and 2024, respectively. The assumptions used to estimate the fair value of the Best Efforts Placement Agent Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.0%	4.4%
Weighted-average expected term (in years)	4.31	4.56
Weighted-average expected volatility	80.0%	80.0%
Expected dividend yield	—%	—%

January 2025 Warrants

On January 28, 2025, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. The fair value of the January 2025 Warrants of $0.7 million was recorded as a long-term liability upon issuance. For the outstanding warrants as March 31, 2025, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.3 million for the three months ended March 31, 2025. The assumptions used to estimate the fair value of the January 2025 Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.1%	—%
Weighted-average expected term (in years)	6.83	—
Weighted-average expected volatility	150.0%	—%
Expected dividend yield	—%	—%

January 2025 Class A Incremental Warrants

On January 28, 2025, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Monte Carlo simulation and the determined value as of issuance date was $0.0 million. For the outstanding warrants as March 31, 2025, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million for the three months ended March 31, 2025. The assumptions used to estimate the fair value of the January 2025 Class A Incremental Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.9%	—%
Weighted-average expected term (in years)	2.82	—
Weighted-average expected volatility	95.0%	—%
Expected dividend yield	—%	—%

January 2025 Class B Incremental Warrants

On January 28, 2025, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Monte Carlo simulation and the determined value as of issuance date was $0.0 million. For the outstanding warrants as March 31, 2025, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.0 million for the three months ended March 31, 2025. The assumptions used to estimate the fair value of the January 2025 Class B Incremental Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.9%	—%
Weighted-average expected term (in years)	2.82	—
Weighted-average expected volatility	95.0%	—%
Expected dividend yield	—%	—%

March 2025 Warrants

On March 11, 2025, the Company issued warrants in connection with a securities purchase agreement with certain institutional investors. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. The fair value of the March 2025 Warrants of $0.5 million was recorded as a long-term liability upon issuance. For the outstanding warrants as March 31, 2025, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The Company recorded a change in fair value of warrants of $0.1 million for the three months ended March 31, 2025. The assumptions used to estimate the fair value of the March 2025 Warrants are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	4.1%	—%
Weighted-average expected term (in years)	6.95	—
Weighted-average expected volatility	150.0%	—%
Expected dividend yield	—%	—%

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

November 2023 Bridge Notes

On November 10, 2023, the Company issued the November Bridge Notes. The fair value of the bridge notes were determined using a discounted cash flow analysis at a discount rate of 21.0%. The Company amended the Bridge notes into convertible notes in January 2024 and subsequently converted the notes into Preferred Stock Series A in February 2024 and March 2024. The Company recognized a loss equal to $0.3 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock for the three months ended March 31, 2024.

(in thousands)	Bridge Notes
Fair value at December 31, 2023	$1,717
Loss on extinguishment of debt upon conversion to convertible notes	275
Change in estimated fair value of financial instruments	316
Conversion to Series A Preferred Stock	(2,308)
Fair value at March 31, 2024	$—

Warrants

The change in fair value of warrants for the three months ended March 31, 2024 was as follows:

	November 10, 2023	December 7, 2023	Treadway	Woodway	Total
(in thousands)	Warrants	Warrants	Warrants	Warrants	Warrants
Fair value at December 31, 2023	$165	$426	$—	$—	$591
Issuance of warrants	—	—	1,800	345	2,145
Change in estimated fair value of financial instruments	(124)	(179)	(1,245)	(251)	(1,799)
Fair value at March 31, 2024	$41	$247	$555	$94	$937

14. Leases

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

As of March 31, 2025, the weighted average discount rate for operating leases was 7.38% and the weighted average remaining lease term for operating leases was 2.2 years, respectively. As of December 31, 2024, the weighted average discount rate for operating leases was 6.89% and the weighted average remaining lease term for operating leases was 2.3 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s condensed consolidated balance sheets. The components of lease expense and other information for three months ended March 31, 2025 and 2024 were as follows.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease costs	$82	$64
Variable lease costs	36	13
Short-term lease costs	10	10
Total lease costs	128	87
Other information:
Cash paid for amounts included in the measurement of operating lease liability	$118	$77

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2025 (remaining)	193
2026	78
2027	78
2028	33
2029	—
Thereafter	—
Total future minimum lease payments	382
Less: imputed interest	(34)
Present value of operating lease liability	$348

Less: current portion of lease liability	194
Non-current portion of lease liability	154
Present value of operating lease liability	$348

15. Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative FORME net sales up to $5.0 million and 1% of cumulative FORME net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of March 31, 2025. The Company recorded royalty expense of $0.005 million and $0.004 million for three months ended March 31, 2025 and 2024, respectively.

Legal Proceedings

On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR, Inc. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR, Inc. (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR, Inc. and DK City. On June 25, 2024, CLMBR, Inc. and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company is required to make certain payments to DK City, CLMBR Inc. and the Company will be released from liability, and the Petition will be voluntarily dismissed without prejudice. Total remaining payments as of March 31, 2025 of $2.0 million are all due within one year from March 31, 2025 and are included in Accrued Expenses and other current liabilities in the condensed consolidated balance sheet. The Company is in default per the agreement as a result of not following the payment plan.

The Company has been sued for breach of contract and related claims by one of its former financial services consultants (“the Plaintiff”). On or about February 20, 2025, an action was filed and is presently pending in the Superior Court of Massachusetts, Suffolk County. The Plaintiff is seeking damages in the amount of $2.2 million (plus interest and attorneys’ fees, costs, and expenses) related to the Company’s alleged breach of an agreement between the parties for financial services Plaintiff allegedly provided to the Company. The parties are currently engaged in good faith settlement discussions to fully resolve all allegations and/or claims. In the event of an unfavorable final judgment against the Company, management believes it will not have a material impact on the Company’s financial position but it could have a material impact on the Company’s cash flows. The Company believes it is adequately accrued as of March 31, 2025.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Stockholders’ Equity (Deficit)

Common Stock

The Company’s authorized common stock consisted of 900,000,000 shares at $0.0001 par value, as of March 31, 2025 and December 31, 2024. The issued and outstanding common stock was 7,953,570 shares and 1,402,102 shares as of March 31, 2025 and December 31, 2024, respectively.

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

In February 2025, the Company issued 821,500 shares of common stock, par value $0.0001, from At the Market offering.

From January 2025 through March 2025, the Company issued 3,941,578 shares of common stock upon conversion of $8.6 million of convertible notes.

From January 2025 through March 2025, the Company issued 1,788,390 shares of common stock upon conversion of 100,000 shares of Series A Preferred Stock, 1,060,118 shares of Series B Preferred Stock and 2,801,250 shares of Series C Preferred Stock.

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

On January 23, 2025 the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 112,334 shares of Series A Preferred Stock. The Company issued 112,334 Dividend Shares on January 23, 2025.

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series A Preferred Stock in cash therefore the Company classified the Series A Preferred Stock as permanent equity as of March 31, 2025.

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

The Company classifies Series B Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, as there are conversion features that are subject to shareholder approval which is outside of the Company and therefore the securities should be classified outside of permanent stockholders’ deficit. Upon shareholder approval on May 31, 2024, the Company classified the Series B Preferred Stock as permanent equity.

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

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series C Preferred Stock in cash therefore the Company classified the Series C Preferred Stock as permanent equity as of March 31, 2025.

On January 23, 2025, the Board of Directors of the Company declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 126,515 shares of Series C Preferred Stock. The Company issued 126,515 Dividend Shares on January 23, 2025.

17. Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$699	$1,231
Sales and marketing	-	75
General and administrative	1,390	2,060
Total	$2,089	$3,366

For the three months ended March 31, 2025 and 2024, $0.3 million and $0.2 million of stock-based compensation was capitalized as software costs, respectively.

During the three months ended March 31, 2025, the Company did not grant any shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	796	$10,154.03	8.3	$—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(1)	2,051.40
Outstanding as of March 31, 2025	795	$10,160.08	8.0	$—
Options exercisable as of March 31, 2025	452	$4,749.08	7.9	$—
Options unvested as of March 31, 2025	398	$17,651.89	8.2	$—

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of March 31, 2025.

With respect to the 2023 and 2020 Plan, the Company recognized stock compensation expense of $2.1 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively, of which $0.3 million and $0.2 million of stock-based compensation was capitalized as software costs, respectively. As of March 31, 2025 and December 31, 2024, the Company had $1.9 million and $4.4 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.5 years and 0.7 years, respectively.

18. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For three months ended March 31, 2025, Woodway our exclusive distributor represents 71% of the Company’s total revenue. For three months ended March 31, 2024, there were no customers representing greater than 10% of the Company’s total revenue.

At March 31, 2025, one customer had an accounts receivable balance greater than 10% of accounts receivable, representing 97% of accounts receivable in the aggregate. At December 31, 2024, one customer had an accounts receivable balance greater than 10% of accounts receivable, representing 96% of accounts receivable in the aggregate.

The Company had one vendor representing greater than 10% of total finished goods for the three months ended March 31, 2025. The Company had no vendors representing greater than 10% of total finished goods for the three months ended March 31, 2024.

19. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the three months ended March 31, 2025 and 2024, the Company did not make any contributions to the plan.

20. Loss Per Share

The computation of loss per share is as follows:

	Three Months Ended March 31,
	2025	2024
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(6,603)	$(11,394)
Net loss attributable to common stockholders	$(6,603)	$(11,394)
Denominator:
Weighted average common stock outstanding - basic and diluted	3,804,106	4,249
Net loss per share attributable to common stockholders - basic and diluted	$(1.74)	$(2,681.82)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	March 31,
	2025	2024
Warrants to purchase common stock	7,582,093	1,464
Series A Preferred Stock conversion to common stock	2,984,710	—
Series B Preferred Stock conversion to common stock	268	—
Series C Preferred Stock conversion to common stock	1,151,514	—
Stock options to purchase common stock	795	853
Total	11,719,380	2,317

21. Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Principal Stockholder Promissory Notes

On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes of $5.4 million to an accredited investor that is managed by an ATW Partners related entity (the “Exchange Agreement Investor”) and the outstanding principal balance is $0 million as of March 31, 2025. See Note 11 for further information.

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company.

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of March 31, 2025 and December 31, 2024 was $0.0 million and $2.8 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of March 31, 2025 and December 31, 2024 was $0.0 million and $1.5 million, respectively.

•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of March 31, 2025 and December 31, 2024 was $0.0 million and $0.3 million, respectively.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of March 31, 2025 and December 31, 2024 was $0.0 million and $0.4 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of March 31, 2025 and December 31, 2024 was $0.0 million and $0.4 million, respectively.

As of December 31, 2024, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the condensed consolidated balance sheet for a total of $5.3 million, including accrued interest and default interest of $1.8 million. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.03 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Loan payable included the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Principal stockholder promissory notes	—	5,348
Total principal stockholder and related party promissory notes	$—	$5,348

Other Related Party Transactions

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net FORME fitness product sales up to $5.0 million and 1% of cumulative net FORME fitness product sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of March 31, 2025. As of March 31, 2025 the Company has accrued $0.2 million in royalty payments. The Company recorded royalty expense of $0.005 million and $0.004 million for three months ended March 31, 2025 and 2024, respectively.

22. Acquisition

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

The CLMBR acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill.

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

(b) The adjustments to goodwill resulted from finalization of assets acquired and liabilities assumed as the Company obtained additional information during the measurement period. The purchase price allocation period closed as of December 31, 2024.

The Company recorded a step-up in the fair value of inventory of approximately $0.6 million and is being amortized through Cost of Fitness product as the underlying product is sold.

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

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc., the Sellers shall be entitled to receive a contingent payment in the form of shares of Common Stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, there were 2 contingent payments (1) based on total CLMBR sales in 2024 (5,000 units sold in 2024) and (2) based on CLMBR sales through B2B channel in 2024 (2,400 in B2B channel in 2024). Contingent payment (1) was determined at inception to be remote and therefore, $0 was recognized for the earn out as of the acquisition date. Contingent payment (2) was probable and a contingent liability of $1.3 million was recorded based on in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 5,666 Earn-Out Shares. The Company assessed the fair value as of December 31, 2024 and it was determined based on current sales that achieving the projection and likelihood of contingent payment (2) was deemed remote and as a result the Company marked the contingent liability to $0 in 2024.

The following unaudited pro forma summary presents condensed consolidated information of the Company, including CLMBR as if the. acquisition had occurred as of January 1, 2024, the earliest year presented herein:

Proforma
Three Months Ended March 31,
2024
(in thousands)
Revenue	$473
Operating Loss	(9,633)
Net Loss	(11,608)
Net loss per share – basic and diluted	$(2,732.19)

The unaudited pro forma consolidated results for the three month periods were prepared using the acquisition method of accounting and are based on the historical financial information of CLMBR, Inc. and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2024. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2024. The following unaudited condensed consolidated results of operations included in the condensed consolidated statements of loss for the three months ended March 31, 2024.

Three Months Ended March 31,
2024
Revenue	$267
Operating Loss	(173)
Net Loss	(279)

23. Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date, pursuant to ASC 855-10 Subsequent Events.

Binding LOI

On April 8, 2025, the Company entered into an Agreement for the Sale and Purchase of the Entire Issued Share Capital and Loan Notes of Wattbike (Holdings) Limited (“Wattbike”) (the “Purchase Agreement”) with the shareholders of Wattbike and holders of certain promissory notes (the “Notes’) issued by Wattbike (the “Noteholders,” and together with the Shareholders, the “Sellers”) to acquire the entire issued share capital and Notes of Wattbike (the “Transaction”).

Pursuant to the Purchase Agreement, the Company would acquire all of the issued and outstanding shares of Wattbike held by the Shareholders in exchange for £1.00, payable at the closing of the Transaction (the “Closing”). In addition, the Company would acquire the Notes in exchange for paying the Noteholders (a) shares of the Company’s Series E Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”) to be newly created, which upon the mandatory conversion date of June 15, 2026, will be convertible into the Company’s common stock, par value $0.0001 per share (“Common Stock”), payable at Closing (the “Initial Consideration”), and (b) subject to the satisfaction of applicable milestones, additional consideration consisting of Common Stock:

(i)
If the revenues of Wattbike for the period from October 1, 2025 to September 30, 2026 (“FY26”) (“FY26 Revenues”) exceed £17,500,000, the additional consideration for FY26 shall be an amount equal to 50% of the amount by which FY26 revenues exceeded £17,500,000, subject to a cap of £1,500,000. If FY26 Revenues did not exceed £17,500,000, there shall be no additional consideration paid for FY26.
(ii)
If the revenues of Wattbike for the period from October 1, 2026 to September 30, 2027 (“FY27”) (“FY27 Revenues”) exceed £20,000,000, the additional consideration for FY27 shall be an amount equal to 50% of the amount by which FY26 revenues exceeded £20,000,000, subject to a cap of £1,500,000. If FY27 Revenues did not exceed £20,000,000, there shall be no additional consideration paid for FY27.

The Closing is subject to: (a) the receipt of Wattbike of the written consent (the “FCA Consent”) from the Financial Conduct Authority in the United Kingdom (“FCA”) regarding the change of control of Wattbike on Closing pursuant to the terms of its authorization from the FCA to carry out consumer credit activities, or (b) if the FCA Consent is not provided to Wattbike prior to July 31, 2025, Wattbike shall have received written confirmation from the FCA that Wattbike’s authorization from the FCA to carry out consumer credit activities has been cancelled. If this condition is not satisfied on or before September 30, 2026, or an Insolvency Event (as defined in the Purchase Agreement) occurs, the Purchase Agreement shall be terminated automatically on September 30, 2026, or on the date that the Insolvency Event occurs.

Pursuant to the Purchase Agreement, the Warrantors (as defined in the Purchase Agreement) undertake to the Company that, during the period beginning on the date of the Purchase Agreement and ending at the earliest of (i) the Closing, (ii) September 30, 2026, and (iii) the termination of the Purchase Agreement, they shall use reasonable endeavors to procure that Wattbike and its subsidiaries operate within a 10% margin of the Total Budgeted Costs (as defined in the Purchase Agreement). If the Company is not satisfied that Wattbike and its subsidiaries have operated within such 10% margin, then the Company shall have the right to terminate the Purchase Agreement by paying to the Noteholders the Initial Consideration as a break fee.

In the Purchase Agreement, each of the Company and the Sellers have made customary representations, warranties and covenants. The Transaction is expected to close as early as the second quarter of 2025, subject to the satisfaction or waiver (if permitted) of customary conditions, including, among others, the receipt of any required stockholder approval and contemplation of applicable regulatory filings.

The board of directors of the Company and the Shareholders have approved the Purchase Agreement and the transactions contemplated therein.

Preferred Stock Dividends

Pursuant to the Certificate of Designations of Series C Preferred Stock, on April 17, 2025, the Board of Directors of the Company declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 46,727 shares of Series C Preferred Stock in the aggregate.

Pursuant to the Certificate of Designations of Series A Preferred Stock, on January 23, 2025, the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 81,464 shares of Series A Preferred Stock in the aggregate.

The Company issued the Series A Preferred Stock and Series C Preferred Stock dividend shares on April 17, 2025.

Vendor Settlement

Prior to May 1, 2025, the Company received advisory services from Berenberg Capital Markets LLC (the “Recipient”). As of May 1, 2025, the Company owed the Recipient $0.5 million (the “Liability”). On May 1, 2025, the Company and the Recipient entered into a Settlement Agreement, pursuant to which the Company and the Recipient agreed to settle the Liability by issuing to the Recipient an unsecured promissory note in the principal amount of $0.5 million (the “Settlement Note”). The Settlement Note has a maturity date of May 1, 2026 and accrues interest at a rate of 5% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in Part I, Item 1. of this Form 10-Q, and together with our audited condensed consolidated financial statements and the related notes and other information for the year ended December 31, 2024. Historic results are not necessarily indicative of future results.

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

•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act and as a smaller reporting company; and
•
the imposition of new tariffs or changes in existing tariff rates.

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

Overview

Interactive Strength Inc. is the parent company of two leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR and FORME. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR and FORME offer unique fitness solutions for both the commercial and at-home markets

Key milestones in our growth history include:

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

During the three months ended March 31, 2025 and 2024, we generated total revenue of $1.4 million and $0.4 million, respectively, and incurred net losses of $(6.6) million and $(11.4) million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the FORME Studio and FORME Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, the issuance of promissory notes, and the issuance of common stock.

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

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 77% and 15% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 13% and 43% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 10% and 43% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

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

Other (Expense) Income, Net

Other (expense) income, net consists of unrealized currency gains and losses, expenses related to equity line of credit commitment, loss on exchange of warrants for equity, and fair value of issuance of Loss Restoration Agreement derivative.

Interest Expense

Interest expense consists of interest associated with the related party loans, term loans, promissory notes and convertible notes.

Interest Income

Interest income consists of interest associated with the loan receivable.

(Gain) loss upon extinguishment of debt and accounts payable

(Gain) loss on debt extinguishment was a result of conversion of promissory loans, convertible notes and senior secured debt into convertible notes.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes consists of the change in the fair value of the outstanding convertible notes since the previous reporting period

Change in Fair Value of Derivatives

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

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenue:	(in thousands)		(in thousands)
Fitness product revenue	$1,050	$53	$997	1,881%
Membership revenue	176	155	21	14%
Training revenue	130	155	(25)	(16%)
Total revenue	1,356	363	993	274%
Cost of revenue:
Cost of fitness product revenue (2)	(917)	(379)	(538)	142%
Cost of membership (2)	(423)	(1,019)	596	(58%)
Cost of training	(320)	(165)	(155)	94%
Total cost of revenue	(1,660)	(1,563)	(97)	6%
Gross loss	(304)	(1,200)	896	(75%)
Operating expenses:
Research and development (1)	1,271	2,023	(752)	(37%)
Sales and marketing (1) (2)	250	256	(6)	(2%)
General and administrative (1) (2)	4,487	5,962	(1,475)	(25%)
Total operating expenses	6,008	8,241	(2,233)	(27%)
Loss from operations	(6,312)	(9,441)	3,129	(33%)
Other (expense) income, net:
Other (expense) income, net:	(111)	(370)	259	(70%)
Interest expense	(1,764)	(2,000)	236	(12%)
Interest income	158	—	158	100%
Gain (loss) upon extinguishment of debt and accounts payable	3,037	(1,066)	4,103	(385%)
Change in fair value of convertible notes	(573)	(316)	(257)	81%
Change in fair value of derivatives	(1,487)	—	(1,487)	(100%)
Change in fair value of warrants	449	1,799	(1,350)	(75%)
Total other expense, net	(291)	(1,953)	1,662	(85%)
Loss before provision for income taxes	(6,603)	(11,394)	4,791	(42%)
Income tax benefit (expense)	—	—	—	-
Net loss	$(6,603)	$(11,394)	$4,791	(42%)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$699	$1,231
Sales and marketing	—	75
General and administrative	1,390	2,060
Total stock-based compensation expense	$2,089	$3,366

For the three months ended March 31, 2025 and 2024, $0.3 million and $0.2 million of stock-based compensation was capitalized as software costs, respectively.

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands)		(in thousands)
Cost of membership	$423	$1,017	$(594)	(58%)
Cost of fitness product revenue	158	41	117	285%
General and administrative	300	712	(412)	(58%)
Sales and marketing	131	92	39	42%
Total depreciation and amortization expense	$1,012	$1,862	$(850)	(46%)

Comparison of the three months ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenue:	(in thousands)
Fitness product	$1,050	$53	$997	1881%
Membership	176	155	21	14%
Training	130	155	(25)	-16%
Total revenue	1,356	363	993	274%
Percentage of revenue
Fitness product	77%	15%
Membership	13%	43%
Training	10%	43%
Total	100%	100%

For the three months ended March 31, 2025, the Company reported total Fitness product revenue of $1.1 million, compared to $0.05 million for the comparable prior year period, representing an increase of $1.0 million, or 1881%. The increase in Fitness Product revenue was the result of the acquisition of CLMBR, Inc. in February 2024 and increased units sold through distribution agreement signed with Woodway in February 2024.

For the three months ended March 31, 2025, the Company reported total Membership revenue of $0.2 million, compared to $0.2 million for the comparable prior year period, representing an increase of $0.02 million, or 14%. The increase in Membership revenue was the result of the acquisition of CLMBR, Inc. in February 2024.

For the three months ended March 31, 2025, the Company reported total Training revenue of $0.1 million, compared to $0.2 million for the comparable prior year period, representing an decrease of $0.03 million, or 16%. The decrease was a result of a decrease in Live 1:1 training sessions.

Cost of Revenue and Gross Loss

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Cost of Revenue:	(in thousands)
Fitness product	$917	$379	$538	142%
Membership	423	1,019	(596)	(58%)
Training	320	165	155	94%
Total cost of revenue	1,660	1,563	97	6%
Gross Loss:
Fitness product	133	(326)	459	(141%)
Membership	(247)	(864)	617	(71%)
Training	(190)	(10)	(180)	1800%
Total gross loss	(304)	(1,200)	896	(75%)
Gross Margin:
Fitness product	13%	(615%)
Membership	(140%)	(557%)
Training	(146%)	(6%)
Total	(22%)	(331%)

For the three months ended March 31, 2025, the Company reported total Fitness product cost of revenue of $0.9 million, compared to $0.4 million for the comparable prior year period, representing an increase of $0.5 million, or 142%. The increase is mostly due to the increase in sales related to the acquisition of CLMBR, Inc. in February 2024 and increase in units sold through distribution agreement signed with Woodway in February 2024.

For the three months ended March 31, 2025, the Company reported total Membership cost of revenue of $0.4 million, compared to $1.0 million for the comparable prior year period, representing a decrease of $0.6 million, or 58%. The decrease is primarily related to the decrease in content amortization offset by increase in amortization of intangible assets from the acquisition of CLMBR, Inc.

For the three months ended March 31, 2025, the Company reported total Training cost of revenue of $0.3 million, compared to $0.2 million for the comparable prior year period, representing an increase of $0.2 million, or 94%. The increase is primarily attributable to the acquisition of CLMBR, Inc. with addition of in-training studio expenses including rent of $0.1 million.

Our gross loss decreased by $0.9 million or 75% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, mostly due the increase in fitness product sales from the acquisition of CLMBR, Inc. and increase in units sold through distribution agreement signed with Woodway in February 2024.

Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Operating Expenses:	(in thousands)
Research and development	$1,271	$2,023	$(752)	(37%)
Sales and marketing	250	256	(6)	(2%)
General and administrative	4,487	5,962	(1,475)	(25%)
Total operating expenses	6,008	8,241	$(2,233)	(27%)

Research and Development

Research and development expense decreased $0.8 million or 37% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 due to a decrease in personnel-related costs of $0.1 million, a decrease in stock-based compensation expense of $0.5 million, and a decrease of $0.2 million in software and subscriptions.

Sales and Marketing

Sales and marketing expense was flat for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 driven by increase in demo units of $0.04 million and content amortization of $0.04 million offset by decrease in stock-based compensation of $0.1 million.

General and Administrative

General and administrative expense decreased $1.5 million or 25% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was driven by decrease of $0.7 million in stock-based compensation expense, a decrease of $0.4 million in consulting, a decrease of $0.4 million in depreciation and amortization, and decease in personal related expenses of $0.5 million, offset by increase in vendor settlements of $0.5 million, with the remaining difference due to change in other miscellaneous expenses.

Other (Expense) Income, net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Other (expense) income, net	(in thousands)
Other (expense) income, net:	$(111)	$(370)	$259	(70%)
Interest expense	(1,764)	(2,000)	236	(12%)
Interest income	158	—	158	100%
Gain (loss) upon extinguishment of debt and accounts payable	3,037	(1,066)	4,103	(385%)
Change in fair value of convertible notes	(573)	(316)	(257)	81%
Change in fair value of derivatives	(1,487)	—	(1,487)	(100%)
Change in fair value of warrants	449	1,799	(1,350)	(75%)
Total other expense, net	$(291)	$(1,953)	$1,662	(85%)

Other (Expense) Income, net

Other (expense) income increased $0.3 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 driven by loss on issuance of warrants for convertible notes of $0.1 million for the three months ended March 31, 2025 offset by issuance of common stock to lender in connection with entering Equity Line of Credit Agreement of $0.4 million for the three months ended March 31, 2024, with the remaining immaterial differences attributable to foreign currency adjustments.

Interest Expense

Interest expense decreased $0.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in interest expense was attributable to decrease in interest from December 2023 convertible note of $0.4 million, decrease in interest from Term Loan of $0.3 million, decrease in interest from February 2024 convertible note of $0.9 million, and decrease in interest expense attributable to Equity Line of Credit of $0.2 million, offset by an increase of $1.1 million in amortization and interest expense from the January 2025 and March 2025 convertible notes and interest portion of vendor settlement of $0.6 million

Interest Income

Interest income increased $0.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 as a result of loan agreement entered into with Sportstech in January 2025.

Gain (loss) on extinguishment of debt and accounts payable

Gain (loss) on extinguishment of debt and accounts payable was a result of gain on conversion of convertible notes of $2.8 million for the three months ended March 31, 2025 and gain on settlement of loss restoration agreement of $0.2 million compared to a loss of $1.1 million from conversion of debt and accounts payable to Series A Preferred Stock for the three months ended March 31, 2024.

Change in Fair Value of Derivatives

Change in fair value of derivatives was a result of change in fair value of loss restoration agreements of $2.6 million offset by change in fair value of derivatives from the January 2025 and March 2025 convertible notes.

Change in Fair Value of Convertible Notes and Change in Fair Value of Warrants

Change in fair value of convertible notes and warrants for the three months ended March 31, 2025 and 2024 were due to change in fair value of these financial instruments.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $6.3 million and used net cash in its operations of $3.5 million during the three months ended March 31, 2025, and had an accumulated deficit of $209.4 million as of March 31, 2025.
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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $0.5 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become over the next year beyond the issuance date due absent management’s ability to secure additional outside capital.

•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As of disclosed in Notes 11 and 21, the Company had total outstanding debt, including convertible notes, of approximately $10.9 million as of the issuance date, of which approximately $9.0 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
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
•
As of March 31, 2025 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

Cash Flows

Comparison of the three months ended March 31, 2025 and 2024

(in thousands)	2025	2024
Net cash used in operating activities	$(3,545)	$(2,959)
Net cash used in investing activities	(2,191)	(1,710)
Net cash provided by financing activities	7,771	4,615
Effect of exchange rate on cash	34	54
Net Change In Cash and Cash Equivalents	$2,069	$—

Operating Activities

Net cash used in operating activities of $3.5 million for the three months ended March 31, 2025, was primarily due to a net loss of $6.6 million, gain on extinguishment of debt and accounts payable of $3.0 million, decrease in operating assets and liabilities of $0.7 million, interest income on loan receivable of $0.2 million, and change in the fair value of warrants of $0.4 million offset by depreciation and amortization of $0.9 million, stock-based compensation of $2.1 million, amortization of debt discount and non cash interest of $1.7 million, change in fair value of derivatives of $1.5 million, loss on settlement of accounts payable of $0.6 million and change in fair value of convertible notes of $0.6 million.

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

Investing Activities

Net cash used in investing activities of $2.2 million for the three months ended March 31, 2025 related to acquisition of software and content of $0.2 million and loan agreement entered into with Sportstech of $2.0 million.

Net cash used in investing activities of $1.7 million for the three months ended March 31, 2024 related to acquisition of software and content offset by the acquisition of CLMBR, Inc. net of cash acquired.

Financing Activities

Net cash provided by financing activities of $7.8 million for the three months ended March 31, 2025 was primarily from the issuance of convertible notes of $6.2 million and At the Market Offering proceeds of $1.6 million.

Net cash provided by financing activities of $4.6 million for the three months ended March 31, 2024 was primarily from the issuance of convertible notes of $4.8 million offset by the payment of related party loans of $0.2 million.

Contractual Obligations and Other Commitments

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

The Notes were in the aggregate amount of $154,875 and 24 shares as of March 31, 2025 and December 31, 2024. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The

Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of March 31, 2025, and are not recorded on the condensed consolidated balance sheet.

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

Tariff Risk

One of the Company's manufacturing partners used in the manufacture of our products is located in China and we face risks associated with geopolitical conditions including new tariffs on imports. To date, the tariffs have not had a material effect on our business, financial condition or results of operations. The tariffs could increase the cost to us of finished goods we import and we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending March 31, 2025. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the three months ended March 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2025, because of the material weaknesses described below.

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

Management concluded that material weaknesses existed as of the three months ended March 31, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the three months ended March 31, 2025 or the three months ended March 31, 2024, as we expect to implement new software in 2025. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Part II - Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings please refer to Note 15. - Commitments and Contingencies in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our business, financial condition, or results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K. The Company is supplementing the risk factors previously disclosed in our Annual Report on Form 10-K with the following risk factor.

Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.

Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but as of the date of this report a number of new tariffs remain in effect, including significant tariffs between the U.S. and China. Collectively, these tariffs increase the cost to us of finished goods we import, which can increase the cost to our customers of certain of our finished goods, which can adversely impact demand for our products and our competitive positioning; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; and could exacerbate inflation, diminish investment and result in broader negative impacts, economic instability and capital markets dislocation that may adversely impact demand for our products. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline. The U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of these tariffs. The full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.

All of the risks identified in this risk factor can adversely affect our business and financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2025, we issued 112,334 shares of Series A Preferred Stock in the aggregate as a dividend on the shares of Series A Preferred Stock.

On January 23, 2025, we issued 496,246 shares of Series C Preferred Stock pursuant to a Loan Restoration Agreement and issued 126,515 shares of Series C Preferred Stock as a dividend on the shares of Series C Preferred Stock.

On January 28, 2025, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue to the investor for approximately $2.9 million, (a) a senior secured convertible note issued by the Company in the aggregate principal amount of $3.3 million, which is convertible into shares of Common Stock, (b) warrants to purchase up to an aggregate of 674,274 shares of Common Stock, (c) Class A incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $13.0 million and warrants to purchase up to an aggregate of 2,697,097 shares of Common Stock and (d) Class B incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $20.0 million and warrants to purchase up to an aggregate of 4,149,380 shares of Common Stock. On March 11, 2025, the investor exercised Class A Incremental Warrants to purchase the Class A Incremental Notes for an aggregate principal amount of $4.0 million and, as a result, was issued the Class A Incremental Common Warrants to purchase an aggregate of 829,876 shares of Common Stock (207,469 shares for each of the four (4)

warrants). The exercise price of the Class A Incremental Common Warrants was $3.06 per share. The gross proceeds to the Company from the Warrant Exercise were approximately $3.6 million, before deducting legal fees and other estimated expenses.

On February 4, 2025, the Company issued five new secured promissory notes in exchange for existing promissory notes in the aggregate principal amount of $5.4 million.

On March 4, 2025, we issued 471,750 shares of common stock in exchange for the reduction of a principal amount of a note by $1.2 million.

On March 3, 2025, a holder of shares of Series A Preferred Stock converted 100,000 shares of Series A Preferred Stock into 63,898 shares of Common Stock.

From February 14, 2025 to March 12, 2025, a holder of Series C Preferred Stock converted 2,801,250 shares of Series C Preferred Stock into 1,723,846 shares of Common Stock.

On March 31, 2025 we issued 1,188,571 shares of Series C Preferred Stock pursuant to a Loan Restoration Agreement.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor or institutional accredited investor within the meaning of Rule 501(a) of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about the Registrant. No underwriter was involved in these transactions.

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, no such plans or arrangements were adopted or terminated, including by modification.

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

4.1	Form of Senior Secured Convertible Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 3, 2025).

4.2	Form of Common Warrant (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 3, 2025).

4.3	Form of Class A Incremental Note Purchase Warrant (incorporated by reference from Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed February 3, 2025).

4.4	Form of Class B Incremental Note Purchase Warrant (incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed February 3, 2025).

4.5	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 5, 2025).

4.6	Form of Common Warrant(incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).

4.7	Promissory Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).

10.1

Letter Agreement, dated January 14, 2025, by and among Interactive Strength Inc. and CLMBR Holdings LLC and Woodway USA, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 21, 2025).

10.2

Settlement Agreement, dated January 23, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 29, 2025).

10.3	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 3, 2025).

10.4	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 3, 2025).

10.5	Form of Guaranty (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 3, 2025).

10.6	Form of Security and Pledge Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed February 3, 2025).

10.7

Loan Agreement, by and between Sportstech Brands Holdings GmbH and Interactive Strength Inc., dated as of January 27, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 4, 2025).

10.8

Share Pledge Agreement, by and among Ali Ahmad, Sportstech Brands Holdings GmbH and Interactive Strength Inc., dated as of January 27, 2025 (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 4, 2025).

10.9

Exchange Agreement, by and between Interactive Strength Inc. and TR Opportunities II LLC, dated as of February 4, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 5, 2025).

10.10

Binding Transaction Agreement, by and between Interactive Strength Inc., Ali Ahmad and Sportstech Brands Holding GmbH, dated as of February 10, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 14, 2025).

10.11

Letter Agreement, dated March 3, 2025, by and among Interactive Strength Inc. and CLMBR Holdings LLC and Woodway USA, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 3, 2025).

10.12

Settlement Agreement, dated March 5, 2025, by and between Interactive Strength Inc. and Pillsbury Winthrop Shaw Pittman LLP (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).

10.13

March 2025 Settlement Agreement, dated as of March 31, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 4, 2025).

10.14

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

INTERACTIVE STRENGTH INC.

Date: May 19, 2025	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: May 19, 2025	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)