Form 10-Q
period 2025-06-30
Interactive Strength, Inc.
filed 2025-08-14
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2025, the registrant had 1,547,019 shares of common stock, $0.0001 par value per share, outstanding.

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-for-40 reverse stock split that was effective on June 14, 2024, the 1-for-100 reverse stock split that was effective on November 11, 2024, and the 1-for-10 reverse stock split that was effective on June 26, 2025.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$582	$138
Restricted cash	2,250	—
Accounts receivable	1,761	1,426
Inventories, net	2,560	3,868
Derivatives	98	—
Vendor deposits	1,055	1,976
Loan receivable	5,887	—
Prepaid expenses and other current assets	763	810
Total current assets	14,956	8,218
Property and equipment, net	66	116
Right-of-use-assets	260	415
Intangible assets, net	5,277	6,106
Long-term inventories, net	3,024	2,822
Vendor deposits long term	1,268	310
Digital assets	45,125	—
Goodwill	13,220	13,220
Other assets	3,044	2,963
Total Assets	$86,240	$34,170
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,667	$11,169
Accrued expenses and other current liabilities	6,981	3,975
Operating lease liability, current portion	127	261
Deferred revenue	62	77
Loan payable	8,118	8,569
Income tax payable	7	7
Derivatives	383	73
Convertible note payable	1,861	2,750
Total current liabilities	22,206	26,881
Operating lease liability, net of current portion	138	170
Other long term liabilities	1,878	—
Warrant liabilities	590	4
Loan payable non current	1,498	—
Convertible note payable non current	43,656	—
Total liabilities	$69,966	$27,055
Commitments and contingencies (Note 15)
Stockholders' equity
Series A preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 4,799,867 and 4,658,737 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively.	1	1
Series B preferred stock, par value $0.0001; 1,500,000 shares authorized as of June 30, 2025 and December 31, 2024; 408,775 and 1,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively.	—	—
Series C preferred stock, par value $0.0001; 5,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 1,210,155 and 2,861,128 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively.	1	—
Common stock, par value $0.0001; 900,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 1,409,044 and 140,210 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively.	10	8
Additional paid-in capital	227,998	209,509
Accumulated other comprehensive income	227	183
Accumulated deficit	(211,963)	(202,586)
Total stockholders' equity	16,274	7,115
Total liabilities and stockholders' equity	$86,240	$34,170

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Fitness product revenue	$937	$258	$1,988	$311
Membership revenue	164	207	340	362
Training revenue	118	156	248	311
Total revenue	1,219	621	2,576	984
Cost of revenue:
Cost of fitness product revenue	(696)	(347)	(1,613)	(726)
Cost of membership	(420)	(982)	(843)	(2,000)
Cost of training	(297)	(172)	(617)	(337)
Total cost of revenue	(1,413)	(1,501)	(3,073)	(3,063)
Gross loss	(194)	(880)	(497)	(2,079)
Operating expenses:
Research and development	779	2,474	2,050	4,497
Sales and marketing	211	112	461	368
General and administrative	4,640	4,416	9,126	10,378
Total operating expenses	5,630	7,002	11,637	15,243
Loss from operations	(5,824)	(7,882)	(12,134)	(17,322)
Other income (expense), net:
Other (expense) income, net	(927)	(1,109)	(1,038)	(1,533)
Interest expense	(4,490)	(2,919)	(6,254)	(4,919)
Interest income	229	—	387	—
Gain (loss) upon extinguishment of debt and accounts payable	1,423	(666)	4,459	(1,732)
Change in fair value of convertible notes	7,202	—	6,629	(316)
Change in fair value of earnout	—	1,300	—	1,300
Change in fair value of derivatives	(462)	(809)	(1,949)	(755)
Change in fair value of digital assets	125	—	125	—
Change in fair value of warrants	544	1,448	993	3,246
Total other income (expense), net	3,644	(2,755)	3,352	(4,709)
Loss before provision for income taxes	(2,180)	(10,637)	(8,782)	(22,031)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(2,180)	$(10,637)	$(8,782)	$(22,031)
Net loss per share - basic and diluted	$(2.13)	$(17,476.24)	$(12.49)	$(42,889.07)
Weighted average common stock outstanding—basic and diluted	1,022,140	609	703,048	514

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,180)	$(10,637)	$(8,782)	$(22,031)
Other comprehensive (loss) gain:
Foreign currency translation gain (loss)	23	(2)	44	37
Total comprehensive loss	$(2,157)	$(10,639)	$(8,738)	$(21,994)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	—	$—	—	$—	355	$7	$—	$161,252	$100	$(166,911)	$(5,552)
Issuance of preferred stock Series A upon conversion of debt	—	—	3,430,895	1	—	—	—	—	—	10,082	—	—	10,082
Subscription receivable for issuance of Series A preferred stock	—	—	1,500,000	—	—	—	—	—	(3,000)	—	—	—	(3,000)
Issuance of preferred stock series B upon acquisition of CLMBR, Inc.	1,500,000	2,688	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of CLMBR, Inc.	—	—	—	—	—	—	36	0	—	1,014	—	—	1,014
Issuance of Common stock upon waiver to enter into Note Agreement	—	—	—	—	—	—	6	0	—	177	—	—	177
Issuance of shares upon issuance of convertible notes	—	—	—	—	—	—	19	0	—	547	—	—	547
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	33	0	—	692	—	—	692
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	37	0	—	866	—	—	866
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	3,586	—	—	3,586
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,394)	(11,394)
Balances at March 31, 2024	1,500,000	$2,688	4,930,895	$1	—	$—	487	$7	$(3,000)	$178,216	$139	$(178,305)	$(2,942)
Issuance of preferred stock Series A upon conversion of debt	—	—	1,562,970	0	—	—	—	—	—	2,368	—	—	2,368
Subscription receivable for issuance of Series A preferred stock	—	—	—	—	—	—	—	—	3,000	—	—	—	3,000
Reclassification of series B preferred stock to permanent equity	(1,500,000)	(2,688)	—	—	1,500,000	—	—	—	—	2,955	—	—	2,955
1 for 40 reverse stock split share round up	—	—	—	—	—	—	100	—	—	—	—	—	—
Registered direct offering, net of issuance costs of $0.2 million	—	—	—	—	—	—	142	0	—	809	—	—	809
Registered direct offering costs	—	—	—	—	—	—	—	—	—	(74)	—	—	(74)
Issuance of Common stock from At the Market offering, net of issuance costs of $0.1 million	—	—	—	—	—	—	162	0	—	405	—	—	405
At the Market offering costs	—	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	8	0	—	65	—	—	65
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	251	0	—	1,084	—	—	1,084
Issuance of shares upon conversion of warrants	—	—	375,000	0	—	—	—	—	—	480	—	—	480
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	23	0	—	92	—	—	92
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	2,860	—	—	2,860
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,637)	(10,637)
Balances at June 30, 2024	—	$—	6,868,865	$1	1,500,000	$—	1,174	$7	$—	$189,210	$137	$(188,942)	$413

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	4,658,737	$1	1,500,000	$0	2,861,128	$0	140,210	$8	$209,509	$183	$(202,586)	$7,115
Series A Preferred dividends declared and paid in kind	112,334	—	—	—	—	—	—	—	225	—	(225)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	126,515	—	—	—	253	—	(253)	—
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	82,150	—	1,594	—	—	1,594
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	394,158	1	5,798	—	—	5,799
Issuance of Common stock upon conversion of preferred stock	(100,000)	—	(1,060,118)	—	(2,801,250)	—	178,839	—	—	—	—	—
Issuance of preferred stock series C upon settlement of loss restoration agreement	—	—	—	—	1,684,817	1	—	—	3,127	—	—	3,128
Gain on extinguishment of related party promissory notes	—	—	—	—	—	—	—	—	—	—	279	279
Stock-based compensation	—	—	—	—	—	—	—	—	2,423	—	—	2,423
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	(6,603)	(6,603)
Balances at March 31, 2025	4,671,071	$1	439,882	$0	1,871,210	$1	795,357	$9	$222,929	$204	$(209,388)	$13,756
Series A Preferred dividends declared and paid in kind	128,796	—	—	—	—	—	—	—	258	—	(258)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	68,311	—	—	—	137	—	(137)	—
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	568,874	1	4,224	—	—	4,225
Issuance of Common stock upon conversion of preferred stock	—	—	(31,107)	—	(729,366)	—	44,886	—	—	—	—	—
Reverse stock split settlement of fractional shares	—	—	—	—	—	—	(73)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	450	—	—	450
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	(2,180)	(2,180)
Balances at June 30, 2025	4,799,867	$1	408,775	$0	1,210,155	$1	1,409,044	$10	$227,998	$227	$(211,963)	$16,274

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(8,782)	$(22,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	(16)	(36)
Depreciation	51	346
Amortization	1,671	3,370
Non-cash lease expense	155	128
Inventory step up amortization	179	—
Stock-based compensation	4,892	6,291
(Gain) Loss on extinguishment of debt and accounts payable	(4,459)	1,732
Loss on settlement of accounts payable	551	—
Interest Income	(387)	—
Non-cash interest expense	3,663	1,561
Amortization of debt discount	2,503	3,358
Common stock issued to lender in connection with entering Equity Line of Credit Agreement	—	368
Change in fair value of convertible notes	(6,629)	316
Change in fair value of digital assets	(125)	—
Warrants issued to service providers and warrant issuance expense	—	1,116
Loss on exchange of warrants for equity	—	358
Change in fair value of earnout	—	(1,300)
Change in fair value of derivatives	1,949	755
Change in fair value of warrants	(993)	(3,246)
Changes in operating assets and liabilities
Accounts receivable	(335)	(124)
Inventories	763	173
Prepaid expenses and other current assets	47	374
Vendor deposits	(37)	46
Deferred offering costs	—	(11)
Accounts payable	(310)	298
Accrued expenses and other current liabilities	87	1,263
Deferred revenue	(15)	(131)
Operating lease liabilities	(166)	(134)
Net cash used in operating activities	(5,743)	(5,160)
Cash Flows From Investing Activities:
Loan to Sportstech	(4,325)	—
Loan to Wattbike	(1,200)	—
Acquisition of digital assets	(45,000)	—
Acquisition of business, cash paid, net of cash acquired	—	(1,447)
Acquisition of software and content	(442)	40
Net cash used in investing activities	(50,967)	(1,407)
Cash Flows From Financing Activities:
Payments of loans	—	(745)
Proceeds from loans	1,800	1,280
Proceeds from issuance of related party loans	—	400
Payments of related party loans	—	(427)
Proceeds from issuance of common stock upon offering, net of offering costs	—	809
Payments of offering costs	(225)	(74)
Redemption on convertible notes	—	(212)
Proceeds from issuance of convertible notes, net of issuance costs	52,636	4,756
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	1,594	405
Proceeds from exercise of incremental warrants and issuance of convertible notes, net of issuance costs	3,499	—
Proceeds from the exercise of warrants	—	92
Proceeds from the issuance of common stock from equity line of credit	—	389
Net cash provided by financing activities	59,304	6,673
Effect of exchange rate on cash	100	50
Net Change In Cash and Cash Equivalents and Restricted Cash	2,694	156
Cash and restricted cash at beginning of the period	138	—
Cash and restricted cash at end of period	$2,832	$156
Supplemental Disclosure Of Cash Flow Information:
Cash paid for Interest	88	—
Non-Cash Investing and Financing Information:
Property & equipment in accounts payable	18	18
Inventories in accounts payable and accrued expenses	197	739
Issuance of common stock and series B preferred stock for the acquisition of business	—	3,969
Issuance and offering costs in accounts payable and accrued expenses	43	407
Issuance of preferred stock through conversion of debt	—	12,453
Gain on extinguishment of debt with related party	279	—
Issuance of common stock upon conversion of convertible notes	10,022	1,949
Issuance of Series C Preferred Stock upon settlement of loss restoration agreement	3,127	—
Exercise and exchange of stock warrants	—	480
Issuance of common stock from convertible notes and conversion of debt	—	547
Issuance of warrants with convertible notes	1,580	—
Issuance of embedded derivatives with convertible notes	2,104	—
Series A Dividends Paid in Kind	483	—
Series C Dividends Paid in Kind	390	—
Stock-based compensation capitalized in intangible asset and other assets	481	155

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

Reverse Stock Split

On June 26, 2025, the Company, filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share, at a rate of 1-for-10 (the “Reverse Stock Split”), effective on June 26, 2025.

The Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding from 14,091,197 shares to 1,409,047 shares. Accordingly, each holder of Common Stock now owns fewer shares of Common Stock as a result of the Reverse Stock Split. However, the Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Split. Common stock issued pursuant to the Reverse Stock Split remains fully paid and nonassessable, without any change in the par value per share. Pursuant to the Charter Amendment, no fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares received cash for each fraction of a share held.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on June 27, 2025. The trading symbol for Common Stock remains “TRNR.” The new CUSIP number for Common Stock following the Reverse Stock Split is 45840Y401.

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

Acquisition of CLMBR, Inc.

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 36 shares of the Company’s common stock with a fair value in the aggregate of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with a fair value in the aggregate of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million, and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

The Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. See Note 22. that outlines the Company’s consideration transferred and the identifiable net assets acquired at their fair value as of February 2, 2024.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $12.1 million and used net cash in its operations of $5.7 million during the six months ended June 30, 2025, and had an accumulated deficit of $212.0 million as of June 30, 2025.
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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $0.1 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become over the next year beyond the issuance date due absent management’s ability to secure additional outside capital.
•
A potential source of non-dilutive funding resides in our investment in digital assets, subject to market conditions. Based on quoted market prices, the market value of our ownership in digital assets was $45.1 million as of June 30, 2025.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As disclosed in Notes 11 and 21, the Company had total outstanding debt, including convertible notes, of approximately $55.1 million as of the issuance date, of which approximately $10.0 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
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

As of June 30, 2025 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2024 and 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2025 the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statement of stockholders' equity as of June 30, 2025 and condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are unaudited. The results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the condensed consolidated financial statements. The Company currently operates in the United States, the United Kingdom, and Taiwan. As of June 30, 2025 and 2024, substantially all of the Company’s long-lived assets are held in the United States.

Significant Accounting Policies

During the three and six months ended June 30, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, except as described below.

Loan Receivable

Loan receivable consists of a loan agreement entered into with Sportstech as a form of bridge financing until the acquisition is closed. The loan agreement provides for a $5.6 million loan facility (the “Loan”) that terminates on July 30, 2025 (the “Termination Date”). The Loan accrues interest at a rate of 10% per annum, subject to adjustment from time to time as set forth in the loan agreement, and has a discount at an amount equal to 10% of the principal amount. Pursuant to the Amended Loan Agreement, Sportstech has the option, upon delivery of a written request, to extend the term of the Loan for an additional five-month period, such that the Termination Date will be extended to December 30, 2025. Net loan origination fees and certain direct origination expenses of $0.5 million were deferred and amortized to interest income over the contractual life of the loan using the effective interest method. The loan receivable balance with Sportstech as of June 30, 2025 was $4.7 million. Loan receivable also consists a form of bridge financing for Wattbike of $1.2 million until the acquisition is closed.

Restricted Cash

Restricted cash consists of funds that are only be used to buy Fetch.ai network ("FET"). Due to these restrictions, the Company has presented restricted cash separately from cash and cash equivalents on the balance sheet within restricted cash on the condensed consolidated balance sheet.

Digital Assets

As a result of the Company's investment in FET and Tether, a stablecoin, in June 2025 as part of its treasury reserve diversification strategy, the Company recognized its investment in accordance with ASC 350-60 (as defined below). The Tether will be used to purchase FET in the future. Under the guidance, digital assets and other crypto assets (“digital assets”) are accounted for as indefinite-lived intangible assets, and are initially measured at cost, and are adjusted to fair value at the end of each reporting period. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting. Additionally, changes in fair value will be recorded in Change in fair value of digital assets on the Company's condensed consolidated statements of operations.

The Company expects to hold its digital assets as a long-term investment, and, therefore, they are classified as non-current assets as of June 30, 2025 on the condensed consolidated balance sheets.

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

ASU 2023-08

In December 2023, the FASB issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which is codified as ASC subtopic 350-60 ("ASC 350-60"). The new guidance is designed to streamline the accounting treatment of crypto assets. ASC 350-60 requires that an entity measure crypto assets at fair value with changes recognized in net income (loss) at each reporting period and present crypto assets separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The guidance is effective for annual periods beginning after December 15, 2024 and interim periods within annual periods beginning after December 15, 2024. The Company adopted ASC 350-60 as of January 1, 2025 resulting in certain expanded disclosures about its digital assets. Refer to Note 7 for more information.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, as amended by ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

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

The following tables present revenue and significant segment expenses that are included within net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total Revenues	$1,219	$621	$2,576	$984
Less:
Cost of fitness product revenue (excluding depreciation and amortization)	559	285	1,318	623
Cost of membership (excluding depreciation and amortization)	(1)	6	1	7
Cost of training	297	172	617	337
Research and development (excluding stock based compensation)	406	1,384	978	2,176
General and administrative (excluding stock based compensation, depreciation and amortization)	1,615	1,613	3,653	4,039
Interest expense	4,490	2,919	6,254	4,919
Interest income	(229)	—	(387)	—
Change in fair value of earnout	—	(1,300)	—	(1,300)
(Gain) loss upon extinguishment of debt and accounts payable	(1,423)	666	(4,459)	1,732
Change in fair value of convertible notes	(7,202)	—	(6,629)	316
Change in fair value of derivatives	462	809	1,949	755
Change in fair value of warrants	(544)	(1,448)	(993)	(3,246)
Change in fair value of digital assets	(125)	—	(125)	—
Depreciation and amortization expense	891	1,853	1,901	3,715
Stock-based compensation expense	2,804	2,925	4,893	6,291
Transaction related expenses (1)	434	210	733	974
Vendor Settlements (2)	(42)	—	417	—
Other segment items (3)	1,007	1,164	1,237	1,677
Net loss	$(2,180)	$(10,637)	$(8,782)	$(22,031)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(2,180)	$(10,637)	$(8,782)	$(22,031)

(1) Transaction costs related to acquisition of CLMBR, Inc, Wattbike and Sportstech.

(2) Costs (income) related to vendor settlements.

(3) Other segment items included in consolidated net loss includes sales and marketing (excluding stock based compensation, depreciation and amortization) and other expense.

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

The following table presents a summary of total revenues by geographic location:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in thousands)	CLMBR	FORME	Total	CLMBR	FORME	Total
Revenue
United States
Fitness Product Revenue	$790	$147	$937	$1,778	$210	$1,988
Membership Revenue	127	37	164	265	75	340
Training Revenue	80	38	118	171	77	248
Total Revenue	$997	$222	$1,219	$2,214	$362	$2,576

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	CLMBR	FORME	Total	CLMBR	FORME	Total
Revenue
United States
Fitness Product Revenue	$175	$83	$258	$175	$136	$311
Membership Revenue	160	47	207	269	93	362
Training Revenue	92	64	156	165	146	311
Total Revenue	$427	$194	$621	$609	$375	$984

The following table presents a summary of total revenues by product:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	2025	2024	2025	2024
	(in thousands)		(in thousands)
CLMBR	$790	$175	$1,778	$175
FORME	147	83	210	136
Total Fitness Product Revenue	937	258	1,988	311
CLMBR	127	160	265	269
FORME	37	47	75	93
Total Membership Revenue	164	207	340	362
CLMBR	80	92	171	165
FORME	38	64	77	146
Total Training Revenue	118	156	248	311
Total Revenue	$1,219	$621	$2,576	$984

5. Inventories, net

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Finished products	$2,560	$3,868
Finished products - Long Term	2,446	2,244
Raw materials - Long Term	578	578
Total inventories, net	$5,584	$6,690

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in our Taiwan facility that will be shipped to our manufacturing partners and will not be used within one year.

6. Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Pre-production tooling	$3,094	$3,094
Machinery and equipment	191	191
Leasehold improvements	186	186
Furniture and fixtures	25	25
Exercise equipment	13	13
Total	3,509	3,509
Less: Accumulated depreciation	(3,443)	(3,393)
Total property and equipment, net	$66	$116

Depreciation expense amounted to $0.01 million and $0.2 million for each of the three months ended June 30, 2025 and 2024, respectively. Depreciation expense amounted to $0.1 million and $0.3 million for each of the six months ended June 30, 2025 and 2024, respectively.

7. Goodwill, Intangible Assets, net and Digital Assets

Goodwill

There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2025. As of June 30, 2025, there was no goodwill impairment. Refer to Note 22. Acquisitions for more information.

Intangible Assets, Net

Identifiable intangible assets, net consist of the following:

	As of June 30,			As of December 31,
	2025			2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-use software	$6,248	$(6,101)	$147	$6,248	$(5,649)	$599
Developed technology	1,400	(328)	1,072	1,400	(213)	1,187
Customer related	4,000	(616)	3,384	4,000	(398)	3,602
Trademark and trade name	800	(126)	674	800	(82)	718
Total identifiable intangible assets	$12,448	$(7,171)	$5,277	$12,448	$(6,342)	$6,106

Amortization expense amounted to $0.4 million and $0.7 million for each of the three months ended June 30, 2025 and 2024, respectively. Amortization expense amounted to $0.8 million and $1.4 million for each of the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and 2024, there was no intangible asset impairment.

As of June 30, 2025, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2025 (remaining)	448
2026	703
2027	598
2028	537
2029	531
Thereafter	2,460
Total	$5,277

Digital Assets

During the three and six months ended June 30, 2025, the Company paid approximately $45.0 million in cash in return for approximately 29.6 million FET tokens and 25.0 million Tether stablecoins. As of June 30, 2025, the Company's holdings in digital assets consisted exclusively of FET and Tether. The Company recognizes changes in the fair value of its digital assets as gains or losses in change in fair value of digital assets on the Company's condensed consolidated statements of operations during the period in which they occur. The details of the activity related to the Company’s digital assets as of June 30, 2025 and December 31, 2024, are as follows:

(in thousands)	Tether Units	Tether Fair Value	FET Units	FET Fair Value	Total Units	Total Fair Value
Digital assets at December 31, 2024	—	$—	—	$—	—	$—
Additions	25,000	25,000	29,609	20,000	54,609	45,000
Change in fair value of digital assets	—	—	—	125	—	125
Digital assets at June 30, 2025	25,000	$25,000	29,609	$20,125	54,609	$45,125

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Security deposit	96	96
Prepaid licenses	45	50
Research and development tax credit	254	419
Other receivables	20	20
Insurance	190	46
Other prepaid	158	179
Total prepaid expenses and other current assets	$763	$810

9. Other Assets, net

Other assets, net consisted of the following:

	As of June 30,			As of December 31,
	2025			2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,789	$(6,210)	$579	$6,789	$(5,968)	$821
Capitalized software	7,627	(5,162)	2,465	6,705	(4,563)	2,142
Total other assets	$14,416	$(11,372)	$3,044	$13,494	$(10,531)	$2,963

Amortization expense amounted to $0.4 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense amounted to $0.8 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued bonus	$45	$155
Accrued LTI	2,500	—
Accrued payroll	7	7
Accrued PTO	21	21
Accrued legal settlements	2,000	2,050
Accrued royalties	241	231
Accrued professional fees	315	454
Customer deposits	97	135
Vendor settlements	300	—
Loss restoration settlement	1,041	570
Other accrued expenses and current liabilities	414	352
Total accrued expenses and other current liabilities	$6,981	$3,975

Accrued legal settlement of $2.0 million represents the payments due following settlement of a lawsuit which was an assumed liability as part of the Acquisition and is further discussed in Note 15. Commitments and Contingencies.

Accrued LTI of $2.5 million represents the full redemption value of the Series LTI Preferred Stock issued to the Company’s executive officers and members of the Board of Directors of the Company. On June 14, 2025, the Company issued a total of 1,250,000 shares of the Company’s Series LTI Convertible Preferred Stock to the Company’s executive officers and members of the Board of Directors of the Company that vested 100% upon Grant Date. No holder of LTI Preferred Stock shall have the right to convert any shares of LTI Preferred Stock, without shareholder approval. If such shareholder approval is not obtained on or before June 6, 2026, the Company will redeem each share of the LTI Preferred Stock for cash at a redemption price equal to the Original Issue Price of $2.0. The Company classifies Series LTI Preferred Stock in accordance with ASC 718, as a liability award and is included in Accrued expenses and other current liabilities, measured at the full redemption value, as there are conversion features that are subject to shareholder approval which is outside of the control of the Company. If shareholder approval is obtained, the Company will make a cash payment to the executive officers and members of the Board of Directors of the Company to cover employee taxes of the LTI Preferred Stock grant, and the value shall be calculated as $3.2 million less the grant date fair value of the LTI Preferred Stock on the date shareholder approval is obtained.

11. Debt

Debt consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Principal stockholder promissory notes	$—	$5,348
Promissory notes	4,618	—
Term Loan	3,500	3,221
Total Loan Payable	$8,118	$8,569
Other related party convertible notes	202	193
February 2024 convertible notes	1,659	2,557
Total Convertible note payable	$1,861	$2,750
Total debt current	$9,979	$11,319

Promissory notes	1,498	—
Total Loan Payable long term	$1,498	$—
January 2025 convertible notes	244	—
March 2025 convertible notes	—	—
June 2025 convertible preferred notes	732	—
June 2025 convertible exchangeable notes	42,680	—
Total Convertible note payable long term	$43,656	—
Total debt	$55,133	$11,319

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021, the Company entered into promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. See Note 20. Related Party Transactions. On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes to an accredited investor. On February 4, 2025, the Company and the accredited investor entered into an exchange agreement pursuant to which the Company issued (the “Exchange”) five new secured convertible promissory notes (the “January 2025 Exchange Notes”). At the time of the Exchange, (1) the Company has negative cash flows from operations, history of losses, and significant accumulated deficit that raise substantial doubt about our ability to continue as a going concern and (2) the accredited investor accepted an interest rate of 5.0% on the January 2025 Exchange Notes, which is significantly lower than the default rates on the promissory notes at the time of the Exchange and therefore indicative of a concession. As a result, the Company will account for the Exchange as a troubled debt restructuring in accordance with ASC 470-60 Troubled Debt Restructurings by Debtors. The fair value of the January 2025 Exchange Notes on February 4, 2025 was $5.1 million and the carrying value of the Former Principal Stockholder Notes was $5.4 million resulting in a gain on extinguishment of $0.3 million which was recorded in the condensed consolidated statement of stockholders equity. See description of the January 2025 Exchange Notes in Note 11. Debt under heading "January 2025 Exchange Notes".

Promissory Notes

On March 5, 2025, the Company entered into an agreement to settle outstanding liabilities with prior Law Firm by issuing to the Law Firm an unsecured promissory note in the principal amount of $3.9 million which has a maturity date of October 15, 2025 and accrues interest at a rate of 12% per annum. Total interest expense of $0.1 million and $0.2 million was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2025. The total outstanding principal balance including accrued interest as of June 30, 2025 was $4.1 million.

On May 1, 2025, the Company entered into an agreement to settle outstanding liabilities with vendor by issuing to the vendor an unsecured promissory note in the principal amount of $0.5 million which has a maturity date of May 1, 2026 and accrues interest at a rate of 5% per annum. Total interest expense of $0.004 million was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2025. The total outstanding principal balance including accrued interest as of June 30, 2025 was $0.5 million.

On May 21, 2025, the Company issued an unsecured promissory note in the principal amount of $2.0 million to Woodway USA, Inc. Woodway USA, Inc. is currently the largest customer of the Company, pursuant to the previously disclosed Exclusive Distribution Agreement, dated as of February 20, 2024. The promissory note carries an original issue discount of 10.0% and accrues interest at a rate of 15% per annum, with a maturity date of May 21, 2027 and is included in loan payable non current on the condensed consolidated balance sheet.

The $2.0 million of aggregate principal received from the issuance of the promissory note was initially allocated to the aggregate issuance date fair value of the warrants issued in connection with the issuance of the promissory note (see Note 13. Fair Value Measurements for more information), original issue discount and the remainder of the proceeds from the issuance of the promissory note was allocated to the promissory note, resulting in a debt discount of $0.6 million. The Company has recorded the debt discount as a direct reduction to the face value of the promissory note and will amortize this amount over the life of promissory note as a component of interest expense on the condensed consolidated statement of operations. The promissory note is included in the consolidated balance sheet at amortized cost included in loan payable noncurrent.

The carrying value of the promissory note is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$2,033	$—
Unamortized debt discount	(535)	—
Aggregate carrying value	$1,498	$—

Interest expense recognized on the promissory note is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$33	$—	$33	$—
Amortization of debt discount	31	—	31	—
Total	$64	$—	$64	$—

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

On April 24, 2024, the Company entered into a Loan Restoration Agreement with the Lender (the “Restoration Agreement”) which was amended on September 30, 2024. The Amendment revised the definition of Preferred Stock to “2,861,128 shares of Series C Preferred Stock”. Prior to the Amendment, the definition of Preferred Stock read “1,500,000 shares of Series A Preferred Stock”. The definition of Net Trade Value was amended and restated in its entirety to include the disposition of the shares of Common Stock issued pursuant to the exchange agreements entered into by and between the Borrower and the Lender and the Net Trade Value shall be determined by

Lender. Furthermore, the Amendment revised the date on which the Net Trade Value received will be calculated from December 31, 2024 to December 31, 2025. The Restoration Agreement was accounted for as a derivative in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability or asset will be remeasured at each reporting period using a Monte Carlo simulation with changes in fair value recorded in the condensed consolidated statements of operations in change in fair value of derivatives (see Note 13. Fair Value Measurements for more information).

As of September 30, 2024, the outstanding principal amount of the Loan was $4.3 million (the “Loan Amount”). On September 30, 2024, the Company and the Lender entered into an Exchange and Settlement Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company and Lender agreed to exchange (a) the Series A Preferred Shares and (b) the Loan Amount (minus $2 million) for a total of 2,861,128 shares of the Company’s Series C Preferred Stock (“Series C Preferred Shares”). In connection with the Exchange Agreement, on September 30, 2024, the Company and the Lender reduced the principal amount of the Note Purchase Agreement previously entered into by the Company and the Lender to $2.0 million. The Company evaluated and determined the Exchange Agreement should be accounted for as an extinguishment. The Series C Preferred stock shares were consideration paid to settle a portion of the Loan Amount and was recognized at fair value as of the date of issuance per ASC 470. The difference between the portion of the Loan Amount settled and the fair value of Series C Preferred stock on settlement date was recognized in earnings in loss upon extinguishment of debt in the condensed consolidated statements of operations.

On January 23, 2025, the Company and the Lender entered into a Settlement Agreement, pursuant to which the Company issued 496,246 shares of the Company’s Series C Preferred Stock, par value $0.0001 per share, to the Lender as payment of the $1.0 million Net Trade Value as of the settlement date pursuant to the Loss Restoration Agreement.

On March 31, 2025, the Company and the Lender entered into a Settlement Agreement, pursuant to which the Company issued 1,188,571 shares of the Company’s Series C Preferred Stock, par value $0.0001 per share, to the Lender as payment of the $2.4 million Net Trade Value as of the settlement date pursuant to the Loss Restoration Agreement.

As of June 30, 2025, the Net Trade Value was $1.0 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

The carrying value of the Term Loan is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$1,228	$1,019
Guarantee fees	2,348	2,348
Unamortized debt discount	(76)	(146)
Aggregate carrying value	$3,500	$3,221

Interest expense recognized on the Term Loan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$176	$226	$197	$284
Amortization of debt discount	31	121	71	460
Total	$207	$347	$268	$744

Convertible Notes

Other Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time while outstanding the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $9.457 per share. The total outstanding balance at June 30, 2025 and December 31, 2024, including accrued interest, was $0.2 million and $0.2 million, respectively, and is included in convertible note payable on the condensed consolidated balance sheet.

February 2024 Convertible Notes

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "February 2024 Convertible Note") with Treadway Holdings LLC, a lender, in the aggregate principal amount of $6.0 million, which is convertible into shares of Common Stock. The Note accrues interest at a rate of 2.0% per month.

The original maturity date of the February 2024 Convertible Note was December 15, 2024. Interest payments are guaranteed through the Maturity date regardless of whether the February 2024 Convertible Note is earlier converted or redeemed. The February 2024 Convertible Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to the quotient resulting by dividing the outstanding principal balance of the February 2024 Convertible Note to be converted by a conversion price of $80,000.00 per share. The February 2024 Convertible Note sets forth certain standard events of default upon the occurrence of which the Company is required to deliver written notice to the Treadway Holdings LLC within two (2) business days. At any time after the earlier of (a) Treadway Holdings LLC’s receipt of a notice of default and (b) Treadway Holdings LLC becoming aware of the event of default, the Treadway Holdings LLC may require the Company to redeem all or any portion of the February 2024 Convertible Note. Upon an event of default, the February 2024 Convertible Note shall bear interest at a rate of 4.0% per month.

In November 2024, the Company and Treadway Holdings LLC entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”) that amended and restated the February 2024 Convertible Note in its entirety. The Amended and Restated Note has a principal amount of $4,000,000 (the “Principal Amount”). Pursuant to the Amended and Restated Note, the conversion price of the February 2024 Convertible Note was changed to $47.90 per share (the Common Stock’s Nasdaq Official Closing Price (as reflected on Nasdaq.com) on November 11, 2024. The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a loss on extinguishment upon issuance and the remaining unamortized discount was written off upon extinguishment. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes and change to were determined using a discounted cash flow analysis at a discount rate of 16.3%. The fair value of the February 2024 Convertible Notes of $4.0 million was recorded as a current liability upon fair value election.

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

On April 18, 2025, the Company and the Current Holder entered into a Letter Agreement to lower the conversion price to $11.00 (a premium to the closing price of the Common Stock on April 17, 2025).

For the six months ended June 30, 2025, the Current Holder converted a total of $1.2 million owed pursuant to the Amended and Restated Note into a total of 47,175 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $0.09 million.

February 2024
(in thousands)	Convertible Notes
Fair value at December 31, 2024	$2,557
Cash paid for interest	(88)
Conversion to common stock	(1,212)
Change in estimated fair value of convertible notes	284
Fair value at March 31, 2025	$1,541
Change in estimated fair value of convertible notes	118
Fair value at June 30, 2025	$1,659

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

The January 2025 Exchange Notes are convertible (in whole or in part) at any time prior to the maturity date into the number of shares of Common Stock equal to (x) the sum of (A) the portion of the principal of the January 2025 Exchange Notes to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to the principal of the Exchange Note, (C) accrued and unpaid late charges with respect to the principal of the Exchange Note and interest, and (D) any other unpaid amounts pursuant to the Exchange Agreement, if any, divided by (y) a conversion price of $20.40 per share, subject to adjustment as provided in the Exchange Notes (such shares, the “Exchange Agreement Note Conversion Shares”).

The January 2025 Exchange Notes, in the aggregate principal amount of $5.4 million were fully converted into 264,288 shares of Common Stock in February 2025 and the Company recorded a gain on extinguishment of debt of $2.1 million.

The Company has elected the fair value option to account for its January 2025 Exchange Notes upon issuance in February 2025 as the exchange was accounted for as an extinguishment.

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	$5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at March 31, 2025	$—
Change in estimated fair value of convertible notes	—
Fair value at June 30, 2025	$—

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

The January 2025 Convertible Notes is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the January 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the January 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the Transaction Documents, if any, divided by (y) a conversion price of $31.33 per share, subject to adjustment as provided in the January 2025 Convertible Notes agreement.

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

For the six months ended June 30, 2025, the Investor converted a total of $2.0 million owed pursuant to the January 2025 Convertible Notes into a total of 82,695 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $0.7 million.

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

The conversion price was amended upon entering into the June 2025 Convertible Exchangeable Notes on June 13, 2025 to $9.457.

The carrying value of the January 2025 Convertible Notes is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$2,018	$—
Unamortized debt discount	(1,549)	—
Unamortized issuance costs	(225)	—
Aggregate carrying value	$244	$—

Interest expense recognized on the January 2025 Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$58	$—	$758	$—
Amortization of debt discount	162	—	416	—
Amortization of debt issuance costs	24	—	60	—
Total	$244	$—	$1,234	$—

March 2025 Convertible Notes

On March 11, 2025, the Investor elected to exercise 82,988 Class A Incremental Warrants to purchase the Class A Incremental Notes (the "March 2025 Convertible Notes") for an aggregate principal amount of $4.0 million. The March 2025 Convertible Notes carry an original issue discount of 10.0% and accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the March 2025 Convertible Notes agreement. The maturity date of the March 2025 Convertible Notes is January 24, 2028.

The March 2025 Convertible Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the March 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the March 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any, divided by (y) a conversion price of $19.89 per share, subject to adjustment as provided in the March 2025 Convertible Notes agreement.

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

For the six months ended June 30, 2025, the Investor converted a total of $5.6 million owed pursuant to the March 2025 Convertible Notes into a total of 568,874 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $1.4 million.

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

The conversion price was amended upon entering into the June 2025 Convertible Exchangeable Notes on June 13, 2025 to $9.457.

The carrying value of the March 2025 Convertible Notes is as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$259	$—
Unamortized debt discount	(246)	—
Unamortized issuance costs	(13)	—
Aggregate carrying value	$—	$—

Interest expense recognized on the March 2025 Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$1,879	$—	$1,906	$—
Amortization of debt discount	1,793	—	1,831	—
Amortization of debt issuance costs	92	—	94	—
Total	$3,764	$—	$3,831	$—

June 2025 Convertible Preferred Note

On June 4, 2025, the Company issued a convertible promissory note in the principal amount of $0.7 million with an original issue discount of 10.0% to an accredited investor (the “June 2025 Convertible Preferred Note”). The June 2025 Convertible Preferred Note has a maturity date of June 4, 2027 and accrues interest at a rate of 15.0% per annum.

The Company may prepay the outstanding principal balance of the June 2025 Convertible Preferred Note prior to the Maturity Date, provided that, if upon a prepayment in full prior to the Maturity Date, the aggregate amount of interest accrued on the June 2025 Convertible Preferred Note is less than $0.2 million, the Company shall pay an amount equal to the difference between the amount of interest actually paid by the Company and $0.2 million. At any time prior to the Maturity Date, the accredited investor may convert any outstanding and unpaid principal and accrued interest into shares of the Company’s Series A Preferred Stock. The Note has a conversion price of $12.50 per share.

Upon an Event of Default (as defined in the June 2025 Convertible Preferred Note), all outstanding principal and accrued but unpaid interest and expenses will become immediately due and payable.

The carrying value of the June 2025 Convertible Preferred Note as of June 30, 2025 was $0.7 million. Interest expense recognized on the June 2025 Convertible Preferred Note was $0.1 million for the three and six months ended June 30, 2025.

June 2025 Convertible Exchangeable Notes

On June 10, 2025, the Company entered into a securities purchase agreement (the "Purchase Agreement") to sell convertible exchangeable notes to ATW Partners and DWF Labs (together, the “Investors”). Pursuant to the Purchase Agreement, the Company will issue and the Investors will purchase senior secured convertible exchangeable notes in the amount of $55.6 million (the “Initial Notes”) which are convertible into shares of the Company’s common stock at any time at the option of the Investors.

Pursuant to the Purchase Agreement, the Company will use 94.5% (approximately $47.3 million) of the proceeds from the Initial Note sale, less a 10% original issue discount to purchase FET for the benefit of Interactive Strength Treasury LLC, a Company subsidiary (see Note 2. Summary of Significant Accounting Policies). The remaining proceeds of $2.0 million was used to pay transaction expenses and for working capital.

On June 13, 2025, the Company sold senior secured convertible notes (the “June 2025 Convertible Exchangeable Notes”) in the aggregate principal amount of $55.6 million, which is both (a) convertible into shares of the Company’s common stock, par value $0.0001 per share and (b) exchangeable into the utility tokens and key medium of exchange on the Fetch.ai network (“FET”). The June 2025 Convertible Exchangeable Notes carry an original issue discount of 10.0% and accrue interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the agreement with a maturity date of December 13, 2026.

The June 2025 Convertible Exchangeable Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) (i) the portion of the principal amount of the June 2025 Convertible Exchangeable Notes to be converted or redeemed, (ii) accrued and unpaid interest with respect to such principal amount of the June 2025 Convertible Exchangeable Notes, (iii) accrued and unpaid Late Charges with respect to such principal amount of the Convertible Exchangeable Note and interest, and (iv) any other unpaid amounts pursuant to the transaction documents divided by (y) a conversion price of $9.457, subject to adjustment as provided in the June 2025 Convertible Exchangeable Notes.

Starting on the six-month anniversary of the issuance of June 2025 Convertible Exchangeable Notes, 90% of the outstanding and unpaid original principal is exchangeable into FET subject to a limitation of 95% of the FET the Company acquired and an exchange price of 120% of the weighted average purchase price of the FET acquired in connection with the proceeds of the closing in which the applicable Convertible Exchangeable Note being exchanged was issued.

The June 2025 Convertible Exchangeable Notes set forth certain standard events of default (each such event, an “Event of Default”), upon the occurrence of which the Company is required to deliver written notice to the Investors within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Investors’ receipt of an Event of Default Notice, and (b) the Investors becoming aware of an Event of Default, the Investors may require the Company to satisfy the June 2025 Convertible Exchangeable Notes by (x) exchanging the outstanding principal of the June 2025 Convertible Exchangeable Notes for the FET held by the Company and / or (y) accelerating the Maturity Date.

The Company elected the fair value option for the June 2025 Convertible Exchangeable Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period to simplify the accounting. Accordingly, when the fair value option was applied, the Company did not separately evaluate the June 2025 Convertible Exchangeable Notes for the existence of embedded features that would require bifurcation as embedded derivatives under other accounting guidance. All debt issuance costs incurred in connection with June 2025 Convertible Exchangeable Notes accounted for pursuant to the fair value option were expensed as incurred. The fair value of the June 2025 Convertible Exchangeable Notes and change to were determined using a discounted cash flow analysis at a discount rate of 3.82%. The fair value of the June 2025 Convertible Exchangeable Notes of $50.0 million was recorded as a long term liability upon fair value election (see Note 13. Fair Value Measurements for more information).

June 2025
Convertible
(in thousands)	Exchangeable Notes
Fair value at June 13, 2025	$50,000
Change in estimated fair value of convertible notes	(7,320)
Fair value at June 30, 2025	$42,680

12. Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2024 to June 30, 2025:

	Outstanding as of			Outstanding as of
	December 31, 2024	Issued	Exercised	June 30, 2025
November 2023 Bridge Warrants	—	—	—	—
February 2024 Warrants	75	—	—	75
Woodway February 2024 Warrants	20	—	—	20
Registered Direct Placement Agent Warrants	11	—	—	11
Registered Direct Offering Warrants	142	—	—	142
Best Efforts Offering A-1 Warrants	2,837	—	—	2,837
Best Efforts Offering A-2 Warrants	2,837	—	—	2,837
Best Efforts Placement Agent Warrants	213	—	—	213
January 2025 Warrants	—	67,427	—	67,427
January 2025 Class A Incremental Warrants	—	269,710	(82,988)	186,722
January 2025 Class B Incremental Warrants	—	414,938	—	414,938
March 2025 Warrants	—	82,988	—	82,988
Woodway May 2025 Warrants	—	40,000	—	40,000
Total Warrants	6,135	875,063	(82,988)	798,210

The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings.

November 2023 Bridge Warrants

In connection with the November Bridge Notes issued in November 2023, the Company entered into a warrant agreement whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants have been issued as of June 30, 2025.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 75 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million February 2024 Note. The Warrants are exercisable for 38 shares of Common Stock, at a price of $50,000.00 per share (“Warrant 1”) and $70,000.00 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock.

Woodway February 2024 Warrants

On February 20, 2024, the Company issued 20 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC ("Woodway"). Each warrant has a strike price of $50,000.00 per share. The warrants may be exercised during the period commencing February 20, 2024 and ending February 20, 2034.

Registered Direct Placement Agent Warrants

On May 8, 2024, the Company entered into an engagement agreement with H.C. Wainwright & Co., LLC (the "Placement Agent"), pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 11 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Registered Offering) and will have a term of five years from the commencement of sales in the Registered Offering and an exercise price of $8,800.00 per share.

Registered Direct Offering Warrants

Pursuant to the securities purchase agreement, in a concurrent private placement (together with the Registered Offering, the “Offering”), the Company has also agreed to issue to the Investors unregistered warrants to purchase up to an aggregate of 142 shares of Common Stock, which represent 100% of the shares of Common Stock to be issued and sold in the Registered Offering. The Warrants have an exercise price of $7,040.00 per share, and will expire on the five and one-half (5.5) year anniversary from the Stockholder Approval Date on May 31, 2024.

Best Efforts Offering A-1 and A-2 Warrants

On July 1, 2024, the Company issued Series A-1 warrants to purchase up to an aggregate of 2,837 shares of common stock and Series A-2 warrants to purchase up to an aggregate of 2,837 shares of common stock. The public offering price for each Share and accompanying Warrants was $1,410.00 (which is the last reported sale price of the Common Stock on The Nasdaq Capital Market on June 28, 2024). Each Warrant has an exercise price of $1,410.00 per share and is exercisable beginning on the effective date of stockholder approval on August 30, 2024. The Series A-1 Warrant will expire on the five-year anniversary of the initial issuance date. The Series A-2 Warrant will expire on the eighteen-month anniversary of the initial issuance date.

Best Efforts Placement Agent Warrants

The Company entered into an engagement agreement with H.C. Wainwright & Co., LLC (the "Placement Agent"), pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Best Efforts Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 213 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Best Efforts Offering) and will have a term of five years from the commencement of sales in the Best Efforts Offering and an exercise price of $1,763.00 per share.

January 2025 Warrants

On January 28, 2025, the Company issued warrants to purchase 67,427 shares of common stock. The warrants are exercisable for shares of common stock at a price of $9.457 per share. The warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

January 2025 Class A Incremental Warrants

On January 28, 2025, the Company issued 269,710 Class A incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $13.0 million. On March 11, 2025 the Investor elected to exercise 82,988 Class A Incremental Warrants to purchase Class A Incremental Notes of $4.0 million. The Incremental Warrants are exercisable during the period commencing January 28, 2025 and ending on the two year anniversary of the effectiveness of the Registration Statement at an exercise price of equal to 90% of the principal amount of the Incremental Notes issued to such purchaser, subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of Common Stock and the like. The Incremental Warrants contain call options that allow the Company to repurchase the incremental warrants if certain conditions are present.

January 2025 Class B Incremental Warrants

On January 28, 2025, the Company issued 414,938 Class B incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $20.0 million. The Incremental Warrants are exercisable during the period commencing January 28, 2025 and ending on the two year anniversary of the effectiveness of the Registration Statement at an exercise price of equal to 90% of the principal amount of the Incremental Notes issued to such purchaser, subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of Common Stock and the like. The Incremental Warrants contain call options that allow the Company to repurchase the incremental warrants if certain conditions are present.

March 2025 Warrants

On March 11, 2025, the Company issued warrants to purchase 82,988 shares of common stock. The warrants are exercisable for shares of common stock at a price of $9.457 per share. The warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

Woodway May 2025 Warrants

On May 21, 2025, the Company issued warrants to purchase 40,000 shares of common stock. The warrants are exercisable for shares of common stock at a price of $12.50 per share. The warrants may be exercised during the period commencing May 21, 2025 and ending May 21, 2035.

13. Fair Value Measurements

The Company’s financial instruments consist of derivatives, convertible notes held at fair value, and warrants.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)			(in thousands)
Assets
Cash and cash equivalents	$582	$—	$—	$138	$—	$—
Restricted cash	2,250	—	—	—	—	—
Derivatives	—	—	98	—	—	—
Digital assets	45,125	—	—	—	—	—
Total	$47,957	$—	$98	$138	$—	$—
Liabilities
Derivatives	$—	$—	$383	$—	$—	$73
Convertible Notes	—	—	44,339	—	—	2,557
Warrants	—	—	590	—	—	4
Total	$—	$—	$45,312	$—	$—	$2,634

During the six months ended June 30, 2025, there were no transfers between Level 1 and Level 2, nor into and out of Level 3. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Restricted Cash

Pursuant to the Purchase Agreement, the Company will use 94.5% (approximately $47.3 million) of the proceeds from the Initial Note sale, less a 10% original issue discount to purchase FET for the benefit of Interactive Strength Treasury LLC, a Company subsidiary. As of June 30, 2025, restricted cash in the amount of $2.25 million which must be used to purchase FET in the future remained with the Custodian acting as an agent to purchase FET on behalf of the Company.

Digital assets

In June 2025, the Company invested in digital assets to diversify its treasury investment strategy. Under ASC 350-60, the Company’s digital assets are measured at fair value based on quoted prices on active exchanges, and are therefore categorized as Level 1 investments in the fair value hierarchy. The Company recognizes changes in the fair value of its digital assets as gains or losses in Change in fair value of digital assets on the Company's condensed consolidated statements of operations during the period in which they occur. For the three and six months ended June 30, 2025, the Company recognized a $0.1 million gain related to the change in fair value in its digital assets holding recognized as a Change in fair value of digital assets in its condensed consolidated statements of operations.

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025.

Derivatives

	Loss Restoration	Jan 2025	Mar 2025	Total	Total
(in thousands)	Derivative	Derivative	Derivative	Derivative Liabilities	Derivative Assets
Fair value at December 31, 2024	$73	$—	$—	$73	$—
Issuance of derivatives	—	963	1,141	2,104	—
Derivative settlement	(2,800)	—	—	(2,800)	—
Change in estimated fair value of derivatives	2,727	(741)	(404)	1,582	95
Fair value at March 31, 2025	$—	$222	$737	$959	$95
Issuance of derivatives	—	—	—	—	—
Derivative settlement	(1,041)	—	—	(1,041)	—
Change in estimated fair value of derivatives	1,041	120	(696)	465	3
Fair value at June 30, 2025	$—	$342	$41	$383	$98

The Company recorded the derivatives as a derivative asset or liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. For the outstanding derivatives as June 30, 2025 and December 31, 2024, the fair value of the derivatives were determined using a Monte Carlo simulation. The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate.

The following table outlines the key inputs for the Monte Carlo Simulation models:

	June 30,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.7% - 4.3%	4.2%
Weighted-average expected term (in years)	0.50 - 2.70	1.00
Weighted-average expected volatility	95.0% - 150.0%	111.7%
Expected dividend yield	0.0% - 15.0%	0.0% - 15.0%

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

February 2024
(in thousands)	Convertible Notes
Fair value at December 31, 2024	$2,557
Cash paid for interest	(88)
Conversion to common stock	(1,212)
Change in estimated fair value of convertible notes	284
Fair value at March 31, 2025	$1,541
Change in estimated fair value of convertible notes	118
Fair value at June 30, 2025	$1,659

January 2025 Exchange Notes

On February 4, 2025, the Company and the Exchange Agreement Investor entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the Exchange Agreement Investor exchanged the Former Principal Stockholder Notes for five new secured promissory notes of the Company secured by the Company’s assets (the “January 2025 Exchange Notes”). The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a gain on extinguishment included in condensed consolidated statement of stockholders' equity. The Company elected the fair value option for the January 2025 Exchange Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the January 2025 Exchange Notes were determined using a discounted cash flow analysis at a discount rate of 16.3%. The January 2025 Exchange Notes, in the aggregate principal amount of $5.4 million were fully converted into 264,288 shares of Common Stock in February 2025.

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	$5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at March 31, 2025	$—
Change in estimated fair value of convertible notes	—
Fair value at June 30, 2025	$—

June 2025 Convertible Exchangeable Notes

The Company entered into senior secured convertible notes in June 2025. The Company elected the fair value option for the June 2025 Convertible Exchangeable Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the June 2025 Convertible Exchangeable Notes were determined using a discounted cash flow analysis at a discount rate of 3.82%.

June 2025
Convertible
(in thousands)	Exchangeable Notes
Fair value at June 13, 2025	$50,000
Change in estimated fair value of convertible notes	(7,320)
Fair value at June 30, 2025	$42,680

Warrants

(in thousands)	2023 Common Warrants (1)	2024 Common Warrants (2)	2025 Common Warrants (3)	2025 Incremental Warrants (4)	Total Warrants
Fair value at December 31, 2024	$—	$4	$—	$—	$4
Issuance of warrants	—	—	1,212	—	1,212
Change in estimated fair value of warrants	—	(4)	(445)	—	(449)
Fair value at March 31, 2025	$—	$—	$767	$—	$767
Issuance of warrants	—	—	367	—	367
Change in estimated fair value of warrants	—	—	(544)	—	(544)
Fair value at June 30, 2025	$—	$—	$590	$—	$590

(1) Includes November 2023 Warrants. The fair value of the warrants were determined using a Monte Carlo Simulation.

(2) Includes February 2024 Warrants, Woodway February 2024 Warrants, Registered Direct Placement Agent Warrants, Registered Direct Offering Warrants, Best Efforts Offering A-1 Warrants, Best Efforts Offering A-2 Warrants, Best Efforts Placement Agent Warrants. The fair value of the warrants were determined using a Black-Scholes-Merton model.

(3) Includes January 2025 Warrants, March 2025 Warrants, Woodway May 2025 Warrants. The fair value of the warrants were determined using a Black-Scholes-Merton model.

(4) Includes January 2025 Class A Incremental Warrants and January 2025 Class B Incremental Warrants. The fair value of the warrants were determined using a Monte Carlo Simulation.

For the outstanding warrants as June 30, 2025 and December 31, 2024, the Company determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate.

The following table outlines the key inputs for the Black-Scholes option-pricing models:

	June 30,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.8% - 4.3%	4.2% - 4.6%
Weighted-average expected term (in years)	0.52 - 10.03	1.02 - 9.27
Weighted-average expected volatility	100.0% - 150.0%	66.6% - 116.7%
Expected dividend yield	—%	—%

The following table outlines the key inputs for the Monte Carlo Simulation models:

	June 30,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.7% - 3.8%	4.4%
Weighted-average expected term (in years)	2.57 - 3.91	4.42
Weighted-average expected volatility	95.0% - 100.0%	81.2%
Expected dividend yield	—%	—%

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2024.

Derivatives

	December 2023	Loss Restoration Agreement
(in thousands)	Derivatives	Derivatives	Total
Fair value at December 31, 2023	$122	$—	$122
Issuance of derivatives	—	—	—
Change in estimated fair value of derivatives	(54)	—	(54)
Fair value at March 31, 2024	$68	$—	$68
Issuance of derivatives	—	61	61
Change in estimated fair value of derivatives	(68)	877	809
Fair value at June 30, 2024	$—	$938	$938

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

Loss Restoration Derivative

In connection with the Company entering into the Loss Restoration Agreement in April 2024, the Company recorded the Loss Restoration Derivative as a short term derivative liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The fair value of the Loss Restoration Derivative was determined using a Monte Carlo model.

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc. the Sellers shall be entitled to receive a contingent payment in the form of shares of the Company’s common stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 567 Earn-Out Shares. The Company assessed the fair value as of June 30, 2024 and it was determined based on current sales that achieving the projection was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for the three and six months ended June 30, 2024 related to change in fair value of the earn out recorded in the condensed consolidated statements of operations in other expense (income).

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

(in thousands)	Bridge Notes
Fair value at December 31, 2023	$1,717
Loss on extinguishment of debt upon conversion to convertible notes	275
Change in estimated fair value of financial instruments	316
Conversion to Series A Preferred Stock	(2,308)
Fair value at March 31, 2024	$—
Change in estimated fair value of financial instruments	—
Fair value at June 30, 2024	$—

Warrants

	November 2023	December 2023	February 2024	February 2024 Woodway	Registered Direct	Placement Agent	Total
(in thousands)	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Fair value at December 31, 2023	$165	$426	$—	$—	$—	$—	$591
Issuance of warrants	—	—	1,800	345	—	—	2,145
Change in estimated fair value of financial instruments	(124)	(179)	(1,245)	(251)	—	—	(1,799)
Fair value at March 31, 2024	$41	$247	$555	$94	$—	$—	$937
Issuance of warrants	—	—	—	—	721	50	771
Change in estimated fair value of warrants	(39)	(125)	(504)	(89)	(646)	(45)	(1,448)
Loss on cancelation of warrants	—	358	—	—	—	—	358
Conversion to Series A Preferred Stock	—	(480)	—	—	—	—	(480)
Fair value at June 30, 2024	$2	$—	$51	$5	$75	$5	$138

14. Leases

Lease Obligations

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

As of June 30, 2025, the weighted average discount rate for operating leases was 8.16% and the weighted average remaining lease term for operating leases was 2.3 years, respectively. As of December 31, 2024, the weighted average discount rate for operating leases was 6.89% and the weighted average remaining lease term for operating leases was 2.3 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s condensed consolidated balance sheets. The components of lease expense and other information for three months ended June 30, 2025 and 2024 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease costs	$84	$82	$166	$147
Variable lease costs	33	—	69	13
Short-term lease costs	10	11	20	21
Total lease costs	127	93	255	181
Other information:
Cash paid for amounts included in the measurement of operating lease liability	$117	$82	$235	$160

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2025 (remaining)	104
2026	78
2027	78
2028	33
2029	—
Thereafter	—
Total future minimum lease payments	293
Less: imputed interest	(28)
Present value of operating lease liability	$265

Less: current portion of lease liability	127
Non-current portion of lease liability	138
Present value of operating lease liability	$265

15. Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative FORME net sales up to $5.0 million and 1% of cumulative FORME net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of June 30, 2025. The Company recorded royalty expense of $0.005 million and $0.005 million three months ended June 30, 2025 and 2024, respectively, and $0.01 million and $0.009 million for the six months ended June 30, 2025 and 2024, respectively.

Legal Proceedings

On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR, Inc. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR, Inc. (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR, Inc. and DK City. On June 25, 2024, CLMBR, Inc. and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company is required to make certain payments to DK City, CLMBR Inc. and the Company will be released from liability, and the Petition will be voluntarily dismissed without prejudice. Total remaining payments as of June 30, 2025 of $2.0 million are all due within one year from June 30, 2025 and are included in Accrued Expenses and other current liabilities in the condensed consolidated balance sheet. The Company is in default per the agreement as a result of not following the payment plan.

On or about February 20, 2025, the Company was sued in the Superior Court of Massachusetts, Suffolk County, by one of its former financial services consultants (“the Plaintiff”), alleging a breach of an agreement between the parties for financial services Plaintiff allegedly provided to the Company. The dispute was fully and amicably resolved and on June 12, 2025, the parties filed a joint stipulation of dismissal with prejudice and settlement amount was $2.2 million. The current portion of the total remaining payments as of June 30, 2025 of $0.3 million is included in accrued expenses and other current liabilities and the non-current portion of $1.9 million is included in other long term liabilities in the condensed consolidated balance sheet.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Stockholders’ Equity (Deficit)

Common Stock

The Company’s authorized common stock consisted of 900,000,000 shares at $0.0001 par value, as of June 30, 2025 and December 31, 2024. The issued and outstanding common stock was 1,409,044 shares and 140,210 shares as of June 30, 2025 and December 31, 2024, respectively.

On February 2, 2024, the Company issued 36 shares of common stock in connection with acquisition of CLMBR, Inc. as part of the purchase price.

From January 2024 through June 2024, the Company issued 288 shares of common stock upon conversions of $1.9 million from the December 2023 Convertible Note.

On February 1, 2024, the Company issued 19 shares of common stock to the February 2024 Convertible Note holder, pursuant to a securities purchase agreement.

On February 1, 2024, the Company issued 6 shares of common stock to the December 2023 Convertible Note holder and the Equity Line Investor for granting a waiver to the Company to allow the Company to issue the February 2024 Convertible Note and to enter into the Term Loan.

In January 2024 through May 2024, the Company issued 41 shares of common stock, par value $0.0001, from equity line of credit.

In May 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market an aggregate of 142 shares of common stock, par value $0.0001, of the Company, at an offering price of $7,040.00 per share.

In June 2024, the Company issued 23 shares of common stock upon exercising of warrants associated with the December 2023 Convertible Note.

In July 2024, the Company commenced a best efforts public offering of an aggregate of 210 shares of common stock, par value $0.0001 per share, of the Company, at an offering price of $1,410.00 and issued 2,627 shares of common stock from exercise of pre-funded warrants of common stock, par value $0.0001, of the Company, at an offering price of $1,409.00 per share.

In June 2024 through December 2024, the Company issued 64,870 shares of common stock, par value $0.0001, from At the Market offering.

The Reverse Stock Split on June 14, 2024 decreased the number of shares of Common Stock issued and outstanding but such reduction was subject to adjustment for the rounding up of fractional shares. On June 25, 2024 due to the rounding up of fractional shares, a total of 100 shares of Common Stock were issued to certain shareholders who owed shares of Common Stock on June 14, 2024.

The Reverse Stock Split on November 11, 2024 decreased the number of shares of Common Stock issued and outstanding but such reduction was subject to adjustment for the rounding up of fractional shares. On November 21, 2024 due to the rounding up of fractional shares, a total of 21,772 shares of Common Stock were issued to certain shareholders who owed shares of Common Stock on November 11, 2024.

From September 2024 through November 2024, the Company issued 23,516 shares of common stock upon conversion of $2.4 million of debt.

From November 2024 through December 2024, the Company issued 26,205 shares of common stock upon conversion of 919,794 shares of Series A Preferred Stock.

In February 2025, the Company issued 82,150 shares of common stock, par value $0.0001, from At the Market offering.

From January 2025 through March 2025, the Company issued 394,158 shares of common stock upon conversion of $8.6 million of convertible notes.

From January 2025 through March 2025, the Company issued 178,839 shares of common stock upon conversion of 100,000 shares of Series A Preferred Stock, 1,060,118 shares of Series B Preferred Stock and 2,801,250 shares of Series C Preferred Stock.

From April 2025 through June 2025, the Company issued 568,874 shares of common stock upon conversion of $5.6 million of convertible notes.

From April 2025 through June 2025, the Company issued 44,886 shares of common stock upon conversion of 31,107 shares of Series B Preferred Stock and 729,366 shares of Series C Preferred Stock.

In June 2025, no fractional shares were issued in connection with the 1-for-10 reverse stock split and cash was paid for each fraction of a share held for a total of 73 shares.

Preferred Stock

In January 2024, our board authorized the proposed issuance of shares of non-voting Series A and Series B convertible preferred stock. The Company's authorized preferred stock consists of 200,000,000 shares at $0.0001 par value as of December 31, 2024. The Series A Certificate designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. In September 2024, our board authorized the proposed issuance of shares of non-voting Series C convertible preferred stock. The Series C Certificate designated 5,000,000 shares of the Company’s preferred stock as Series C Preferred Stock. The remaining unissued shares of our authorized preferred stock are undesignated. On April 18, 2024, the Series A Certificate was amended increasing designated shares from 5,000,000 to 7,000,000. On June 28, 2024 the Series A Certificate was amended increasing designated shares from 7,000,000 to 10,000,000. In June 2025, the Board authorized the proposed issuance of shares of non-voting Series LTI convertible preferred stock. The Series LTI Convertible Preferred Stock Certificate of Designation designated 5,000,000 shares of the Company’s preferred stock as Series LTI Convertible Preferred Stock. On June 26, 2025, the Board of Directors of the Company approved the Certificate of Designations of Series E Convertible Preferred Stock. The Series E Certificate designated 1,300,000 shares of the Company’s authorized preferred stock as Series E Convertible Preferred Stock.

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

On April 17, 2025 the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 81,464 shares of Series A Preferred Stock. The Company issued 81,464 Dividend Shares on April 17, 2025.

On June 2, 2025 the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 47,332 shares of Series A Preferred Stock. The Company issued 47,332 Dividend Shares on June 3, 2025.

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series A Preferred Stock in cash therefore the Company classified the Series A Preferred Stock as permanent equity as of June 30, 2025.

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

The Company classifies Series B Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, as there are conversion features that are subject to shareholder approval which was outside of the control of the Company and therefore the securities should be classified outside of permanent stockholders’ deficit. Upon shareholder approval on May 31, 2024, the Company classified the Series B Preferred Stock as permanent equity.

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

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series C Preferred Stock in cash therefore the Company classified the Series C Preferred Stock as permanent equity as of June 30, 2025.

On January 23, 2025, the Board of Directors of the Company declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 126,515 shares of Series C Preferred Stock. The Company issued 126,515 Dividend Shares on January 23, 2025.

On April 17, 2025, the Board of Directors of the Company declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 46,727 shares of Series C Preferred Stock. The Company issued 46,727 Dividend Shares on April 17, 2025.

On June 2, 2025, the Board of Directors of the Company declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 21,584 shares of Series C Preferred Stock. The Company issued 21,584 Dividend Shares on June 3, 2025.

The Series E Preferred Stock includes the following:

•
Subject to certain restrictions specified in the Series E Certificate, and applicable legal and regulatory requirements, including without limitation, the listing requirements of the Nasdaq Stock Market, on June 15, 2026 (the “Mandatory Conversion Date”), all outstanding shares of Series E Preferred Stock shall automatically be converted into such whole number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Original Issue Price (as defined in the Series E Certificate) by the Conversion Price (as defined in the Series E Certificate).
•
Pursuant to the Series E Certificate, without stockholder approval at a meeting to take place before the Mandatory Conversion Date, no holder of Series E Preferred Stock shall have the right to convert any shares of Series E Preferred Stock, if (A) (i) such shares of Series E Preferred Stock were issued in connection with the Company’s acquisition of the stock or assets of another company (an “Acquisition”), and (ii) such conversion would result in the total number of shares of Common Stock issued in connection with such Acquisition (including any shares of Common Stock previously issued in connection with the Acquisition, whether in connection with a prior conversion of shares of Series E Preferred Stock or otherwise) exceeding the lesser of (i) 19.99% of the number of shares of Common Stock outstanding or (ii) 19.99% of the voting power outstanding, before the closing date of the Acquisition (the “Nasdaq Percentage Limitation”); (B) the number of shares of Common Stock issued or to be issued is or will result in a change of control of the Company under the Nasdaq listing requirements; or (C) such conversion would otherwise require stockholder approval under the Nasdaq listing requirements, including Nasdaq Listing Rule 5635. If the requisite stockholder approval is not obtained, the number of shares of Series E Preferred Stock equal, upon conversion into shares of Common Stock, to the Nasdaq Percentage Limitation, shall, on the Mandatory Conversion Date, be automatically converted into such number of shares of Common Stock.
•
The Series E Preferred Stock does not have any voting rights other than those required by law or the Company’s Certificate of Incorporation, as amended.

All of the 1.3 million designated shares of Series E Preferred Stock were issued on July 1, 2025 in connection with the closing of the acquisition of Wattbike (Holdings) Limited (see FN. 23 Subsequent Events).

17. Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$373	$1,090	$1,072	$2,321
Sales and marketing	-	(82)	-	(7)
General and administrative	2,431	1,917	3,821	3,977
Total	$2,804	$2,925	$4,893	$6,291

For the three and six months ended June 30, 2025 and 2024, $0.1 million and $(0.07) million and $0.5 million and $0.2 million of stock-based compensation was capitalized as software costs, respectively.

During the six months ended June 30, 2025, the Company did not grant any shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	80	$101,540.30	8.3	$—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(1)	20,514.00
Outstanding as of June 30, 2025	79	$10,160.08	7.8	$—
Options exercisable as of June 30, 2025	45	$48,800.35	7.7	$—
Options unvested as of June 30, 2025	40	$175,778.88	7.9	$—

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of June 30, 2025.

For the three months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $2.8 million and $2.9 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $4.9 million and $6.3 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had $1.5 million and $4.4 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.4 years and 0.7 years, respectively.

The Company recognized stock compensation expense of $2.4 million for the three and six months ended June 30, 2025 related to the LTI Preferred Stock Grants (See. FN. 10 Accrued Expenses and Other Current Liabilities).

18. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For six months ended June 30, 2025, Woodway our exclusive distributor represents 67% of the Company’s total revenue. For the six months ended June 30, 2024, there were no customers representing greater than 10% of the Company’s total revenue.

At June 30, 2025, one customer had an accounts receivable balance greater than 10% of accounts receivable, representing 98% of accounts receivable in the aggregate. At December 31, 2024, one customer had an accounts receivable balance greater than 10% of accounts receivable, representing 96% of accounts receivable in the aggregate.

The Company had one vendor representing greater than 10% of total finished goods for the six months ended June 30, 2025. The Company had no vendors representing greater than 10% of total finished goods for the six months ended June 30, 2024.

19. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the six months ended June 30, 2025 and 2024, the Company did not make any contributions to the plan.

20. Loss Per Share

The computation of loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Numerator:
Net loss	$(2,180)	$(10,637)	$(8,782)	$(22,031)
Net loss attributable to common stockholders	$(2,180)	$(10,637)	$(8,782)	$(22,031)
Denominator:
Weighted average common stock outstanding - basic and diluted	1,022,140	609	703,048	514
Net loss per share attributable to common stockholders - basic and diluted	$(2.13)	$(17,476.24)	$(12.49)	$(42,889.07)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	June 30,
	2025	2024
Warrants to purchase common stock	798,210	248
Series A Preferred Stock conversion to common stock	1,015,093	458
Series B Preferred Stock conversion to common stock	25	91
Series C Preferred Stock conversion to common stock	74,471	—
Series LTI Preferred Stock conversion to common stock	235,849	—
Stock options to purchase common stock	79	81
Total	2,123,727	878

21. Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Principal Stockholder Promissory Notes

On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes of $5.4 million to an accredited investor that is managed by an ATW Partners related entity (the “Exchange Agreement Investor”) and the outstanding principal balance is $0 million as of June 30, 2025. See Note 11 for further information.

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company.

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of June 30, 2025 and December 31, 2024 was $0.0 million and $2.8 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of June 30, 2025 and December 31, 2024 was $0.0 million and $1.5 million, respectively.

•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of June 30, 2025 and December 31, 2024 was $0.0 million and $0.3 million, respectively.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of June 30, 2025 and December 31, 2024 was $0.0 million and $0.4 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of June 30, 2025 and December 31, 2024 was $0.0 million and $0.4 million, respectively.

As of December 31, 2024, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the condensed consolidated balance sheet for a total of $5.3 million, including accrued interest and default interest of $1.8 million. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.0 million and $0.09 million and $0.03 million and $0.2 million for the three and six months ended June 30, 2025 and 2024, respectively.

Loan payable included the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
Principal stockholder promissory notes	—	5,348
Total principal stockholder and related party promissory notes	$—	$5,348

Other Related Party Transactions

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net FORME fitness product sales up to $5.0 million and 1% of cumulative net FORME fitness product sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of June 30, 2025. As of June 30, 2025 the Company has accrued $0.2 million in royalty payments. The Company recorded royalty expense of $0.005 million and $0.005 million three months ended June 30, 2025 and 2024, respectively, and $0.01 million and $0.009 million for the six months ended June 30, 2025 and 2024, respectively.

22. Acquisition

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 36 shares of the Company’s common stock with an aggregate fair value of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with an aggregate fair value of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million (as further described below), and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

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

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc., the Sellers shall be entitled to receive a contingent payment in the form of shares of Common Stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, there were 2 contingent payments (1) based on total CLMBR sales in 2024 (5,000 units sold in 2024) and (2) based on CLMBR sales through B2B channel in 2024 (2,400 in B2B channel in 2024). Contingent payment (1) was determined at inception to be remote and therefore, $0 was recognized for the earn out as of the acquisition date. Contingent payment (2) was probable and a contingent liability of $1.3 million was recorded based on in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 567 Earn-Out Shares. The Company assessed the fair value as of June 30, 2024 and it was determined based on current sales that achieving the projection and likelihood of contingent payment (2) was deemed remote and as a result the Company marked the contingent liability to $0 in 2024. The Company recognized a gain equal to $1.3 million for the three and six months ended June 30, 2024 related to change in fair value of the earn out recorded in the condensed consolidated statements of operations in other expense (income).

The following unaudited pro forma summary presents condensed consolidated information of the Company, including CLMBR as if the. acquisition had occurred as of January 1, 2024, the earliest year presented herein:

	Proforma
	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
	(in thousands)
Revenue	$621	$1,094
Operating Loss	(7,882)	(17,514)
Net Loss	(10,637)	(22,245)
Net loss per share – basic and diluted	$(17,476.24)	$(43,305.68)
Weighted average common stock outstanding – basic and diluted	609	514

The unaudited pro forma consolidated results for the three and six months ended June 30, 2024 were prepared using the acquisition method of accounting and are based on the historical financial information of CLMBR, Inc. and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2024. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2024. The following unaudited condensed consolidated results of operations included in the condensed consolidated statements of loss for the three and six months ended June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenue	$426	$693
Operating Loss	(639)	(812)
Net Loss	(830)	(1,109)

23. Subsequent Events

The Company has evaluated subsequent events through the financial statement issuance date, pursuant to ASC 855-10 Subsequent Events.

Acquisition of Wattbike Holdings Limited

On April 8, 2025, the Company entered into an Agreement for the Sale and Purchase of the Entire Issued Share Capital and Loan Notes of Wattbike (Holdings) Limited (“Wattbike”) (the “Purchase Agreement”) with the shareholders of Wattbike (the “Shareholders”) and holders of certain promissory notes (the “Notes’) issued by Wattbike (the “Noteholders,” and together with the Shareholders, the “Sellers”) to acquire the entire issued share capital and Notes of Wattbike (the “Transaction”). On July 1, 2025, pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding shares of Wattbike held by the Shareholders in exchange for £1.00, payable at the closing of the Transaction (the “Closing”). In addition, the Company acquired the Notes in exchange for paying the Noteholders (a) shares of the Company’s Series E Preferred Stock, par value $0.0001 per share (“Series E Preferred Stock”), which upon the mandatory conversion date of June 15, 2026, will be convertible into the Company’s common stock, par value $0.0001 per share (“Common Stock”), payable at Closing (the “Initial Consideration”), and (b) subject to the satisfaction of applicable milestones as described below, additional consideration consisting of Common Stock (the “Additional Consideration”). The Additional Consideration shall be payable as follows:

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

The Company incurred $0.1 million and $0.1 million of related acquisition costs in the three and six months ended June 30, 2025 which are reflected in general and administrative costs in the condensed consolidated statement of operations. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

On July 1, 2025, the Company issued 1.3 million designated shares of Series E Preferred Stock in connection with the closing of the acquisition of Wattbike.

As a result of limited access to Wattbike information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the Acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Warrant Inducement

On July 7, 2025, the Company entered into an inducement offer letter agreement with the holder of the January 2025 Warrants to exercise 18,450 warrants at an exercise price of $5.42 per share, the Nasdaq Official Closing Price on July 3, 2025 for total proceeds of $0.1 million.

Digital Asset Purchases

From July 1, 2025 to July 15, 2025 the Company used the remaining $27.25 million proceeds from the June 2025 Convertible Exchangeable Notes to purchase 37,809,264 FET for the benefit of the Company.

Class A Incremental Warrant Exercise

On July 25, 2025, the Investor elected to exercise Class A Incremental Warrants to purchase Class A Incremental Notes for an aggregate principal amount of $3,000,000 and, as a result, was issued Class A Incremental Common Warrants to purchase an aggregate of 304,428 shares of Common Stock.

Loss Restoration Settlement

On August 5, 2025, the Company and the Lender entered into a Settlement Agreement, pursuant to which the Company paid cash in the amount of $0.6 million and issued 195,732 shares of the Company’s Series C Preferred Stock, par value $0.0001 per share, to the Lender as payment of the $1.0 million Net Trade Value as of the settlement date pursuant to the Loss Restoration Agreement.

Exchange Agreement

On August 8, 2025, the Company and the Lender entered into a new Exchange Agreement. Pursuant to the Exchange Agreement, the Company and Lender agreed to reduce the Term Loan Amount by $0.3 million in exchange for the issuance of 60,000 shares of Common Stock to the Lender at a price per Exchange Share of $5.50.

Loan Extension

On July 25, 2025, Sportstech extended the term of the loan to December 30, 2025.

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

During the three and six months ended June 30, 2025 and 2024, we generated total revenue of $1.2 million and $0.6 million and $2.6 million and $1.0 million, respectively, and incurred net losses of $(2.18) million and $(10.6) million and $(8.8) million and $(22.0) million, respectively. As we generated recurring net losses and negative operating cash flow during the research and development stage of the FORME Studio and FORME Studio Lift products, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the sale of our SAFE notes, the issuance of convertible notes, the issuance of promissory notes, and the issuance of common stock.

Business Model and Growth Strategy

Acquire complementary businesses that generate attractive synergies

We acquired CLMBR, Inc. in February 2024 and Wattbike (Holdings) Limited (“Wattbike”), a UK-based indoor-performance bike business, on July 1, 2025 (See FN 23. Subsequent Events) and we believe that there are other compelling businesses to be acquired. We expect that we will be able to acquire revenue-generating businesses, which would generate higher earnings and cashflow through synergies with our existing business. Our team has significant experience in M&A and we are one of the few companies in our industry with a public currency, which we believe makes us an attractive acquiror.

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

Expand into new geographies

We intend to expand the international reach of our product and service offerings. We are currently working with Sportstech Brands Holding GmbH, a direct-to-consumer fitness brand in Germany and across Europe, towards a possible acquisition or a partnership. We plan to continue to pursue disciplined international expansion by targeting countries with high fitness penetration and spend, as well as the presence of boutique fitness, and where we believe both CLMBR, FORME and Wattbike’s value propositions will resonate.

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

Digital Asset Treasury Strategy

On June 10, 2025, the Company and the Treasury Subsidiary sold and, on the June 13th closing date, issued, for $50 million, the June 2025 Convertible Exchangeable Notes which are both (a) convertible into shares of Common Stock and (b) exchangeable into the utility tokens and key medium of exchange on the Fetch.ai network (“FET”). As of June 30, 2025, the Company had used approximately $20 million of the proceeds from the sale of the June 2025 Convertible Exchangeable Notes to purchase FET, $25.0 million of the proceeds to purchase Tether, a stablecoin, and $2.25 million remained in restricted cash, which must be used to purchase FET in the future, for the benefit of the Treasury Subsidiary. In addition, each investor in the Notes transaction has the right to require the Company and the

Treasury Subsidiary to issue additional senior secured convertible exchangeable notes, up to an aggregate principal amount of an additional $444.4 million. Asset appreciation of the FET could be a future source of Company revenue.

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
•
If the FET does not rise in value, it would materially and negatively affect our results of operations.

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

Revenue

Connected Fitness Product

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 77% and 77% and 42% and 32% of total revenue for the three and six months ended June 30, 2025 and 2024, respectively.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 13% and 13% and 33% and 37% of total revenue for the three and six months ended June 30, 2025 and 2024, respectively.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 10% and 10% and 25% and 32% of total revenue for the three and six months ended June 30, 2025 and 2024, respectively.

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

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expenses also include fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance.

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

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes consists of the change in the fair value of the outstanding convertible notes since issuance date and the previous reporting period.

Change in Fair Value of Derivatives

The change in fair value of derivatives consists of the change in the fair value of the outstanding derivatives since the previous reporting period.

Change in Fair Value of Digital Assets

Change in fair value of digital assets consists of the subsequent remeasurement of our digital assets measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue:	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Fitness product revenue	$937	$258	$679	263%	$1,988	$311	$1,677	539%
Membership revenue	164	207	(43)	(21%)	340	362	(22)	(6%)
Training revenue	118	156	(38)	(24%)	248	311	(63)	(20%)
Total revenue	1,219	621	598	96%	2,576	984	1,592	162%
Cost of revenue:
Cost of fitness product revenue (2)	(696)	(347)	(349)	101%	(1,613)	(726)	(887)	122%
Cost of membership (2)	(420)	(982)	562	(57%)	(843)	(2,000)	1,157	(58%)
Cost of training	(297)	(172)	(125)	73%	(617)	(337)	(280)	83%
Total cost of revenue	(1,413)	(1,501)	88	(6%)	(3,073)	(3,063)	(10)	0%
Gross loss	(194)	(880)	686	(78%)	(497)	(2,079)	1,582	(76%)
Operating expenses:
Research and development (1)	779	2,474	(1,695)	(69%)	2,050	4,497	(2,447)	(54%)
Sales and marketing (1) (2)	211	112	99	88%	461	368	93	25%
General and administrative (1) (2)	4,640	4,416	224	5%	9,126	10,378	(1,252)	(12%)
Total operating expenses	5,630	7,002	(1,372)	(20%)	11,637	15,243	(3,606)	(24%)
Loss from operations	(5,824)	(7,882)	2,058	(26%)	(12,134)	(17,322)	5,188	(30%)
Other income (expense), net:
Other (expense) income, net:	(927)	(1,109)	182	(16%)	(1,038)	(1,533)	495	(32%)
Interest expense	(4,490)	(2,919)	(1,571)	54%	(6,254)	(4,919)	(1,335)	27%
Interest income	229	—	229	100%	387	—	387	100%
Gain (loss) upon extinguishment of debt and accounts payable	1,423	(666)	2,089	(314%)	4,459	(1,732)	6,191	(357%)
Change in fair value of convertible notes	7,202	—	7,202	100%	6,629	(316)	6,945	(2,198%)
Change in fair value of earn out	—	1,300	(1,300)	(100%)	—	1,300	(1,300)	(100%)
Change in fair value of derivatives	(462)	(809)	347	(43%)	(1,949)	(755)	(1,194)	158%
Change in fair value of digital assets	125	—	125	100%	125	—	125	100%
Change in fair value of warrants	544	1,448	(904)	(62%)	993	3,246	(2,253)	(69%)
Total other income (expense), net	3,644	(2,755)	6,399	(232%)	3,352	(4,709)	8,061	(171%)
Loss before provision for income taxes	(2,180)	(10,637)	8,457	(80%)	(8,782)	(22,031)	13,249	(60%)
Income tax benefit (expense)	—	—	—	-	—	—	—	-
Net loss	$(2,180)	$(10,637)	$8,457	(80%)	$(8,782)	$(22,031)	$13,249	(60%)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Research and development	$373	$1,090	$(717)	(66%)	$1,072	$2,321	$(1,249)	(54%)
Sales and marketing	—	(82)	82	(100%)	—	(7)	7	(100%)
General and administrative	2,431	1,917	514	27%	3,821	3,977	(156)	(4%)
Total stock-based compensation expense	$2,804	$2,925	$(121)	(4%)	$4,893	$6,291	$(1,398)	(22%)

For the three and six months ended June 30, 2025 and 2024, $0.1 million and $(0.07) million and $0.5 million and $0.2 million of stock-based compensation was capitalized as software costs, respectively.

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Cost of membership	$421	$976	$(555)	(57%)	$842	$1,993	$(1,151)	(58%)
Cost of fitness product revenue	137	62	75	121%	295	103	192	186%
General and administrative	202	676	(474)	(70%)	502	1,388	(886)	(64%)
Sales and marketing	131	139	(8)	(6%)	262	231	31	13%
Total depreciation and amortization expense	$891	$1,853	$(962)	(52%)	$1,901	$3,715	$(1,814)	(49%)

Comparison of the three and six months ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,
	2025	2024	Amount	%	2025	2024	Amount	% Change
Revenue:	(in thousands)				(in thousands)
Fitness product	$937	$258	$679	263%	$1,988	$311	$1,677	539%
Membership	164	207	(43)	(21%)	340	362	(22)	(6%)
Training	118	156	(38)	(24%)	248	311	(63)	(20%)
Total revenue	1,219	621	598	96%	2,576	984	1,592	162%
Percentage of revenue
Fitness product	77%	42%			77%	32%
Membership	13%	33%			13%	37%
Training	10%	25%			10%	31%
Total	100%	100%			100%	100%

Fitness product revenue increased $0.7 million or 263% and $1.7 million or 539% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The increase in Fitness Product revenue was the result of the acquisition of CLMBR, Inc. in February 2024 and increased units sold through distribution agreement signed with Woodway in February 2024.

Membership revenue decreased $0.04 million or 21% and $0.02 million or 6% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The decrease is a result of acquisition of the CLMBR business and the evolution of the FORME business where they Company is now primarily selling to commercial customers ("B2B") through Woodway.

Training revenue decreased $0.04 million or 24% and $0.06 million or 20% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The decrease was a result of a decrease in Live 1:1 training sessions.

Cost of Revenue and Gross Loss

	Three Months Ended June 30,		Change		Six Months Ended June 30,
	2025	2024	Amount	%	2025	2024	Amount	% Change
Cost of Revenue:	(in thousands)				(in thousands)
Fitness product	$696	$347	$349	101%	$1,613	$726	$887	122%
Membership	420	982	(562)	(57%)	843	2,000	(1,157)	(58%)
Training	297	172	125	73%	617	337	280	83%
Total cost of revenue	1,413	1,501	(88)	(6%)	3,073	3,063	10	0%
Gross Loss:
Fitness product	241	(89)	330	(371%)	375	(415)	790	(190%)
Membership	(256)	(775)	519	(67%)	(503)	(1,638)	1,135	(69%)
Training	(179)	(16)	(163)	1019%	(369)	(26)	(343)	1319%
Total gross loss	(194)	(880)	686	(78%)	(497)	(2,079)	1,582	(76%)
Gross Margin:
Fitness product	26%	(34%)			19%	(133%)
Membership	(156%)	(374%)			(148%)	(452%)
Training	(152%)	(10%)			(149%)	(8%)
Total	(16%)	(142%)			(19%)	(211%)

Fitness product cost of revenue increased $0.3 million or 101% and $0.9 million or 122% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The increase is mostly due to the increase in sales related to the acquisition of CLMBR, Inc. in February 2024 and increase in units sold through distribution agreement signed with Woodway in February 2024.

Membership cost of revenue decreased $0.6 million or 57% and $1.2 million or 58% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The decrease is primarily related to the decrease in content amortization offset by increase in amortization of intangible assets from the acquisition of CLMBR, Inc.

Training cost of revenue increased $0.1 million or 73% and $0.3 million or 83% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. The increase is primarily attributable to the acquisition of CLMBR, Inc. with addition of in-training studio expenses including rent expense million

Our gross loss decreased by $0.7 million or 78% and $1.6 million or 76% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively, mostly due the increase in fitness product sales from the acquisition of CLMBR, Inc. and increase in units sold through distribution agreement signed with Woodway in February 2024 and decrease in content amortization.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Operating Expenses:	(in thousands)				(in thousands)
Research and development	$779	$2,474	$(1,695)	(69%)	$2,050	$4,497	$(2,447)	(54%)
Sales and marketing	211	112	99	88%	461	368	93	25%
General and administrative	4,640	4,416	224	5%	9,126	10,378	(1,252)	(12%)
Total operating expenses	5,630	7,002	$(1,372)	(20%)	$11,637	$15,243	$(3,606)	(24%)

Research and Development

Research and development decreased $1.7 million or 69% and decreased $2.5 million or 54% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively, primarily due to a decrease in personnel-related costs of $0.6 million and $0.7 million, a decrease in stock-based compensation expense of $0.7 million and $1.3 million, and a decrease of $0.3 million and $0.6 million in software and subscriptions, respectively.

Sales and Marketing

Sales and marketing expense increased $0.1 million or 88% and $0.09 million or 25% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively, driven by increase in demo units of $0.02 million and $0.1 million, and increase in stock-based compensation of $0.1 million and $0.01 million with the remaining difference due to change in other miscellaneous expenses.

General and Administrative

General and administrative expense increased $0.2 million or 5% and decreased $1.3 million or 12% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively. The changes were driven by an increase of $0.1 million and a decrease of $0.4 million in consulting, a decrease of $0.5 million and $0.9 million in depreciation and amortization, and decrease in personnel related expenses of $0.03 million and $0.6 million, offset by increase in software and subscriptions of $0.2 million and of $0.4 million, and increase of $0.5 million and decrease of $0.2 million in stock-based compensation expense with the remaining difference due to change in other miscellaneous expenses.

Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Other income (expense), net	(in thousands)				(in thousands)
Other (expense) income, net:	$(927)	$(1,109)	$182	(16%)	$(1,038)	$(1,533)	$495	(32%)
Interest expense	(4,490)	(2,919)	(1,571)	54%	(6,254)	(4,919)	(1,335)	27%
Interest income	229	—	229	100%	387	—	387	100%
Gain (loss) upon extinguishment of debt and accounts payable	1,423	(666)	2,089	(314%)	4,459	(1,732)	6,191	(357%)
Change in fair value of convertible notes	7,202	—	7,202	100%	6,629	(316)	6,945	(2198%)
Change in fair value of earn out	—	1,300	(1,300)	(100%)	—	1,300	(1,300)	(100%)
Change in fair value of derivatives	(462)	(809)	347	(43%)	(1,949)	(755)	(1,194)	158%
Change in fair value of digital assets	125	—	125	100%	125	—	125	100%
Change in fair value of warrants	544	1,448	(904)	(62%)	993	3,246	(2,253)	(69%)
Total other income (expense), net	$3,644	$(2,755)	$6,399	(232%)	$3,352	$(4,709)	$8,061	(171%)

Other Income (Expense), net

Other income (expense), net consists of unrealized currency gains and losses and issuance costs related to the June 2025 Convertible Exchangeable Notes for the three and six months ended June 30, 2025 and fair value of warrants issued in connection with Registered Direct Offering for the three and six months ended June 30, 2024.

Interest Expense

Interest expense increased $1.6 million and $1.3 million for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The increase in interest expense was attributable to an increase of $4.0 million and $5.1 million in amortization and interest expense from the January 2025 and March 2025 convertible notes and interest on vendor settlements of $0.1 million and $0.7 million, offset by decrease in interest from December 2023 convertible note of $1.0 million and $1.4 million, decrease in interest from Term Loan of $0.1 million and $0.5 million, decrease in interest from February 2024 convertible note of $1.4 million and $2.2 million, and decrease in interest expense attributable to Equity Line of Credit of $0.0 million and $0.2 million.

Interest Income

Interest income increased $0.2 million and $0.4 million for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, as a result of loan agreement entered into with Sportstech in January 2025.

Gain (loss) on extinguishment of debt and accounts payable

Gain (loss) on extinguishment of debt and accounts payable was a result of gain on conversion of convertible notes of $1.4 million and $4.5 million and gain on settlement of loss restoration agreement of $0.0 million and $0.2 million for the three and six months ended June 30, 2025 compared to a loss of $0.7 million and $1.7 million from conversion of debt and accounts payable to Series A Preferred Stock for the three and six months ended June 30, 2024.

Change in Fair Value of Derivatives

Change in fair value of derivatives for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, was a result of change in fair value of loss restoration agreements of $0.2 million and $2.8 million offset by change in fair value of derivatives from the January 2025, March 2025 and June 2025 convertible notes of $0.6 million and $1.7 million.

Change in Fair Value of Digital Assets

Change in fair value of digital assets consists of the subsequent remeasurement of the Company's digital assets measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60. For the three and six months ended June 30, 2025, we recognized a $0.1 million gain related to the change in fair value.

Change in Fair Value of Convertible Notes and Change in Fair Value of Warrants

Change in fair value of convertible notes and warrants for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 were due to change in fair value of these financial instruments.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $12.1 million and used net cash in its operations of $5.7 million during the six months ended June 30, 2025, and had an accumulated deficit of $212.0 million as of June 30, 2025.

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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $0.1 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become over the next year beyond the issuance date due absent management’s ability to secure additional outside capital.
•
A potential source of non-dilutive funding resides in our investment in digital assets, subject to market conditions. Based on quoted market prices, the market value of our ownership in digital assets was $45.1 million as of June 30, 2025.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital or on acceptable terms.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As disclosed in Notes 11 and 21, the Company had total outstanding debt, including convertible notes, of approximately $55.1 million as of the issuance date, of which approximately $10.0 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
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

As of June 30, 2025 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

Cash Flows

Comparison of the six months ended June 30, 2025 and 2024

(in thousands)	2025	2024
Net cash used in operating activities	$(5,743)	$(5,160)
Net cash used in investing activities	(50,967)	(1,407)
Net cash provided by financing activities	59,304	6,673
Effect of exchange rate on cash	100	50
Net Change In Cash and Cash Equivalents and Restricted Cash	$2,694	$156

Operating Activities

Net cash used in operating activities of $5.7 million for the six months ended June 30, 2025, was primarily due to a net loss of $8.8 million, gain on extinguishment of debt and accounts payable of $4.5 million, interest income on loan receivable of $0.4 million, change in the fair value of warrants of $1.0 million and change in fair value of convertible notes of $6.6 million offset by depreciation and amortization of $1.7 million, inventory step up amortization of $0.2 million, stock-based compensation of $4.9 million, amortization of debt discount and non cash interest of $6.2 million, change in fair value of derivatives of $1.9 million, loss on settlement of accounts payable of $0.6 million.

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

Investing Activities

Net cash used in investing activities of $51.0 million for the six months ended June 30, 2025 related to acquisition of digital assets of $45.0 million, software and content of $0.4 million and loan with Sportstech of $4.3 million and Wattbike of $1.2 million.

Net cash used in investing activities of $1.4 million for the six months ended June 30, 2024 related to acquisition of software and content offset by the acquisition of CLMBR, Inc. net of cash acquired.

Financing Activities

Net cash provided by financing activities of $59.3 million for the six months ended June 30, 2025 was primarily from proceeds from the exercise of incremental warrants and issuance of convertible notes, net of issuance and offering costs of $55.9 million, proceeds from issuance of promissory notes of $1.8 million, and At the Market Offering proceeds of $1.6 million.

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

The Notes were in the aggregate amount of $154,875 and 2 shares as of June 30, 2025 and December 31, 2024. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest, represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of June 30, 2025, and are not recorded on the condensed consolidated balance sheet.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending June 30, 2025. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the six months ended June 30, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2025, because of the material weaknesses described below.

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

Management concluded that material weaknesses existed as of the six months ended June 30, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the six months ended June 30, 2025 or the six months ended June 30, 2024, as we expect to implement new software in 2025. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in and holding FET tokens involves significant risks, many of which are inherent to cryptocurrency and decentralized AI technologies.

Investing in and holding FET tokens involves significant risks, many of which are inherent to cryptocurrency and decentralized AI technologies, including the following:

Extreme Volatility and Price Fluctuations: The price of FET tokens is highly volatile and has experienced significant fluctuations in the past. This volatility is influenced by factors such as overall cryptocurrency market trends, regulatory developments, technological advancements within the AI and blockchain sectors, and specific developments within the Artificial Superintelligence Alliance ecosystem. There is no assurance that the value of FET tokens will increase, and their value could decline significantly or become worthless.

Regulatory Uncertainty: The regulatory landscape for cryptocurrencies and digital assets, including utility tokens like FET, is still evolving and varies significantly across jurisdictions. New regulations or governmental actions in the United States or other countries could adversely affect the legality, market price, or liquidity of FET tokens, potentially leading to a prohibition on their use or ownership.

Competition and Market Adoption: The decentralized AI and blockchain sectors are highly competitive. The success and value of FET tokens depend on the widespread adoption and utilization of the Fetch.ai platform and its AI agents. Competition from other projects or technologies could limit the growth and utility of the FET ecosystem.

Technology Risks and Security Vulnerabilities: The Fetch.ai platform relies on complex blockchain and AI technologies, which may contain undiscovered bugs, vulnerabilities, or errors. Exploits of such vulnerabilities could lead to loss of FET tokens, disruption of the network, or other adverse effects. The underlying smart contracts and blockchain infrastructure are also subject to security risks, including hacking, cyberattacks, and consensus attacks.

Limited Liquidity and Market Manipulation: While FET tokens are traded on various exchanges, there may be periods of limited liquidity, making it difficult to buy or sell large quantities without significantly impacting the price. Furthermore, the cryptocurrency market is susceptible to manipulation, including "pump and dump" schemes and other illicit activities, which could artificially inflate or deflate the price of FET tokens.

Dependence on Key Personnel and Community Support: The development and ongoing success of the Artificial Superintelligence Alliance ecosystem are heavily reliant on its core development team, community engagement, and strategic partnerships. The departure of key personnel or a decline in community support could negatively impact the project's progress and the value of FET tokens.

Loss of Private Keys and Custody Risks: The security of FET tokens depends on the owner's ability to securely manage their private keys. If private keys are lost, stolen, or compromised, the FET tokens associated with those keys may be irrevocably lost. Custody arrangements, while designed to be secure, are not without risk, and any failure in our custody provider's systems could result in a loss of our FET holdings.

Uncertainty of Future Development and Utility: While Fetch.ai has outlined various use cases for FET, the actualization and broad adoption of these functionalities are subject to numerous uncertainties, including technological hurdles, market acceptance, and the ability to attract developers and users to the ecosystem. If the envisioned utility does not materialize as expected, the value of FET tokens could suffer.

Our treasury strategy exposes us to various risks associated with the digital asset market.

Our treasury strategy exposes us to various risks associated with the digital asset market, including the following:

Digital Asset Market Risk: Our treasury strategy is highly exposed to the inherent volatility and speculative nature of the digital asset market. The value of FET tokens, and by extension, our treasury, can fluctuate wildly and rapidly due to various factors, including market sentiment, technological developments, regulatory changes, macroeconomic conditions, and unexpected events. We may incur significant losses if the market price of FET tokens declines, which could materially and adversely impact our financial condition and operating results.

Concentration Risk in FET: Our treasury strategy currently involves significant concentration in a single digital asset, FET. While we believe in the long-term potential of Fetch.ai, this concentration amplifies the impact of any adverse developments specific to the FET token or the Fetch.ai ecosystem. A decline in the perceived value, utility, or adoption of FET could have a disproportionately negative effect on our treasury.

Custody Risk: Although we utilize a reputable institutional custodian, BitGo, there is always a risk that our digital assets could be lost, stolen, or become inaccessible due to a security breach, operational failure, or other unforeseen events at the custodian. While insurance may provide some coverage, it may not cover all potential losses.

Regulatory Scrutiny and Future Restrictions: Governments and regulatory bodies worldwide are increasingly scrutinizing digital asset activities. Our treasury strategy could be adversely affected by new laws, regulations, or interpretations that restrict or prohibit the holding, trading, or use of digital assets, including FET. Such regulatory changes could render our holdings illiquid or subject to significant restrictions, potentially impairing our ability to realize value from our investment.

Accounting and Tax Complexity: The accounting treatment and tax implications of holding digital assets as treasury reserves are complex and subject to evolving guidance. Changes in accounting standards or tax laws could require us to revalue our digital asset holdings or incur significant tax liabilities, which could adversely affect our financial statements and profitability.

Reputational Risk: Negative public perception or unforeseen events related to the broader cryptocurrency industry or specific to Fetch.ai could damage our reputation and adversely affect our business and stock price.

Our issuance of convertible debt exposes us to various risks on dilution of our existing stockholders, downward pressure on stock price, impact on future financing and investor confidence.

Our issuance of convertible debt exposes us to various risks, including the following:

Dilution Risk to Existing Shareholders: Our issuance of convertible debt, which may be converted into shares of our common stock, poses a significant risk of dilution to our existing shareholders. Upon conversion, new shares will be issued, increasing the total number of outstanding shares and potentially decreasing the voting power of current shareholders. The extent of dilution will depend on the conversion price and the amount of debt converted.

Downward Pressure on Stock Price: The potential for future dilution from the conversion of debt can create downward pressure on our stock price. Investors may anticipate the increased supply of shares, leading to a negative impact on market valuation.

Impact on Future Financing: The existence of convertible debt on our balance sheet, and the potential for future dilution, may make it more difficult or expensive for us to raise additional capital through equity or debt offerings in the future. Potential investors may be wary of the existing conversion rights or the perceived debt burden.

Market Perception and Investor Confidence: The market's perception of our financial health and growth prospects can be influenced by our capital structure, including the amount and terms of our convertible debt. Negative perceptions could impact investor confidence and our stock valuation.

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

On January 28, 2025, we entered into a securities purchase agreement with an accredited investor, pursuant to which we agreed to issue to the investor for approximately $2.9 million, (a) a senior secured convertible note issued by the Company in the aggregate principal amount of $3.3 million, which is convertible into shares of Common Stock, (b) warrants to purchase up to an aggregate of 67,427 shares of Common Stock, (c) Class A incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $13.0 million and warrants to purchase up to an aggregate of 269,710 shares of Common Stock and (d) Class B incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $20.0 million and warrants to purchase up to an aggregate of 414,938 shares of Common Stock. On March 11, 2025, the investor exercised Class A Incremental Warrants to purchase the Class A Incremental Notes for an aggregate principal amount of $4.0 million and, as a result, was issued the Class A Incremental Common Warrants to purchase an aggregate of 82,988 shares of Common Stock (20,747 shares for each of the four (4) warrants). The exercise price of the Class A Incremental Common Warrants was $30.60 per share. The gross proceeds to the Company from the Warrant Exercise were approximately $3.6 million, before deducting legal fees and other estimated expenses.

On February 4, 2025, the Company issued five new secured promissory notes in exchange for existing promissory notes in the aggregate principal amount of $5.4 million.

On March 4, 2025, we issued 47,175 shares of common stock in exchange for the reduction of a principal amount of a note by $1.2 million.

On March 3, 2025, a holder of shares of Series A Preferred Stock converted 100,000 shares of Series A Preferred Stock into 6,390 shares of Common Stock.

From February 14, 2025 to March 12, 2025, a holder of Series C Preferred Stock converted 2,801,250 shares of Series C Preferred Stock into 172,385 shares of Common Stock.

On March 31, 2025 we issued 1,188,571 shares of Series C Preferred Stock pursuant to a Loan Restoration Agreement.

From April 1, 2025 to April 24, 2025, a holder of Series C Preferred Stock converted 729,366 shares of Series C Preferred Stock into 44,884 shares of Common Stock.

On June 6, 2025, a holder of shares of Series B Preferred Stock converted 31,107 shares of Series B Preferred Stock into 2 shares of Common Stock.

From April 23, 2025 to June 25, 2025, we issued 568,874 shares of common stock in exchange for the reduction of a principal amount of a note by $3.8 million.

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

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, no such plans or arrangements were adopted or terminated, including by modification.

Item 6. Exhibit

Exhibit No.	Description

2.1

Agreement for the Sale and Purchase of the Entire Issued Share Capital and Loan Notes of Wattbike (Holdings) Limited, dated as of April 8, 2025, by and among Interactive Strength Inc., the Shareholders and the Loan Note Holders (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 11, 2025).

3.1

Certificate of Designation of Series LTI Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed June 12, 2025).

4.1	Promissory Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 2, 2025).

4.2	Promissory Note, issued as of May 21, 2025 (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 27, 2025).

4.3	Warrant to Purchase Common Stock, issued May 21, 2025 (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed May 27, 2025).

4.4	Promissory Note, issued as of June 4, 2025 (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 10, 2025).

4.5	Form of Secured Convertible Exchangeable Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 11, 2025).

10.1

March 2025 Settlement Agreement, dated as of March 31, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 4, 2025).

10.2

Letter Agreement, dated April 18, 2025, by and among Interactive Strength Inc., CLMBR Holdings LLC, and TR Opportunities II LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 18, 2025).

10.3

Settlement Agreement, dated May 1, 2025, by and between Interactive Strength Inc. and Berenberg Capital Markets LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 2, 2025).

10.4

1st Amendment and Restatement Agreement, by and between Sportstech Brands Holding GmbH and Interactive Strength Inc., dated as of May 22, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 29, 2025).

10.5+

Amended and Restated Loan Agreement, by and between Sportstech Brands Holding GmbH and Interactive Strength Inc., dated as of May 22, 2025 (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 29, 2025).

10.6+

Securities Purchase Agreement, dated as of June 10, 2025, by and among Interactive Strength Inc., Interactive Strength Treasury LLC, and each of the investors listed on the Schedule of Buyers (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 11, 2025).

10.7	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 11, 2025).

10.8	Form of Master Netting Agreement (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 11, 2025).

10.9+	Form of Security and Pledge Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 11, 2025).

10.10	Form of Backstop Agreement (incorporated by reference from Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed June 11, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Formatted as Inline XBRL and Contained in Exhibit 101.

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

+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE STRENGTH INC.

Date: August 14, 2025	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2025	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)