Form 10-Q
period 2025-09-30
Interactive Strength, Inc.
filed 2025-11-14
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2025, the registrant had 2,385,898 shares of common stock, $0.0001 par value per share, outstanding.

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-for-40 reverse stock split that was effective on June 14, 2024, the 1-for-100 reverse stock split that was effective on November 11, 2024, and the 1-for-10 reverse stock split that was effective on June 26, 2025.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$845	$138
Accounts receivable, net	2,382	1,426
Inventories, net	5,118	3,868
Derivatives	111	—
Vendor deposits	1,055	1,976
Loan receivable	6,087	—
Prepaid expenses and other current assets	1,774	810
Total current assets	17,372	8,218
Property and equipment, net	327	116
Right-of-use-assets	370	415
Intangible assets, net	8,118	6,106
Long-term inventories, net	3,096	2,822
Vendor deposits long term	1,268	310
Digital assets	36,770	—
Goodwill	15,144	13,220
Other assets	2,973	2,963
Total Assets	$85,438	$34,170
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,944	$11,169
Accrued expenses and other current liabilities	7,795	3,975
Operating lease liability, current portion	198	261
Deferred revenue	391	77
Loan payable	9,754	8,569
Income tax payable	7	7
Derivatives	1,050	73
Convertible note payable	2,669	2,750
Total current liabilities	30,808	26,881
Operating lease liability, net of current portion	188	170
Other long term liabilities	1,895	—
Warrant liabilities	1,084	4
Loan payable non current	1,646	—
Convertible note payable non current	32,360	—
Total liabilities	$67,981	$27,055
Commitments and contingencies (Note 15)
Series E preferred stock, par value $0.0001; 1,300,000 shares authorized as of September 30, 2025 and 0 shares authorized as of December 31, 2024; 1,300,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively.	2,600	—
Stockholders' equity
Series A preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 4,799,867 and 4,658,737 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively.	1	1
Series B preferred stock, par value $0.0001; 1,500,000 shares authorized as of September 30, 2025 and December 31, 2024; 408,775 and 1,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively.	—	—
Series C preferred stock, par value $0.0001; 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 1,405,887 and 2,861,128 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively.	1	—
Common stock, par value $0.0001; 900,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 2,079,510 and 140,210 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively.	10	8
Additional paid-in capital	231,792	209,509
Accumulated other comprehensive income	247	183
Accumulated deficit	(217,194)	(202,586)
Total stockholders' equity	14,857	7,115
Total liabilities, preferred stock and stockholders' equity	$85,438	$34,170

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Fitness product revenue	$4,553	$1,617	$6,541	$1,927
Membership revenue	149	224	489	586
Training revenue	113	173	361	484
Total revenue	4,815	2,014	7,391	2,997
Cost of revenue:
Cost of fitness product revenue	(3,311)	(1,349)	(4,925)	(2,075)
Cost of membership	(360)	(768)	(1,202)	(2,768)
Cost of training	(319)	(185)	(935)	(522)
Total cost of revenue	(3,990)	(2,302)	(7,062)	(5,365)
Gross profit (loss)	825	(288)	329	(2,368)
Operating expenses:
Research and development	404	2,212	2,453	6,708
Sales and marketing	460	194	921	562
General and administrative	5,994	5,060	15,120	15,438
Total operating expenses	6,858	7,466	18,494	22,708
Loss from operations	(6,033)	(7,754)	(18,165)	(25,076)
Other income (expense), net:
Other income (expense), net	(56)	256	(1,094)	(506)
Interest expense	(4,017)	(1,831)	(10,271)	(6,750)
Interest income	675	—	1,062	—
Loss on issuance of warrants	—	(4,780)	—	(5,551)
Gain (loss) upon extinguishment of debt and accounts payable	687	110	5,146	(1,622)
Change in fair value of convertible notes	11,993	—	18,621	(316)
Change in fair value of earnout	—	—	—	1,300
Change in fair value of derivatives	1,370	956	(579)	201
Change in fair value of digital assets	(10,605)	—	(10,480)	—
Change in fair value of warrants	755	5,902	1,748	9,148
Total other income (expense), net	802	613	4,153	(4,096)
Loss before provision for income taxes	(5,231)	(7,141)	(14,012)	(29,172)
Income tax expense	—	—	—	—
Net loss attributable to common stockholders	$(5,231)	$(7,141)	$(14,012)	$(29,172)
Net loss per share - basic and diluted	$(3.11)	$(1,534.56)	$(13.56)	$(15,222.49)
Weighted average common stock outstanding—basic and diluted	1,682,660	4,653	1,033,174	1,916

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,231)	$(7,141)	$(14,012)	$(29,172)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	20	(242)	64	(205)
Total comprehensive loss	$(5,211)	$(7,383)	$(13,948)	$(29,377)

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series B		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Subscription Receivable Preferred Stock Series A	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	—	$—	—	$—	—	$—	355	$7	$—	$161,252	$100	$(166,911)	$(5,552)
Issuance of preferred stock Series A upon conversion of debt	—	—	3,430,895	1	—	—	—	—	—	—	—	10,082	—	—	10,082
Subscription receivable for issuance of Series A preferred stock	—	—	1,500,000	—	—	—	—	—	—	—	(3,000)	—	—	—	(3,000)
Issuance of preferred stock series B upon acquisition of CLMBR, Inc.	1,500,000	2,688	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of CLMBR, Inc.	—	—	—	—	—	—	—	—	36	0	—	1,014	—	—	1,014
Issuance of Common stock upon waiver to enter into Note Agreement	—	—	—	—	—	—	—	—	6	0	—	177	—	—	177
Issuance of shares upon issuance of convertible notes	—	—	—	—	—	—	—	—	19	0	—	547	—	—	547
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	—	—	33	0	—	692	—	—	692
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	37	0	—	866	—	—	866
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	3,586	—	—	3,586
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,394)	(11,394)
Balances at March 31, 2024	1,500,000	$2,688	4,930,895	$1	—	$—	—	$—	487	$7	$(3,000)	$178,216	$139	$(178,305)	$(2,942)
Issuance of preferred stock Series A upon conversion of debt	—	—	1,562,970	0	—	—	—	—	—	—	—	2,368	—	—	2,368
Subscription receivable for issuance of Series A preferred stock	—	—	—	—	—	—	—	—	—	—	3,000	—	—	—	3,000
Reclassification of series B preferred stock to permanent equity	(1,500,000)	(2,688)	—	—	1,500,000	—	—	—	—	—	—	2,955	—	—	2,955
1 for 40 reverse stock split share round up	—	—	—	—	—	—	—	—	100	—	—	—	—	—	—
Registered direct offering, net of issuance costs of $0.2 million	—	—	—	—	—	—	—	—	142	0	—	809	—	—	809
Registered direct offering costs	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	(74)
Issuance of Common stock from At the Market offering, net of issuance costs of $0.1 million	—	—	—	—	—	—	—	—	162	0	—	405	—	—	405
At the Market offering costs	—	—	—	—	—	—	—	—	—	—	—	(50)	—	—	(50)
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	—	—	8	0	—	65	—	—	65
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	251	0	—	1,084	—	—	1,084
Issuance of shares upon conversion of warrants	—	—	375,000	0	—	—	—	—	—	—	—	480	—	—	480
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	—	—	23	0	—	92	—	—	92
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	2,860	—	—	2,860
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,637)	(10,637)
Balances at June 30, 2024	—	$—	6,868,865	$1	1,500,000	$—	—	$—	1,174	$7	$—	$189,210	$137	$(188,942)	$413
Issuance of Common stock from Best Efforts Offering	—	—	—	—	—	—	—	—	210	0	—	296	—	—	296
Best Efforts offering costs	—	—	—	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Series A Preferred dividends declared and paid in kind	—	—	59,668	—	—	—	—	—	—	—	—	538	—	(538)	—
Issuance of preferred stock series C upon conversion of preferred series A and conversion of debt	—	—	(1,559,668)	—	—	—	2,861,128	0	—	—	—	2,720	—	—	2,720
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	11,874	1	—	3,668	—	—	3,669
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	—	—	2,627	0	—	2,563	—	—	2,563
Issuance of Common stock upon extinguishment of debt	—	—	—	—	—	—	—	—	1,287	0	—	373	—	—	373
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	3,157	—	—	3,157
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,141)	(7,141)
Balances at September 30, 2024	—	$—	5,368,865	$1	1,500,000	$—	2,861,128	$0	17,173	$8	$—	$202,509	$(105)	$(196,621)	$5,792

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series E		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	4,658,737	$1	1,500,000	$0	2,861,128	$0	140,210	$8	$209,509	$183	$(202,586)	$7,115
Series A Preferred dividends declared and paid in kind	—	—	112,334	—	—	—	—	—	—	—	225	—	(225)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	—	—	126,515	—	—	—	253	—	(253)	—
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	82,150	—	1,594	—	—	1,594
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	394,158	1	5,798	—	—	5,799
Issuance of Common stock upon conversion of preferred stock	—	—	(100,000)	—	(1,060,118)	—	(2,801,250)	—	178,839	—	—	—	—	—
Issuance of preferred stock series C upon settlement of loss restoration agreement	—	—	—	—	—	—	1,684,817	1	—	—	3,127	—	—	3,128
Gain on extinguishment of related party promissory notes	—	—	—	—	—	—	—	—	—	—	—	—	279	279
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,423	—	—	2,423
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,603)	(6,603)
Balances at March 31, 2025	—	$—	4,671,071	$1	439,882	$0	1,871,210	$1	795,357	$9	$222,929	$204	$(209,388)	$13,756
Series A Preferred dividends declared and paid in kind	—	—	128,796	—	—	—	—	—	—	—	258	—	(258)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	—	—	68,311	—	—	—	137	—	(137)	—
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	568,874	1	4,224	—	—	4,225
Issuance of Common stock upon conversion of preferred stock	—	—	—	—	(31,107)	—	(729,366)	—	44,886	—	—	—	—	—
Reverse stock split settlement of fractional shares	—	—	—	—	—	—	—	—	(73)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	450	—	—	450
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,180)	(2,180)
Balances at June 30, 2025	—	$—	4,799,867	$1	408,775	$0	1,210,155	$1	1,409,044	$10	$227,998	$227	$(211,963)	$16,274
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	592,049	—	2,561	—	—	2,561
Reverse stock split retirement of fractional shares	—	—	—	—	—	—	—	—	(33)	—	—	—	—	—
Issuance of preferred stock series C upon settlement of loss restoration agreement	—	—	—	—	—	—	195,732	—	—	—	456	—	—	456
Issuance of preferred stock series E upon acquisition of Wattbike	1,300,000	2,600	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	—	—	18,450	—	73	—	—	73
Issuance of Common stock upon settlement of debt	—	—	—	—	—	—	—	—	60,000	—	253	—	—	253
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	451	—	—	451
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,231)	(5,231)
Balances at September 30, 2025	1,300,000	$2,600	4,799,867	$1	408,775	$0	1,405,887	$1	2,079,510	$10	$231,792	$247	$(217,194)	$14,857

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(14,012)	$(29,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	(9)	218
Depreciation	119	418
Amortization	2,369	4,687
Non-cash lease expense	231	203
Inventory step up amortization	227	141
Stock-based compensation	5,293	9,448
Provision for bad debt	16	—
Inventory write-off	165	—
Loss on disposal of assets	27	—
(Gain) loss on extinguishment of debt and accounts payable	(5,146)	1,622
Fair value of common stock issued with Best Efforts Offering	—	299
Loss on settlement of accounts payable	551	—
Non-cash interest income	(1,062)	—
Non-cash interest expense	5,388	2,147
Amortization of debt discount	4,883	4,603
Common stock issued to lender in connection with entering Equity Line of Credit Agreement	—	368
Change in fair value of convertible notes	(18,621)	316
Loss on issuance of warrants	—	5,894
Change in fair value of digital assets	10,480	—
Loss on exchange of warrants for equity	—	358
Change in fair value of earnout	—	(1,300)
Change in fair value of derivatives	579	(201)
Change in fair value of warrants	(1,748)	(9,148)
Changes in operating assets and liabilities
Accounts receivable	(37)	(1,134)
Inventories	938	684
Prepaid expenses and other current assets	(5)	342
Vendor deposits	(37)	(101)
Other assets	—	(13)
Accounts payable	2,011	(3)
Accrued expenses and other current liabilities	(581)	862
Deferred revenue	58	(234)
Operating lease liabilities	(238)	(213)
Net cash used in operating activities	(8,161)	(8,909)
Cash Flows From Investing Activities:
Loan to Sportstech	(5,025)	—
Acquisition of internal use software	(76)	—
Acquisition of digital assets	(47,250)	—
Acquisition of business, cash paid, net of cash acquired	(448)	(1,447)
Acquisition of software and content	(691)	40
Net cash used in investing activities	(53,490)	(1,407)
Cash Flows From Financing Activities:
Payments of loans	(891)	(831)
Proceeds from loans	2,002	1,280
Proceeds from issuance of related party loans	—	650
Payment on loss restoration agreement	(649)	—
Payments of related party loans	—	(527)
Proceeds from issuance of common stock and prefunded warrants upon offering, net of offering costs	—	4,510
Payments of offering costs	(225)	(90)
Redemption and payment on convertible notes	(88)	(212)
Proceeds from issuance of convertible notes, net of issuance costs	52,533	4,756
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	1,594	4,023
Proceeds from exercise of incremental warrants and issuance of convertible notes, net of issuance costs	7,872	—
Interest paid on loans and convertible notes	—	(1,093)
Proceeds from the exercise of warrants	100	92
Proceeds from the issuance of common stock from equity line of credit	—	389
Net cash provided by financing activities	62,248	12,947
Effect of exchange rate on cash	110	(362)
Net Change In Cash and Cash Equivalents and Restricted Cash	707	2,269
Cash and restricted cash at beginning of the period	138	—
Cash and restricted cash at end of period	$845	$2,269

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description and Organization

Interactive Strength Inc. (the "Company") has established a leading portfolio of premium fitness brands—Wattbike, CLMBR, and FORME—that combine advanced hardware, smart technology, and immersive content to deliver exceptional training experiences for both commercial and home use. ("Connected Fitness")

•
Wattbike offers a range of high-performance indoor bikes that set the global standard in cycling. Known for unmatched accuracy, realistic ride feel, and advanced performance tracking, Wattbike is trusted by elite athletes, national teams, and fitness enthusiasts around the world.
•
CLMBR redefines the next-generation vertical climbing experience through its patented open-frame design and immersive touchscreen, delivering a high-intensity, low-impact workout that’s both efficient and effective.
•
FORME delivers strength, mobility, and recovery training through immersive content, performance-grade hardware, and expert coaching. Its wall-mounted systems include the Studio, a smart fitness mirror for guided programming and live 1:1 personal training, and the Lift, which adds smart resistance cable training—ideal for high-performance environments and sport-specific development.

From elite performance to everyday wellness, the Company's ecosystem of performance-focused solutions delivers data-driven outcomes for athletes, fitness enthusiasts, and commercial operators.

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

Optional Investment A (“Optional Investment A”) provides an option to call a capital increase of up to $10.0 million through contribution in kind of the Company’s Common Stock, which shall vest based on a formula that calculates (x) the EU-sourced EBITDA (as defined in the Agreement) earned above $3.5 million for the twelve (12) months ended March 2026, (y) multiplied by two (2). The price used to calculate the number of the Company’s Common Stock issued for Optional Investment A will be determined on June 15, 2026 by using the VWAP of the previous 20 trading days, subject to compliance with the Nasdaq Minimum Price Rule.

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

In addition, pursuant to the Agreement, Mr. Ahmad will join the Board of Directors of the Company (the "Board") upon closing of the Initial Investment.

Acquisition of Wattbike Holdings Limited

On April 8, 2025, the Company entered into an Agreement for the Sale and Purchase of the Entire Issued Share Capital and Loan Notes of Wattbike (Holdings) Limited (“Wattbike”) (the “Purchase Agreement”) with the shareholders of Wattbike (the “Shareholders”) and holders of certain promissory notes (the “Notes’) issued by Wattbike (the “Noteholders,” and together with the Shareholders, the “Sellers”) to acquire the entire issued share capital and Notes of Wattbike (the “Transaction”). On July 1, 2025, pursuant to the Purchase Agreement, the Company completed the acquisition for a total purchase price of approximately $4.0 million, consisting of (i) all of the issued and outstanding shares of Wattbike held by the Shareholders in exchange for £1.00, (ii) contingent consideration with a fair value of $0.2 million, (iii) 1,300,000 shares of the Company's non-voting Series E preferred stock with a fair value of $2.6 million, and (iv) effective settlement of certain preexisting relationships and bridge financing previously recorded as a loan receivable by the Company of $1.2 million (the "Wattbike Acquisition").

The Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of July 1, 2025, with the remaining unallocated purchase price recorded as goodwill. See Note 23, which outlines the Company’s consideration transferred and the identifiable net assets acquired at their fair value as of July 1, 2025.

Acquisition of CLMBR, Inc.

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 36 shares of the Company’s common stock with a fair value in the aggregate of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with a fair value in the aggregate of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million, and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “CLMBR Acquisition”).

The CLMBR Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill. See Note 23, which outlines the Company’s consideration transferred and the identifiable net assets acquired at their fair value as of February 2, 2024.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $18.2 million and used net cash in its operations of $8.2 million during the nine months ended September 30, 2025, and had an accumulated deficit of $217.2 million as of September 30, 2025.
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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $0.6 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital.
•
A potential source of non-dilutive funding resides in the Company's investment in digital assets, subject to market conditions. Based on quoted market prices, the market value of the Company's ownership in digital assets was $36.8 million as of September 30, 2025.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance that the Company will be able to secure additional outside capital on acceptable terms, or at all.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As disclosed in Notes 11 and 21, the Company had total outstanding debt, including convertible notes, of approximately $46.4 million as of the issuance date, of which approximately $12.4 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of its debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify their repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
In the past, the Company has been unable to remain in compliance with certain qualifications required by the Nasdaq Capital Markets in order for the Company’s common stock to remain listed on the Nasdaq. These requirements include a minimum stockholders’ equity balance of $2.5 million, a minimum of 500,000 publicly held shares, and a minimum trading price of $1.00 per share for a sustained period of time (collectively the “Rules”). The Company has received two notices from the Listing Qualifications staff of the Nasdaq (the “Staff”) with respect to the Company’s noncompliance with these requirements, as follows:
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

As of September 30, 2025 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, that the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial reporting and as required by SEC Regulation S-X, Rule 10-01. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements for the years ended December 31, 2024 and 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2025 the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statement of stockholders' equity as of September 30, 2025 and condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are unaudited. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, the realizability of inventory, fair value measurements, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranties, stock-based compensation expense, warrant liabilities, accrual of acquisition earn-outs, legal accruals, valuation of deferred taxes, valuation of derivatives, fair value of goodwill and other intangible assets, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s CODM is its chief executive officer, who manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the condensed consolidated financial statements (See Note 3). The Company currently operates in the United States, the United Kingdom, and Taiwan. As of September 30, 2025 and December 31, 2024, substantially all of the Company's long-lived assets were held in the United States.

Significant Accounting Policies

During the three and nine months ended September 30, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, except as described below.

Loan Receivable

Loan receivable consists of a loan agreement entered into with Sportstech as a form of bridge financing until the acquisition is closed. The loan agreement provides for a $5.6 million loan facility (the “Loan”) which was fully drawn as of September 30, 2025 and terminates on December 30, 2025. The Loan accrues interest at a rate of 10% per annum, subject to adjustment from time to time as set forth in the loan agreement, and has a discount at an amount equal to 10% of the principal amount. Net loan origination fees and certain direct origination expenses of $0.5 million were deferred and amortized to interest income over the contractual life of the loan using the effective interest method. The loan receivable balance with Sportstech as of September 30, 2025 was $6.1 million.

Digital Assets

As a result of the Company's investment in the utility tokens and key medium of exchange on the Fetch.ai network ("FET") as part of its treasury reserve diversification strategy, the Company recognized its investment in accordance with ASC 350-60 (as defined below). Under the guidance, digital assets and other crypto assets (“digital assets”) are accounted for as indefinite-lived intangible assets, and are initially measured at cost, and are adjusted to fair value at the end of each reporting period (see Note 7). The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out method of accounting. Additionally, changes in fair value are recorded in Change in fair value of digital assets in the Company's condensed consolidated statements of operations.

The Company expects to hold its digital assets as a long-term investment, and, therefore, they are classified as non-current assets as of September 30, 2025 on the condensed consolidated balance sheets.

Income Taxes

In July 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and business interest expense limitations. We do not anticipate that this legislation will have a significant impact on our annual effective tax rate or our consolidated financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected not to “opt out” of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company has the option to adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that the Company either (i)

irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. As noted below, certain new or revised accounting standards were early adopted.

Accounting Pronouncements Recently Adopted

ASU 2020-04 and ASU 2022-06

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance. In December 2022, the FASB issued ASU 2022-06, “Reference rate reform (Topic 848): Deferral of the sunset date of Topic 848” which defers the expiration date for Topic 848 from December 31, 2022 until December 31, 2024. The Company's adoption of this new standard effective as of January 1, 2025 did not have a material impact on its condensed consolidated financial statements.

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and provide new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The Company adopted this standard on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The impact is limited to financial statement disclosures. See Note 3 - Segment Reporting.

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

Accounting Pronouncements Not Yet Adopted

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU modifies income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliations and (ii) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This ASU is effective for fiscal years beginning after December 31, 2024 and should be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this guidance effective January 1, 2025, and will provide the required disclosures in the Company’s annual report on Form 10-K for the year ended December 31, 2025. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326).” In developing forecasts as part of estimating expected credit losses, the ASU allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual and interim periods beginning in 2026. Early adoption is permitted. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The ASU updates the guidance on accounting for internal-use software costs by (i) removing all references to software development stages, and (ii) requiring that an entity capitalize software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual and interim periods beginning in 2028. Early adoption is permitted. The Company is currently evaluating the impact of the new standard.

3. Segment Reporting

The Company is organized into one operating and one reportable segment that engages in the development and sales of specialty fitness equipment and virtual training and is managed on a consolidated basis. The CODM regularly reviews financial information at the operating segment level to allocate resources and to assess performance. The CODM evaluates segment profit (loss) based on net loss, which is reported in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM uses net loss to allocate resources, including property and equipment and financial or capital resources, and to assess performance by monitoring budget-to-actual and year-over-year variances.

The following tables present revenue and significant segment expenses that are included within net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total Revenues	$4,815	$2,014	$7,391	$2,997
Less:
Cost of fitness product revenue (excluding depreciation and amortization)	3,133	1,287	4,452	1,911
Cost of membership (excluding depreciation and amortization)	—	(1)	(1)	7
Cost of training	319	185	935	522
Research and development (excluding stock based compensation)	337	1,006	1,314	3,181
General and administrative (excluding stock based compensation, depreciation and amortization)	3,650	1,832	7,303	5,870
Interest expense	4,017	1,831	10,271	6,750
Interest income	(675)	—	(1,062)	—
Change in fair value of earnout	—	—	—	(1,300)
(Gain) loss upon extinguishment of debt and accounts payable	(687)	(110)	(5,146)	1,622
Loss on issuance of warrants	—	4,780	—	5,551
Change in fair value of convertible notes	(11,993)	—	(18,621)	316
Change in fair value of derivatives	(1,370)	(956)	579	(201)
Change in fair value of warrants	(755)	(5,902)	(1,748)	(9,148)
Change in fair value of digital assets	10,605	—	10,480	—
Depreciation and amortization expense	813	1,392	2,715	5,106
Stock-based compensation expense	401	3,157	5,294	9,448
Transaction related expenses (1)	1,932	857	2,665	1,831
Vendor Settlements (2)	—	—	417	—
Other segment items (3)	319	(203)	1,556	703
Net loss	$(5,231)	$(7,141)	$(14,012)	$(29,172)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(5,231)	$(7,141)	$(14,012)	$(29,172)

(1) Transaction costs related to acquisition of CLMBR, Inc, Wattbike and Sportstech.

(2) Costs related to vendor settlements.

(3) Other segment items included in consolidated net loss includes sales and marketing (excluding stock based compensation, depreciation and amortization) and other (income) expense.

See Note 4 for details of revenue from external customers by geography and by product.

4. Revenue Recognition

The Company’s primary source of revenue is substantially derived from the United States and Europe from sales of its Connected Fitness Products and related accessories and associated recurring Membership revenue, as well as from sales of personal training services recorded within Training revenue.

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

The Company sells connected fitness equipment and digital fitness services across Business to Business ("B2B") and Business to Customer ("B2C") channels in the United States, Europe and Asia.

The following table presents a summary of total revenues by geographic location:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in thousands)	CLMBR	FORME	WATTBIKE	Total	CLMBR	FORME	WATTBIKE	Total
Revenue
United States
Fitness Product Revenue	$41	$101	$583	$725	$1,819	$311	$583	$2,713
Membership Revenue	116	33	—	149	382	107	—	489
Training Revenue	72	41	—	113	242	119	—	361
Total	229	175	583	987	2,443	537	583	3,563
Europe
Fitness Product Revenue	$—	$—	$3,142	$3,142	$—	$—	$3,142	$3,142
Total	—	—	3,142	3,142	—	—	3,142	3,142
Asia
Fitness Product Revenue	$—	$—	$393	$393	$—	$—	$393	$393
Total	—	—	393	393	—	—	393	393
Other
Fitness Product Revenue	$—	$—	$293	$293	$—	$—	$293	$293
Total	—	—	293	293	—	—	293	293
Total Revenue	$229	$175	$4,411	$4,815	$2,443	$537	$4,411	$7,391

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(in thousands)	CLMBR	FORME	WATTBIKE	Total	CLMBR	FORME	WATTBIKE	Total
Revenue
United States
Fitness Product Revenue	$1,421	$89	$—	$1,510	$1,595	$225	$—	$1,820
Membership Revenue	186	38	—	224	455	131	—	586
Training Revenue	85	88	—	173	250	234	—	484
Total	1,692	215	—	1,907	2,300	590	—	2,890
Asia
Fitness Product Revenue	$107	$—	$—	$107	$107	$—	$—	$107
Total	107	—	—	107	107	—	—	107
Total Revenue	$1,799	$215	$—	$2,014	$2,407	$590	$—	$2,997

5. Inventories, net

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Finished products	$5,118	$3,868
Finished products - Long Term	2,518	2,244
Raw materials - Long Term	578	578
Total inventories, net	$8,214	$6,690

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in the Company's Taiwan facility that will be shipped to the Company's manufacturing partners and will not be used within one year.

6. Property and Equipment, net

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Pre-production tooling	$3,324	$3,094
Machinery and equipment	256	191
Leasehold improvements	198	186
Furniture and fixtures	30	25
Exercise equipment	58	13
Total	3,866	3,509
Less: Accumulated depreciation	(3,539)	(3,393)
Total property and equipment, net	$327	$116

Depreciation expense amounted to $0.1 million and $0.1 million for each of the three months ended September 30, 2025 and 2024, respectively. Depreciation expense amounted to $0.1 million and $0.4 million for each of the nine months ended September 30, 2025 and 2024, respectively.

7. Goodwill, Intangible Assets, net and Digital Assets

Goodwill

Goodwill and intangible assets of $1.9 million and $3.2 million, respectively, were acquired in the Wattbike Acquisition and were recorded at fair value on the acquisition date. As of September 30, 2025, there was no goodwill impairment. Refer to Note 23. Acquisitions for more information.

Changes in goodwill for the nine months ended September 30, 2025 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2024	$13,220
Goodwill acquired	1,924
Balance as of September 30, 2025	$15,144

Intangible Assets, Net

Identifiable intangible assets, net consist of the following:

	As of September 30,			As of December 31,
	2025			2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-use software	$6,333	$(6,136)	$197	$6,248	$(5,649)	$599
Developed technology	2,610	(434)	2,176	1,400	(213)	1,187
Customer related	5,479	(777)	4,702	4,000	(398)	3,602
Trademark and trade name	1,203	(160)	1,043	800	(82)	718
Total identifiable intangible assets	$15,625	$(7,507)	$8,118	$12,448	$(6,342)	$6,106

Amortization expense amounted to $0.4 million and $0.6 million for each of the three months ended September 30, 2025 and 2024, respectively. Amortization expense amounted to $1.2 million and $2.0 million for each of the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and 2024, there was no intangible asset impairment.

As of September 30, 2025, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2025 (remaining)	343
2026	1,207
2027	1,110
2028	1,019
2029	953
Thereafter	3,486
Total	$8,118

Digital Assets

In June 2025 the Company paid approximately $45.0 million in cash in return for approximately 29.6 million FET tokens valued at $20.0 million and 25.0 million Tether stablecoins valued at $25.0 million. In July 2025, the Company used the $25.0 million of Tether stablecoins to purchase 34.3 million FET tokens and $2.3 million of restricted cash to purchase 3.5 million FET tokens. As of September 30, 2025, the Company's holdings in digital assets consisted exclusively of FET. The Company recognizes changes in the fair value of its digital assets as gains or losses in change in fair value of digital assets on the Company's condensed consolidated statements of operations during the period in which they occur. The details of the activity related to the Company’s digital assets as of September 30, 2025 and December 31, 2024, are as follows:

(in thousands)	Tether Units	Tether Fair Value	FET Units	FET Fair Value	Total Units	Total Fair Value
Digital assets at December 31, 2024	—	$—	—	$—	—	$—
Additions	25,000	25,000	33,103	22,250	58,103	47,250
Tether used to purchase FET	(25,000)	(25,000)	34,315	25,000	9,315	—
Change in fair value of digital assets	—	—	—	(10,480)	—	(10,480)
Digital assets at September 30, 2025	—	$—	67,418	$36,770	67,418	$36,770

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Security deposit	93	96
Prepaid licenses	119	50
Research and development tax credit	254	419
Other receivables	518	20
Insurance	236	46
Other prepaid	554	179
Total prepaid expenses and other current assets	$1,774	$810

9. Other Assets, net

Other assets, net consisted of the following:

	As of September 30,			As of December 31,
	2025			2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,789	$(6,292)	$497	$6,789	$(5,968)	$821
Capitalized software	7,917	(5,441)	2,476	6,705	(4,563)	2,142
Total other assets	$14,706	$(11,733)	$2,973	$13,494	$(10,531)	$2,963

Amortization expense amounted to $0.4 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense amounted to $1.2 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued bonus	$96	$155
Accrued LTI	2,500	—
Accrued payroll	110	7
Accrued PTO	71	21
Accrued legal settlements	2,013	2,050
Accrued royalties	246	231
Accrued professional fees	306	454
Customer deposits	271	135
Vendor settlements	300	—
Loss restoration settlement	48	570
Accrued VAT	351	—
Other accrued expenses and current liabilities	1,483	352
Total accrued expenses and other current liabilities	$7,795	$3,975

Accrued legal settlement of $2.0 million represents the payments due following settlement of a lawsuit which was an assumed liability as part of the Acquisition and is further discussed in Note 15. Commitments and Contingencies.

Accrued LTI of $2.5 million represents the full redemption value of the Series LTI Preferred Stock issued to the Company’s executive officers and members of the Board. On June 14, 2025, the Company issued a total of 1,250,000 shares of the Company’s Series LTI Convertible Preferred Stock to the Company’s executive officers and members of the Board that vested 100% upon Grant Date. No holder of LTI Preferred Stock shall have the right to convert any shares of LTI Preferred Stock, without shareholder approval. If such shareholder approval is not obtained on or before June 6, 2026, the Company will redeem each share of the LTI Preferred Stock for cash at a redemption price equal to the Original Issue Price of $2.0. The Company classifies Series LTI Preferred Stock in accordance with ASC 718, as a liability award and is included in Accrued expenses and other current liabilities, measured at the full redemption value, as there are conversion features that are subject to shareholder approval which is outside of the control of the Company. If shareholder approval is obtained, the Company will make a cash payment to the executive officers and members of the Board to cover employee taxes of the LTI Preferred Stock grant, and the value shall be calculated as $3.2 million less the grant date fair value of the LTI Preferred Stock on the date shareholder approval is obtained.

11. Debt

Debt consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Principal stockholder promissory notes	$—	$5,348
Promissory notes	4,749	—
Term Loan	3,299	3,221
Working capital facility	1,705	—
Total loan payable	$9,753	$8,569
Other related party convertible notes	209	193
February 2024 convertible notes	1,479	2,557
September 2025 convertible notes	981	—
Total convertible note payable	$2,669	$2,750
Total debt current	$12,422	$11,319

Promissory notes	1,646	—
Total Loan Payable non current	$1,646	$—
June 2025 convertible preferred notes	760	—
June 2025 convertible exchangeable notes	30,867	—
July 2025 convertible notes	609	—
August 2025 convertible notes	125	—
Total Convertible note payable non current	$32,361	$—
Total debt	$46,429	$11,319

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021, the Company entered into promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date (see Note 20 Related Party Transactions). On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes to an accredited investor. On February 4, 2025, the Company and the accredited investor entered into an exchange agreement pursuant to which the Company issued (the “Exchange”) five new secured convertible promissory notes (the “January 2025 Exchange Notes”). At the time of the Exchange, (1) the Company has negative cash flows from operations, history of losses, and significant accumulated deficit that raise substantial doubt about our ability to continue as a going concern and (2) the accredited investor accepted an interest rate of 5.0% on the January 2025 Exchange Notes, which is significantly lower than the default rates on the promissory notes at the time of the Exchange and therefore indicative of a concession. As a result, the Company accounted for the Exchange as a troubled debt restructuring in accordance with ASC 470-60 Troubled Debt Restructurings by Debtors. The fair value of the January 2025 Exchange Notes on February 4, 2025 was $5.1 million and the carrying value of the Former Principal Stockholder Notes was $5.4 million resulting in a gain on extinguishment of $0.3 million which was recorded in the condensed consolidated statement of stockholders equity. See description of the January 2025 Exchange Notes under separate heading "January 2025 Exchange Notes" below.

Promissory Notes

On March 5, 2025, the Company entered into an agreement to settle outstanding liabilities with its former legal counsel by issuing to them an unsecured promissory note in the principal amount of $3.9 million which has a maturity date of October 15, 2025 and accrues interest at a rate of 12% per annum. Total interest expense of $0.1 million and $0.3 million was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. The total outstanding principal balance including accrued interest as of September 30, 2025 was $4.2 million. The note was not repaid on its scheduled maturity date and the Company is currently negotiating an extension of the maturity date with the noteholder. As the promissory note does not provide for a different interest rate in the event of default, the Company continues to accrue interest on this note at 12% per annum.

On May 1, 2025, the Company entered into an agreement to settle outstanding liabilities with a third-party by issuing to the third-party an unsecured promissory note in the principal amount of $0.5 million which has a maturity date of May 1, 2026 and accrues interest at a rate of 5% per annum. Total interest expense of $0.006 million and $0.010 million was recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. The total outstanding principal balance including accrued interest as of September 30, 2025 was $0.5 million.

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

The $2.0 million of aggregate proceeds received from the issuance of the promissory note was initially allocated to the aggregate issuance date fair value of the warrants issued in connection with the issuance of the promissory note (see Note 13. Fair Value Measurements for more information), original issue discount and the remainder of the proceeds from the issuance of the promissory note was allocated to the promissory note, resulting in a debt discount of $0.6 million. The Company has recorded the debt discount as a direct reduction to the face value of the promissory note and will amortize this amount over the life of promissory note as a component of interest expense on the condensed consolidated statement of operations. The promissory note is included in the consolidated balance sheet at amortized cost included in loan payable noncurrent.

The carrying value of the promissory note is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$2,110	$—
Unamortized debt discount	(464)	—
Aggregate carrying value	$1,646	$—

Interest expense recognized on the promissory note is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$77	$—	$110	$—
Amortization of debt discount	71	—	102	—
Total	$148	$—	$212	$—

Working Capital Facility

In connection with the acquisition of Wattbike, the Company assumed the obligations under a working capital facility for a total of $2.1 million in principal and accrued interest as of the date of acquisition. The interest rate under the facility is 1,100 basis points above the Bank of England Base Rate. On July 1, 2025, the Company extended the facility to June 30, 2026, and the total commitment under the facility was reduced to $2.7 million. For the three and nine months ended September 30, 2025, the Company made interest payments approximately $0.4 million, all of which was paid-in-kind.

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

On April 24, 2024, (the “Effective Date”) the Company entered into the Modification Agreement with the Lender reducing the outstanding debt by $3.0 million and extending the maturity date to December 31, 2024, which has since been extended to December 31, 2025. The Loan Modification Agreement was evaluated and determined to be a modification as the effective borrowing rate was not reduced, therefore no concessions were deemed to have been made by the Lender at the time of the modification.

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

On August 5, 2025, the Company and the Lender entered into a Settlement Agreement, pursuant to which the Company made a payment of $0.6 million and issued 195,732 shares of the Company’s Series C Preferred Stock, par value $0.0001 per share, to the Lender as payment of the $1.0 million Net Trade Value as of the settlement date pursuant to the Loss Restoration Agreement.

On August 8, 2025, the Company and the Lender entered into an Exchange Agreement and agreed to reduce the Term Loan by $0.3 million in exchange for the issuance of 60,000 shares of Common Stock at a price of $5.50.

As of September 30, 2025, the Net Trade Value was $0.05 million and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

The carrying value of the Term Loan is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$1,002	$1,019
Guarantee fees	2,348	2,348
Unamortized debt discount	(51)	(146)
Aggregate carrying value	$3,299	$3,221

Interest expense recognized on the Term Loan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$100	$166	$297	$450
Amortization of debt discount	25	129	96	589
Total	$125	$295	$393	$1,039

Convertible Notes

Other Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time while outstanding the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $3.85 per share. The total outstanding balance, including accrued interest, at September 30, 2025 and December 31, 2024, was $0.2 million and is included in convertible note payable on the condensed consolidated balance sheet.

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

In November 2024, the Company and Treadway Holdings LLC entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”) that amended and restated the February 2024 Convertible Note in its entirety. The Amended and Restated Note has a principal amount of $4.0 million. Pursuant to the Amended and Restated Note, the conversion price of the February 2024 Convertible Note was changed to $47.90 per share (the Common Stock’s Nasdaq Official Closing Price (as reflected on Nasdaq.com) on November 11, 2024. The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a loss on extinguishment upon issuance and the remaining unamortized discount was written off upon extinguishment. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes and change to were determined using a discounted cash flow analysis at a discount rate of 16.3%. The fair value of the February 2024 Convertible Notes of $4.0 million was recorded as a current liability upon fair value election.

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

On August 8, 2025, the Company and the Current Holder entered into a Letter Agreement to lower the conversion price to $5.50 (a premium to the closing price of the Common Stock on August 7, 2025).

On September 26, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Current Holder, pursuant to which the Current Holder and the Company exchanged the February 2024 Convertible Notes for an Incremental Note in an aggregate principal amount of $2.2 million (the “September Exchange Note”). Pursuant to the Exchange Agreement, the Current Holder agreed to cancel 45,122 Class B Incremental Warrants to acquire Incremental Notes in an aggregate principal amount of $2.2 million.

The September Exchange Note accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the September Exchange Note. The maturity date of the September Exchange Note is January 30, 2026.

The September Exchange Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the September Exchange Note to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the September Exchange Note, (iii) the Make-Whole Amount (as defined in the September Exchange Note), (iv) accrued and unpaid Late Charges (as defined in the September Exchange Note) with respect to such principal amount of the September Exchange Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any (the “Conversion Amount”), divided by (y) the conversion price of $5.50, subject to adjustment as provided in the September Exchange Note.

The September Exchange Note is also convertible (each, an “Alternate Conversion”) into shares of Common Stock at a conversion rate equal to the quotient of (x) the Conversion Amount, divided by (y) the Alternate Conversion Price (as defined below); provided, that if an event of default has occurred and is continuing, the September Exchange Note is convertible at a conversion rate equal to the quotient of (x) 120% of the Conversion Amount, divided by (y) the Alternate Conversion Price. The “Alternate Conversion Price” means the lower of (i) the applicable conversion price as in effect on the date of the Alternate Conversion, and (ii) the greater of (A) 118%, or, if an event of default has occurred and is continuing, 85%, of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice, and (B) the Floor Price (as defined in the September Exchange Note).

For the nine months ended September 30, 2025, the Current Holder converted a total of $1.2 million owed pursuant to the Amended and Restated Note into a total of 47,175 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $0.009 million.

The fair value was $1.5 million and $2.6 million as of September 30, 2025 and December 31, 2024, respectively, and the Company recognized a gain of $0.2 million and a loss of $0.2 million on change in fair value of convertible notes for the three and nine months ended September 30, 2025, respectively (see Note 13. Fair Value Measurements for more information).

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

The Company has elected the fair value option to account for its January 2025 Exchange Notes upon issuance in February 2025.

The change in fair value of January 2025 Exchange Notes is as follows:

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	$5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at September 30, 2025	$—

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

The conversion price was amended upon entering into the June 2025 Convertible Exchangeable Notes on June 13, 2025 to $9.457. The conversion price was further amended upon entering into a common warrant inducement agreement on July 7, 2025 to $5.42.

For the nine months ended September 30, 2025, the Investor converted a total of $4.9 million owed pursuant to the January 2025 Convertible Notes into a total of 612,641 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $1.3 million. The January 2025 Convertible Notes have been fully converted as of September 30, 2025.

Interest expense recognized on the January 2025 Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$854	$—	$1,612	$—
Amortization of debt discount	1,549	—	1,965	—
Amortization of debt issuance costs	225	—	285	—
Total	$2,628	$—	$3,862	$—

March 2025 Convertible Notes

On March 11, 2025, the Investor elected to exercise 82,988 Class A Incremental Warrants to purchase the Class A Incremental Notes (the "March 2025 Convertible Notes") for an aggregate principal amount of $4.0 million. The March 2025 Convertible Notes carry an original issue discount of 10.0% and accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the March 2025 Convertible Notes agreement. The maturity date of the March 2025 Convertible Notes is March 11, 2028.

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

The conversion price was amended upon entering into the June 2025 Convertible Exchangeable Notes on June 13, 2025 to $9.457. The conversion price was further amended upon entering into a common warrant inducement agreement on July 7, 2025 to $5.42.

For the nine months ended September 30, 2025, the Investor converted a total of $6.0 million owed pursuant to the March 2025 Convertible Notes into a total of 630,977 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $1.4 million. The March 2025 Convertible Notes have been fully converted as of September 30, 2025.

Interest expense recognized on the March 2025 Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$78	$—	$1,984	$—
Amortization of debt discount	296	—	2,127	—
Amortization of debt issuance costs	13	—	107	—
Total	$387	$—	$4,218	$—

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

The carrying value of the June 2025 Convertible Preferred Note as of September 30, 2025 was $0.8 million. Interest expense recognized on the June 2025 Convertible Preferred Note was $0.03 million and $0.1 million for the three and nine months ended September 30, 2025, respectively.

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

Pursuant to the Purchase Agreement, the Company will use 94.5% (approximately $47.3 million) of the proceeds from the Initial Note sale, less a 10% original issue discount to purchase FET for the benefit of Interactive Strength Treasury LLC, a Company subsidiary (see Note 2 Summary of Significant Accounting Policies). The remaining proceeds of $2.0 million were used to pay transaction expenses and for working capital.

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

The Company elected the fair value option for the June 2025 Convertible Exchangeable Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period to simplify the accounting. Accordingly, when the fair value option was applied, the Company did not separately evaluate the June 2025 Convertible Exchangeable Notes for the existence of embedded features that would require bifurcation as embedded derivatives under other accounting guidance. All debt issuance costs incurred in connection with June 2025 Convertible Exchangeable Notes accounted for pursuant to the fair value option were expensed as incurred. The fair value of the June 2025 Convertible Exchangeable Notes and changes thereto were determined using a discounted cash flow analysis at a discount rate of 3.82%. The fair value of the June 2025 Convertible Exchangeable Notes of $50.0 million was recorded as a long term liability upon fair value election. The Company recognized a gain on change in fair value of $11.8 million and $19.1 million for the three and nine months ended September 30, 2025, respectively (see Note 13. Fair Value Measurements for more information), and the fair value of the June 2025 Convertible Exchangeable Notes as of September 30, 2025 was $30.9 million.

July 2025 Convertible Notes

On July 25, 2025, the Investor elected to exercise 62,241 Class A Incremental Warrants to purchase the Class A Incremental Notes (the "July 2025 Convertible Notes") for an aggregate principal amount of $3.0 million. The July 2025 Convertible Notes carry an original issue discount of 10.0% and accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the July 2025 Convertible Notes agreement. The maturity date of the July 2025 Convertible Notes is July 25, 2028.

The July 2025 Convertible Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the July 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the July 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any, divided by (y) a conversion price of $5.42 per share, subject to adjustment as provided in the July 2025 Convertible Notes agreement.

The July 2025 Convertible Notes sets forth certain standard events of default (each such event, an “Event of Default”), upon the occurrence of which the Company is required to deliver written notice to the Investor within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Investor’s receipt of an Event of Default Notice, and (b) the Investor becoming aware of an Event of Default, the Investor may require the Company to redeem all or any portion of the Note. Upon an Event of Default, the Note shall bear interest at a rate of the sum of (x) the applicable Interest Rate in effect for such determination and (y) 8.0% per annum.

The $3.0 million of aggregate principal received from the issuance of the July 2025 Convertible Notes was initially allocated to the aggregate issuance date fair value of the embedded derivatives and the warrants issued in connection with the issuance of the July 2025 Convertible Notes (see Note 13. Fair Value Measurements for more information), original issue discount and the remainder of the proceeds from the issuance of the July 2025 Convertible Notes was allocated to the convertible notes, resulting in a debt discount of $2.6 million. In addition, the Company incurred $0.06 million of debt issuance costs. The Company has recorded the debt discount and debt issuance costs as a direct reduction to the face value of the July 2025 Convertible Notes and will amortize these amounts over the life of July 2025 Convertible Notes as a component of interest expense on the condensed consolidated statement of operations. The July 2025 Convertible Notes will remain on the consolidated balance sheet at amortized cost.

On September 18, 2025 the Company entered into the Global Note Amendment Agreement (the “Global Amendment”) to amend and restate the July 2025 Convertible Notes to include an alternate conversion into shares of common stock at a conversion rate equal to the quotient of (x) the conversion amount, divided by (y) the Alternate Conversion Price (as defined below); provided, that if an event of default has occurred and is continuing, the July 2025 Convertible Notes are convertible at a conversion rate equal to the quotient of (x) 120% of the Conversion Amount, divided by (y) the Alternate Conversion Price. The “Alternate Conversion Price” means the lower of (i) the applicable conversion price as in effect on the date of the Alternate Conversion, and (ii) the greater of (A) 118%, or, if an event of default has occurred and is continuing, 85%, of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice, and (B) the Floor Price of $1.246. The addition of the Alternate Conversion Price was not considered substantial under ASC 470-50 and was therefore accounted for as a modification rather than an extinguishment.

The carrying value of the July 2025 Convertible Notes is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$3,067	$—
Unamortized debt discount	(2,405)	—
Unamortized issuance costs	(53)	—
Aggregate carrying value	$609	$—

Interest expense recognized on the July 2025 Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$67	$—	$67	$—
Amortization of debt discount	157	—	157	—
Amortization of debt issuance costs	3	—	3	—
Total	$227	$—	$227	$—

August 2025 Convertible Notes

On August 26, 2025, the Investor elected to exercise 6,017 Class A Incremental Warrants to purchase the Class A Incremental Notes (the "August 2025 Convertible Notes") for an aggregate principal amount of $0.3 million. The August 2025 Convertible Notes carry an original issue discount of 10.0% and accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the August 2025 Convertible Notes agreement. The maturity date of the August 2025 Convertible Notes is August 26, 2028.

The August 2025 Convertible Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the August 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the August 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any, divided by (y) a conversion price of $5.135 per share, subject to adjustment as provided in the August 2025 Convertible Notes agreement.

The August 2025 Convertible Notes sets forth certain standard events of default (each such event, an “Event of Default”), upon the occurrence of which the Company is required to deliver written notice to the Investor within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Investor’s receipt of an Event of Default Notice, and (b) the Investor becoming aware of an Event of Default, the Investor may require the Company to redeem all or any portion of the Note. Upon an Event of Default, the Note shall bear interest at a rate of the sum of (x) the applicable Interest Rate in effect for such determination and (y) 8.0% per annum.

The $0.3 million of aggregate principal received from the issuance of the August 2025 Convertible Notes was initially allocated to the aggregate issuance date fair value of the embedded derivatives and the warrants issued in connection with the issuance of the August 2025 Convertible Notes (see Note 13. Fair Value Measurements for more information), original issue discount and the remainder of the proceeds from the issuance of the August 2025 Convertible Notes was allocated to the convertible notes, resulting in a debt discount of $0.2 million. In addition, the Company incurred $0.007 million of debt issuance costs. The Company has recorded the debt discount and debt issuance costs as a direct reduction to the face value of the August 2025 Convertible Notes and will amortize these amounts over the life of August 2025 Convertible Notes as a component of interest expense on the condensed consolidated statement of operations. The August 2025 Convertible Notes will remain on the consolidated balance sheet at amortized cost.

On September 18, 2025 the Company entered into the Global Note Amendment Agreement (the “Global Amendment”) to amend and restate the August 2025 Convertible Notes to include an alternate conversion into shares of common stock at a conversion rate equal to the quotient of (x) the conversion amount, divided by (y) the Alternate Conversion Price (as defined below); provided, that if an event of default has occurred and is continuing, the August 2025 Convertible Notes are convertible at a conversion rate equal to the quotient of (x) 120% of the Conversion Amount, divided by (y) the Alternate Conversion Price. The “Alternate Conversion Price” means the lower of (i) the applicable conversion price as in effect on the date of the Alternate Conversion, and (ii) the greater of (A) 118%, or, if an event of default has occurred and is continuing, 85%, of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice, and (B) the Floor Price of $0.782. The addition of the Alternate Conversion Price was not considered substantial under ASC 470-50 and was therefore accounted for as a modification rather than an extinguishment.

The carrying value of the August 2025 Convertible Notes is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$293	$—
Unamortized debt discount	(162)	—
Unamortized issuance costs	(6)	—
Aggregate carrying value	$125	$—

Interest expense recognized on the August 2025 Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$3	$—	$3	$—
Amortization of debt discount	6	—	6	—
Amortization of debt issuance costs	1	—	1	—
Total	$10	$—	$10	$—

September 2025 Convertible Notes

On September 18, 2025, the Investor elected to exercise 41,494 Class A Incremental Warrants to purchase the Class A Incremental Notes (the "September 2025 Convertible Notes") for an aggregate principal amount of $2.0 million. The September 2025 Convertible Notes carry an original issue discount of 10.0% and accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the September 2025 Convertible Notes agreement. The maturity date of the September 2025 Convertible Notes is September 18, 2026.

The September 2025 Convertible Notes are convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the September 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the September 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any, divided by (y) a conversion price of $3.85 per share, subject to adjustment as provided in the September 2025 Convertible Notes agreement.

The September 2025 Convertible Notes include an alternate conversion into shares of common stock at a conversion rate equal to the quotient of (x) the conversion amount, divided by (y) the Alternate Conversion Price (as defined below); provided, that if an event of default has occurred and is continuing, the September 2025 Convertible Notes are convertible at a conversion rate equal to the quotient of (x) 120% of the Conversion Amount, divided by (y) the Alternate Conversion Price. The “Alternate Conversion Price” means the lower of (i) the applicable conversion price as in effect on the date of the Alternate Conversion, and (ii) the greater of (A) 118%, or, if an event of default has occurred and is continuing, 85%, of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice, and (B) the Floor Price of $0.70.

The September 2025 Convertible Notes sets forth certain standard events of default (each such event, an “Event of Default”), upon the occurrence of which the Company is required to deliver written notice to the Investor within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Investor’s receipt of an Event of Default Notice, and (b) the Investor becoming aware of an Event of Default, the Investor may require the Company to redeem all or any portion of the Note. Upon an Event of Default, the Note shall bear interest at a rate of the sum of (x) the applicable Interest Rate in effect for such determination and (y) 8.0% per annum.

The $2.0 million of aggregate principal received from the issuance of the September 2025 Convertible Notes was initially allocated to the aggregate issuance date fair value of the embedded derivatives and the warrants issued in connection with the issuance of the September 2025 Convertible Notes (see Note 13. Fair Value Measurements for more information), original issue discount and the remainder of the proceeds from the issuance of the September 2025 Convertible Notes was allocated to the convertible notes, resulting in a debt discount of $1.0 million. In addition, the Company incurred $0.07 million of debt issuance costs. The Company has recorded the debt discount and debt issuance costs as a direct reduction to the face value of the September 2025 Convertible Notes and will amortize these amounts over the life of September 2025 Convertible Notes as a component of interest expense on the condensed consolidated statement of operations. The September 2025 Convertible Notes will remain on the consolidated balance sheet at amortized cost.

The carrying value of the September 2025 Convertible Notes is as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Principal and interest	$2,008	$—
Unamortized debt discount	(962)	—
Unamortized issuance costs	(65)	—
Aggregate carrying value	$981	$—

Interest expense recognized on the September 2025 Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$8	$—	$8	$—
Amortization of debt discount	33	—	33	—
Amortization of debt issuance costs	2	—	2	—
Total	$43	$—	$43	$—

Scheduled maturities on the Company's outstanding indebtedness as of September 30, 2025 is as follows:

Fiscal Years Ending December 31,
(in thousands)
2025 (remaining)	$7,748
2026	35,542
2027	2,406
2028	733
Total	$46,429

12. Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2024 to September 30, 2025:

	Outstanding as of				Outstanding as of
	December 31, 2024	Issued	Exercised	Canceled	September 30, 2025
November 2023 Bridge Warrants	—	—	—	—	—
February 2024 Warrants	75	—	—	—	75
Woodway February 2024 Warrants	20	—	—	—	20
Registered Direct Placement Agent Warrants	11	—	—	—	11
Registered Direct Offering Warrants	142	—	—	—	142
Best Efforts Offering A-1 Warrants	2,837	—	—	—	2,837
Best Efforts Offering A-2 Warrants	2,837	—	—	—	2,837
Best Efforts Placement Agent Warrants	213	—	—	—	213
January 2025 Warrants	—	67,427	(18,450)	—	48,977
January 2025 Class A Incremental Warrants	—	269,710	(192,740)	—	76,970
January 2025 Class B Incremental Warrants	—	414,938	—	(45,122)	369,816
March 2025 Warrants	—	82,988	—	—	82,988
Woodway May 2025 Warrants	—	40,000	—	—	40,000
July 2025 Warrants	—	304,428	—	—	304,428
August 2025 Warrants	—	31,061	—	—	31,061
September 2025 Warrants	—	285,714	—	—	285,714
Total Warrants	6,135	1,496,266	(211,190)	(45,122)	1,246,089

The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings.

November 2023 Bridge Warrants

In connection with the November Bridge Notes issued in November 2023, the Company entered into a warrant agreement whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants have been issued as of September 30, 2025. The warrant agreement expires in May 2029.

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

January 2025 Warrants

On January 28, 2025, the Company issued warrants to purchase 67,427 shares of common stock. The warrants are exercisable for shares of common stock at a price of $9.457 per share. The warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock. On July 7, 2025, the Company entered into an inducement offer letter agreement and agreed to exercise part of the January 2025 Warrants of 18,450 shares at an exercise price of $5.42 per share.

January 2025 Class A Incremental Warrants

On January 28, 2025, the Company issued 269,710 Class A incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $13.0 million. On March 11, 2025 the Investor elected to exercise 82,988 Class A Incremental Warrants to purchase Class A Incremental Notes of $4.0 million. On July 25, 2025, the Investor elected to exercise 62,241 Class A Incremental Warrants to purchase Class A Incremental Notes of $3.0 million. On August 26, 2025, the Investor elected to exercise 6,017 Class A Incremental Warrants to purchase Class A Incremental Notes of $0.3 million. On September 18, 2025, the Investor elected to exercise 41,494 Class A Incremental Warrants to purchase Class A Incremental Notes of $2.0 million. The Incremental Warrants are exercisable during the period commencing January 28, 2025 and ending on the two year anniversary of the effectiveness of the Registration Statement at an exercise price of equal to 90% of the principal amount of the Incremental Notes issued to such purchaser, subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of Common Stock and the like. The Incremental Warrants contain call options that allow the Company to repurchase the incremental warrants if certain conditions are present.

January 2025 Class B Incremental Warrants

On January 28, 2025, the Company issued 414,938 Class B incremental warrants to purchase senior secured convertible notes in the aggregate principal amount of $20.0 million. On September 26, 2025, the Investor elected to cancel 45,122 Class B Incremental Warrants to acquire September Exchange Notes of $2.2 million. The Incremental Warrants are exercisable during the period commencing January 28, 2025 and ending on the two year anniversary of the effectiveness of the Registration Statement at an exercise price of equal to 90% of the principal amount of the Incremental Notes issued to such purchaser, subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of Common Stock and the like. The Incremental Warrants contain call options that allow the Company to repurchase the incremental warrants if certain conditions are present.

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

July 2025 Warrants

On July 25, 2025, the Company issued warrants to purchase 304,428 shares of common stock. The warrants are exercisable for shares of common stock at a price of $12.46 per share. The warrants may be exercised during the period commencing July 25, 2025 and ending July 25, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

August 2025 Warrants

On August 26, 2025, the Company issued warrants to purchase 31,061 shares of common stock. The warrants are exercisable for shares of common stock at a price of $7.89 per share. The warrants may be exercised during the period commencing August 26, 2025 and ending August 26, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

September 2025 Warrants

On September 18, 2025, the Company issued warrants to purchase 285,714 shares of common stock. The warrants are exercisable for shares of common stock at a price of $5.916 per share. The warrants may be exercised during the period commencing September 18, 2025 and ending September 18, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

13. Fair Value Measurements

The Company’s financial instruments consist of derivatives, convertible notes held at fair value, and warrants.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)			(in thousands)
Assets
Cash and cash equivalents	$845	$—	$—	$138	$—	$—
Derivatives	—	—	111	—	—	—
Digital assets	36,770	—	—	—	—	—
Total	$37,615	$—	$111	$138	$—	$—
Liabilities
Derivatives	$—	$—	$1,050	$—	$—	$73
Convertible Notes	—	—	32,346	—	—	2,557
Warrants	—	—	1,084	—	—	4
Total	$—	$—	$34,480	$—	$—	$2,634

During the nine months ended September 30, 2025, there were no transfers between Level 1 and Level 2, nor into and out of Level 3. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Digital assets

In June 2025, the Company invested in digital assets to diversify its treasury investment strategy. Under ASC 350-60, the Company’s digital assets are measured at fair value based on quoted prices on active exchanges, and are therefore categorized as Level 1 investments in the fair value hierarchy. The Company recognizes changes in the fair value of its digital assets as gains or losses in Change in fair value of digital assets on the Company's condensed consolidated statements of operations during the period in which they occur. For the three and nine months ended September 30, 2025, the Company recognized a $10.6 million and $10.5 million loss, respectively, related to the change in fair value in its digital assets holding.

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2025.

Derivatives

(in thousands)	Loss Restoration Derivative	January 2025 Derivative	March 2025 Derivative	July 2025 Derivative	August 2025 Derivative	September 2025 Derivative	Wattbike FX Contract Derivative	Total Derivative Liabilities	Total Derivative Assets

Fair value at December 31, 2024	$73	$—	$—	$—	$—	$—	$—	$73	$—
Issuance of derivatives	—	963	1,141	1,488	88	371	—	4,051	—
Derivative settlement	(3,889)	—	—	—	—	—	—	(3,889)	—
Change in estimated fair value of derivatives	3,816	(963)	(1,141)	(887)	(22)	(21)	(92)	690	111
Acquisition	—	—	—	—	—	—	125	125	—
Fair value at September 30, 2025	$—	$—	$—	$601	$66	$350	$33	$1,050	$111

The Company recorded the derivatives as a derivative asset or liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. For the outstanding derivatives as of September 30, 2025 and December 31, 2024, the fair value of the derivatives were determined using a Monte Carlo simulation. The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate.

The following table outlines the key inputs for the Monte Carlo Simulation models:

	September 30,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.6% - 3.7%	4.2%
Weighted-average expected term (in years)	0.25 - 2.90	1.00
Weighted-average expected volatility	95.0% - 132.9%	111.7%
Expected dividend yield	0.0% - 15.0%	0.0% - 15.0%

Convertible Notes

February 2024 Convertible Notes

The Company entered into a convertible note arrangement in February 2024. The amendment in November 2024 to the Note represented the addition of a substantive conversion feature and as a result was accounted for as a debt extinguishment. Subsequently, the remaining unamortized discount was written off. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes was determined using a discounted cash flow analysis at a discount rate of 30.0% and 16.3% as of September 30, 2025 and December 31, 2024, respectively.

February 2024
(in thousands)	Convertible Notes
Fair value at December 31, 2024	$2,557
Cash paid for interest	(88)
Conversion to common stock	(1,212)
Change in estimated fair value of convertible notes	222
Fair value at September 30, 2025	$1,479

January 2025 Exchange Notes

On February 4, 2025, the Company and the Exchange Agreement Investor entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the Exchange Agreement Investor exchanged the Former Principal Stockholder Notes for five new secured promissory notes of the Company secured by the Company’s assets (the “January 2025 Exchange Notes”). The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a gain on extinguishment included in condensed consolidated statement of stockholders' equity. The Company elected the fair value option for the January 2025 Exchange Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the January 2025 Exchange Notes was determined using a discounted cash flow analysis at a discount rate of 16.3% on February 4, 2025. The January 2025 Exchange Notes, in the aggregate principal amount of $5.4 million were fully converted into 264,288 shares of Common Stock in February 2025.

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	$5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at September 30, 2025	$—

June 2025 Convertible Exchangeable Notes

The Company entered into senior secured convertible notes in June 2025. The Company elected the fair value option for the June 2025 Convertible Exchangeable Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the June 2025 Convertible Exchangeable Notes was determined using a discounted cash flow analysis at a discount rate of 3.82% upon issuance and 3.63% as of September 30, 2025.

June 2025
Convertible
(in thousands)	Exchangeable Notes
Fair value at June 13, 2025	$50,000
Change in estimated fair value of convertible notes	(19,133)
Fair value at September 30, 2025	$30,867

Warrants

(in thousands)	2023 Common Warrants (1)	2024 Common Warrants (2)	2025 Common Warrants (3)	2025 Incremental Warrants (4)	Total Warrants
Fair value at December 31, 2024	$—	$4	$—	$—	$4
Issuance of warrants	—	—	2,828	—	2,828
Change in estimated fair value of warrants	—	(4)	(1,744)	—	(1,748)
Fair value at September 30, 2025	$—	$—	$1,084	$—	$1,084

(1) Includes November 2023 Warrants. The fair value of the warrants were determined using a Monte Carlo Simulation.

(2) Includes February 2024 Warrants, Woodway February 2024 Warrants, Registered Direct Placement Agent Warrants, Registered Direct Offering Warrants, Best Efforts Offering A-1 Warrants, Best Efforts Offering A-2 Warrants, Best Efforts Placement Agent Warrants. The fair value of the warrants was determined using a Black-Scholes-Merton model.

(3) Includes January 2025 Warrants, March 2025 Warrants, Woodway May 2025 Warrants, July 2025 Warrants, August 2025 Warrants and September 2025 Warrants. The fair value of the warrants were determined using a Black-Scholes-Merton model.

(4) Includes January 2025 Class A Incremental Warrants and January 2025 Class B Incremental Warrants. The fair value of the warrants was determined using a Monte Carlo Simulation.

For the outstanding warrants as September 30, 2025 and December 31, 2024, the Company determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate.

The following table outlines the key inputs for the Black-Scholes option-pricing models:

	September 30,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.7% - 4.2%	4.2% - 4.6%
Weighted-average expected term (in years)	0.26 - 9.78	1.02 - 9.27
Weighted-average expected volatility	150.0%	66.6% - 116.7%
Expected dividend yield	—%	—%

The following table outlines the key inputs for the Monte Carlo Simulation models:

	September 30,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.6% - 3.7%	4.4%
Weighted-average expected term (in years)	2.82 - 3.66	4.42
Weighted-average expected volatility	95.0% - 150.0%	81.2%
Expected dividend yield	—%	—%

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

As of September 30, 2025, the weighted average discount rate for operating leases was 6.24% and the weighted average remaining lease term for operating leases was 2.7 years, respectively. As of December 31, 2024, the weighted average discount rate for operating leases was 6.89% and the weighted average remaining lease term for operating leases was 2.3 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s condensed consolidated balance sheets. The components of lease expense and other information for three months ended September 30, 2025 and 2024 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease costs	$83	$88	$249	$235
Variable lease costs	31	33	100	46
Short-term lease costs	—	10	20	31
Total lease costs	114	131	369	312
Other information:
Cash paid for amounts included in the measurement of operating lease liability	$114	$121	$349	$281

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2025 (remaining)	61
2026	145
2027	145
2028	63
2029	—
Thereafter	—
Total future minimum lease payments	414
Less: imputed interest	(28)
Present value of operating lease liability	$386

Less: current portion of lease liability	198
Non-current portion of lease liability	188
Present value of operating lease liability	$386

15. Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative FORME net sales up to $5.0 million and 1% of cumulative FORME net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of September 30, 2025. The Company recorded royalty expense of approximately $0.005 million for the three months ended September 30, 2025 and 2024, and approximately $0.02 million and $0.02 million for the nine months ended September 30, 2025 and 2024, respectively.

Legal Proceedings

On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR, Inc. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR, Inc. (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR, Inc. and DK City. On June 25, 2024, CLMBR, Inc. and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company is required to make certain payments to DK City, CLMBR Inc. and the Company will be released from liability, and the Petition will be voluntarily dismissed without prejudice. Total remaining payments as of September 30, 2025 of $2.0 million are all due within one year from September 30, 2025 and are included in Accrued Expenses and other current liabilities in the condensed consolidated balance sheet. The Company is in default per the agreement as a result of not following the payment plan.

On or about February 20, 2025, the Company was sued in the Superior Court of Massachusetts, Suffolk County, by one of its former financial services consultants (“the Plaintiff”), alleging a breach of an agreement between the parties for financial services Plaintiff allegedly provided to the Company. The dispute was fully and amicably resolved and on June 12, 2025, the parties filed a joint stipulation of dismissal with prejudice and settlement amount was $2.2 million. The current portion of the total remaining payments as of September 30, 2025 of $0.3 million is included in accrued expenses and other current liabilities and the non-current portion of $1.9 million is included in other long term liabilities in the condensed consolidated balance sheet.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Stockholders’ Equity (Deficit)

Common Stock

The Company’s authorized common stock consisted of 900,000,000 shares at $0.0001 par value, as of September 30, 2025 and December 31, 2024. The issued and outstanding common stock was 2,079,510 shares and 140,210 shares as of September 30, 2025 and December 31, 2024, respectively.

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

In July 2025, 33 shares were retired as a result of fractional shares from the 1-for-10 reverse stock split.

In August 2025, the Company issued 60,000 shares of common stock upon conversion of $0.3 million of debt.

From July 2025 to September 2025, the Company issued 592,049 shares of common stock upon conversion of $3.2 million of convertible notes.

In July 2025, the Company entered into an inducement offer letter agreement and agreed to exercise part of the January 2025 Warrants for 18,450 shares at an exercise price of $5.42 per share.

Preferred Stock

In January 2024, the Board authorized the proposed issuance of shares of non-voting Series A and Series B convertible preferred stock. The Company's authorized preferred stock consists of 200,000,000 shares at $0.0001 par value as of December 31, 2024. The Series A Certificate designated 5,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. In September 2024, our board authorized the proposed issuance of shares of non-voting Series C convertible preferred stock. The Series C Certificate designated 5,000,000 shares of the Company’s preferred stock as Series C Preferred Stock. The remaining unissued shares of our authorized preferred stock are undesignated. On April 18, 2024, the Series A Certificate was amended increasing designated shares from 5,000,000 to 7,000,000. On June 28, 2024 the Series A Certificate was amended increasing designated shares from 7,000,000 to 10,000,000. In June 2025, the Board authorized the proposed issuance of shares of non-voting Series LTI convertible preferred stock. The Series LTI Convertible Preferred Stock Certificate of Designation designated 5,000,000 shares of the Company’s preferred stock as Series LTI Convertible Preferred Stock. On June 26, 2025, the Board approved the Certificate of Designations of Series E Convertible Preferred Stock. The Series E Certificate designated 1,300,000 shares of the Company’s authorized preferred stock as Series E Convertible Preferred Stock.

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

On January 23, 2025 the Board declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 112,334 shares of Series A Preferred Stock. The Company issued 112,334 Dividend Shares on January 23, 2025.

On April 17, 2025 the Board declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 81,464 shares of Series A Preferred Stock. The Company issued 81,464 Dividend Shares on April 17, 2025.

On June 2, 2025 the Board declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 47,332 shares of Series A Preferred Stock. The Company issued 47,332 Dividend Shares on June 3, 2025.

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series A Preferred Stock in cash therefore the Company classified the Series A Preferred Stock as permanent equity as of September 30, 2025.

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

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series C Preferred Stock in cash therefore the Company classified the Series C Preferred Stock as permanent equity as of September 30, 2025.

On January 23, 2025, the Board declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 126,515 shares of Series C Preferred Stock. The Company issued 126,515 Dividend Shares on January 23, 2025.

On April 17, 2025, the Board declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 46,727 shares of Series C Preferred Stock. The Company issued 46,727 Dividend Shares on April 17, 2025.

On June 2, 2025, the Board declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 21,584 shares of Series C Preferred Stock. The Company issued 21,584 Dividend Shares on June 3, 2025.

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

All of the 1.3 million designated shares of Series E Preferred Stock were issued on July 1, 2025 in connection with the closing of the acquisition of Wattbike (Holdings) Limited (see FN. 24 Subsequent Events).

17. Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$67	$1,206	$1,139	$3,527
Sales and marketing	-	2	-	(5)
General and administrative	334	1,949	4,155	5,926
Total	$401	$3,157	$5,294	$9,448

For the three and nine months ended September 30, 2025 and 2024, $0.1 million and $0.0 million and $0.5 million and $0.2 million of stock-based compensation was capitalized as software costs, respectively.

During the nine months ended September 30, 2025, the Company did not grant any shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	80	$101,540.30	8.3	$—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(1)	20,514.00
Outstanding as of September 30, 2025	79	$10,160.08	7.8	$—
Options exercisable as of September 30, 2025	45	$48,800.35	7.7	$—
Options unvested as of September 30, 2025	40	$175,778.88	7.9	$—

The aggregate intrinsic value of options outstanding, exercisable and unvested were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock, as of September 30, 2025.

For the three months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $0.4 million and $3.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $5.3 million and $9.6 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had $1.0 million and $4.4 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.4 years and 0.7 years, respectively.

The Company recognized stock compensation expense of $0.0 million and $2.4 million for the three and nine months ended September 30, 2025, respectively, related to the LTI Preferred Stock Grants (See. FN. 10 Accrued Expenses and Other Current Liabilities).

18. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For nine months ended September 30, 2025, Woodway our exclusive distributor represents 33% of the Company’s total revenue. For the nine months ended September 30, 2024, there were no customers representing greater than 10% of the Company’s total revenue.

At September 30, 2025, one customer had an accounts receivable balance greater than 10% of accounts receivable, representing 51% of accounts receivable in the aggregate. At December 31, 2024, one customer had an accounts receivable balance greater than 10% of accounts receivable, representing 96% of accounts receivable in the aggregate.

The Company had two vendors representing greater than 10% of total finished goods for the nine months ended September 30, 2025. The Company had no vendors representing greater than 10% of total finished goods for the nine months ended September 30, 2024.

19. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. During the nine months ended September 30, 2025 and 2024, the Company did not make any contributions to the plan.

The Company contributes up to 5% of an employee’s salary into personal pension funds held by individual employees under the laws of the United Kingdom. These personal pension funds are the responsibility of the individual employees. The Company contributed $0.03 million and $0.0 million to employee pension funds for nine months ended September 30, 2025 and 2024, respectively.

20. Loss Per Share

The computation of loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(5,231)	$(7,141)	$(14,012)	$(29,172)
Net loss attributable to common stockholders	$(5,231)	$(7,141)	$(14,012)	$(29,172)
Denominator:
Weighted average common stock outstanding - basic and diluted	1,682,660	4,653	1,033,174	1,916
Net loss per share attributable to common stockholders - basic and diluted	$(3.11)	$(1,534.56)	$(13.56)	$(15,222.49)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	September 30,
	2025	2024
Warrants to purchase common stock	799,303	6,134
Series A Preferred Stock conversion to common stock	2,493,437	7,615
Series B Preferred Stock conversion to common stock	25	91
Series C Preferred Stock conversion to common stock	86,516	5,722
Series LTI Preferred Stock conversion to common stock	235,849	—
Stock options to purchase common stock	79	81
Total	3,615,209	19,644

21. Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Principal Stockholder Promissory Notes

On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes of $5.4 million to an accredited investor that is managed by an ATW Partners related entity (the “Exchange Agreement Investor”) and the outstanding principal balance is $0 million as of September 30, 2025. See Note 11 for further information.

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company.

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of September 30, 2025 and December 31, 2024 was $0.0 million and $2.8 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of September 30, 2025 and December 31, 2024 was $0.0 million and $1.5 million, respectively.
•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of September 30, 2025 and December 31, 2024 was $0.0 million and $0.3 million, respectively.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of September 30, 2025 and December 31, 2024 was $0.0 million and $0.4 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of September 30, 2025 and December 31, 2024 was $0.0 million and $0.4 million, respectively.

As of December 31, 2024, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the condensed consolidated balance sheet for a total of $5.3 million, including accrued interest and default interest of $1.8 million. Interest expense, including default interest, recorded in the condensed consolidated statement of operations was $0.0 million and $0.03 million and $0.03 million and $0.2 million for the three and nine months ended September 30, 2025 and 2024, respectively.

Loan payable included the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Principal stockholder promissory notes	—	5,348
Total principal stockholder and related party promissory notes	$—	$5,348

Other Related Party Transactions

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net FORME fitness product sales up to $5.0 million and 1% of cumulative net FORME fitness product sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of September 30, 2025. As of September 30, 2025 the Company has accrued $0.2 million in royalty payments. The Company recorded royalty expense of $0.005 million and $0.005 million three months ended September 30, 2025 and 2024, respectively, and $0.02 million and $0.02 million for the nine months ended September 30, 2025 and 2024, respectively.

22. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure Of Cash Flow Information:
Cash paid for Interest	—	1,054
Non-Cash Investing and Financing Information:
Property & equipment in accounts payable	18	18
Inventories in accounts payable and accrued expenses	197	—
Issuance of common stock and series B preferred stock for the acquisition of business	—	3,969
Issuance and offering costs in accounts payable and accrued expenses	52	69
Issuance of preferred stock through conversion of debt	—	15,170
Conversion of convertible notes into common stock	—	1,949
Gain on extinguishment of debt with related party	279	—
Issuance of series E preferred stock for the acquisition of business	2,600	—
Issuance of common stock upon conversion of convertible notes and debt	12,583	920
Issuance of Series C Preferred Stock upon settlement of loss restoration agreement	3,583	—
Issuance of common stock upon exercise of common warrants	73	—
Exercise and exchange of stock warrants	—	480
Issuance of warrants with convertible notes	2,828	—
Issuance of embedded derivatives with convertible notes	4,051	—
Series A Dividends Paid in Kind	483	—
Series C Dividends Paid in Kind	390	—
Non cash settlement of accounts payable and debt	—	750
Issuance of common stock in exchange for conversion of debt	253	—
Stock-based compensation capitalized in intangible asset and other assets	531	155

23. Acquisitions

Wattbike Acquisition

On July 1, 2025, Company completed the Wattbike Acquisition (see Note 1) for a total purchase price of approximately $4.0 million, consisting of (i) all of the issued and outstanding shares of Wattbike held by the Shareholders in exchange for £1.00, (ii) contingent consideration with a fair value of $0.2 million, (iii) 1,300,000 shares of the Company's non-voting Series E preferred stock with a fair value of $2.6 million, and (iv) effective settlement of certain preexisting relationships and bridge financing previously recorded as a loan receivable by the Company of $1.2 million (the "Wattbike Acquisition").

Consideration	(in thousands)
Series E preferred stock issued	$2,600
Effective settlement of preexisting relationships	750
Bridge financing	425
Fair value of earn-out consideration	241
Total	$4,016

The Wattbike Acquisition was a strategic acquisition intended to help accelerate the Company’s commercialization path and achieve immediate scale, resulting in a high growth, profitable platform that sells connected fitness equipment and digital fitness services across B2B and B2C channels.

The Wattbike Acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of July 1, 2025, with the remaining unallocated purchase price recorded as goodwill.

The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands)	As of July 1, 2025
Cash	$727
Accounts receivable	935
Inventories	3,013
Prepaid expenses	217
Other current assets	742
Property and equipment, net	365
Right-of-use-assets	190
Intangible assets, net	3,157
Accounts payable	(2,190)
Accrued expenses and other current liabilities	(2,408)
Derivative Liability	(132)
Operating lease liability, current portion	(126)
Deferred Liability	(256)
Loan payable	(2,075)
Operating lease liability, net of current portion	(67)
Total identifiable net assets acquired	2,092
Goodwill	1,924
Total identifiable net assets acquired and goodwill	$4,016

The changes in intangible assets for the three months ended September 30, 2025 was as follows:

(in thousands)	Wattbike
Balance at December 31, 2024	$—
Acquisitions and measurement period adjustments	3,157
Amortization	(113)
Translation adjustment	(65)
Balance at September 30, 2025	$2,979

The Company recorded a step-up in the fair value of inventory of approximately $0.1 million and is being amortized through Cost of Fitness product as the underlying product is sold.

The identified intangible assets of $3.2 million are comprised of (i) hardware developed technology of $1.0 million that has an estimated useful life of 7 years, (ii) software developed technology of $0.3 million that has an estimated useful life of 5 years, (iii) business-to-business subscription of $1.4 million that has an estimated useful life of 7 years, (iv) direct-to-customer subscription of $0.1 million having an estimated useful live of 3 years, and (v) trademarks and trade name of $0.4 million with an estimated useful life of 8 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. Estimated annual amortization expense related to these intangible assets for each of the next five fiscal years is included in Note 7.

Accrued Earn Out

As part of the Wattbike Acquisition, the Sellers are entitled to receive a contingent payment in the form of shares of Common Stock subject to the satisfaction of applicable milestones as described below.

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

The following unaudited pro forma summary presents condensed consolidated information of the Company, including Wattbike as if the acquisition had occurred as of January 1, 2024, the earliest year presented herein:

	Proforma		Proforma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$4,815	$6,541	$16,594	$15,078
Operating Loss	(6,033)	(9,165)	(19,174)	(27,916)
Net Loss	(5,231)	(8,625)	(16,558)	(33,297)
Net loss per share – basic and diluted	$(3.11)	$(1,853.46)	$(16.03)	$(17,375.11)
Weighted average common stock outstanding – basic and diluted	1,682,660	4,653	1,033,174	1,916

The unaudited pro forma consolidated results for the three month and nine month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Wattbike and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2024. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2024.

The following unaudited condensed consolidated results of operations for Wattbike included in the condensed consolidated statements of loss for the three and nine months ended September 30, 2025.

	Three Months Ended September 30,	Nine Months Ended September 30,

	2025	2025
Revenue	$4,411	$4,411
Operating Loss	(1,098)	(1,098)
Net Loss	(1,349)	(1,349)

CLMBR Acquisition

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

The following unaudited pro forma summary presents condensed consolidated information of the Company, including CLMBR as if the acquisition had occurred as of January 1, 2024, the earliest year presented herein:

	Proforma
	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
	(in thousands)
Revenue	$2,014	$3,107
Operating Loss	(7,754)	(25,268)
Net Loss	(7,141)	(29,386)
Net loss per share – basic and diluted	$(1,534.56)	$(15,334.16)
Weighted average common stock outstanding – basic and diluted	4,653	1,916

The unaudited pro forma consolidated results for the three and nine months ended September 30, 2024 were prepared using the acquisition method of accounting and are based on the historical financial information of CLMBR, Inc. and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2024. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2024. The following unaudited condensed consolidated results of operations included in the condensed consolidated statements of loss for the three and nine months ended September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Revenue	$1,801	$2,494
Operating Loss	24	(788)
Net Loss	(368)	(1,477)

24. Subsequent Events

Class A Incremental Warrant Exercise

On October 3, 2025, the Investor elected to exercise Class A Incremental Warrants to purchase Class A Incremental Notes for an aggregate principal amount of $1,000,000 and, as a result, was issued Class A Incremental Common Warrants to purchase an aggregate of 142,857 shares of Common Stock.

Conversion of June 2025 FET Notes

In October 2025, due to a decrease in FET price, the collateral value was less than 150% of the Backstop Amount (as defined in the Backstop Agreement), and on October 10, 2025, the Company received, pursuant to the Security and Pledge Agreement, a "Top Off" notice from one of the investors related to the decrease in collateral value. The Company requested, pursuant to the Backstop Agreement, that an entity affiliated with FET deposit additional FET to custodian accounts for the benefit of the Investors such that the collateral value would reach 200% of the specific investor's backstop amount of $18.9 million. The entity affiliated with FET did not deposit additional FET to the custodian accounts and on October 13, 2025, the specific investor sent a default notice due to the collateral deficiency. In accordance with the terms of the Master Netting Agreement, the specific investor proceeded to sell the Company's tokens and then a portion of the collateral tokens until it had generated approximately $18.9 million. This amount satisfied the $22.2 million principal and accrued interest of the June convertible exchangeable notes held by this investor as of September 30, 2025. An unsecured Remainder Note (as defined in the Master Netting Agreement) in the amount of $3.0 million was issued to the investor to account for the reduction in principal amount as a result of the Netting provisions.

Preferred Stock Dividends

Pursuant to the Certificate of Designations of Series C Preferred Stock, on October 6, 2025, the Board of Directors of the Company declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 68,927 shares of Series C Preferred Stock in the aggregate.

Pursuant to the Certificate of Designations of Series A Preferred Stock, on October 6, 2025, the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 128,189 shares of Series A Preferred Stock in the aggregate.

The Company issued the Series A Preferred Stock and Series C Preferred Stock dividend shares on October 7, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in Part I, Item 1. of this Form 10-Q, and together with our audited consolidated financial statements, the related notes thereto and other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (the "2024 10-K"). Historic results are not necessarily indicative of future results.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements include, but are not limited to, statements regarding:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit and operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses (including any components of the foregoing), and our ability to achieve and maintain future profitability;
•
our business model, growth strategy, and our ability to effectively manage our growth, the factors which may affect our performance and the potential impact thereof and the potential significance and indicators and impact of our key operational and business metrics;
•
anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•
our market opportunity, including potential or anticipated growth of the fitness and wellness industry, including the smart home gym and connected fitness sector of this industry;
•
market acceptance of our Connected Fitness hardware and services;
•
beliefs and objectives for future operations, products, and services;
•
our ability to maintain and increase sales of our CLMBR and FORME Studio equipment and recently acquired Wattbike fitness products, increase memberships to the CLMBR and Forme platform, and expand our product and service offerings;
•
our ability to attract and retain qualified trainers, including personal trainers, and to contract with fitness instructors and other content production personnel;
•
our expectations regarding potential changes to our membership or pricing models or to our products and services;
•
our plans to expand our commercial and corporate wellness customer base;
•
our ability to develop new content, features, equipment, and other services to integrate with or complement the CLMBR, FORME and Wattbike platforms and bring them to market in a timely manner;
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
•
our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally;
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

Overview

Interactive Strength Inc. is the parent company of three leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR, FORME and Wattbike. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. Wattbike is a UK-based indoor-performance bike business. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR, FORME and Wattbike offer unique fitness solutions for both the commercial and at-home markets.

Key milestones in our growth history include:

•
May 2017 – Interactive Strength Inc. founded
•
July 2021 – Commenced commercial delivery of FORME Studio (fitness mirror), our first connected fitness hardware product
•
July 2022 – Live 1:1 personal training service launched
•
August 2022 – Commenced commercial delivery of FORME Studio Lift (fitness mirror and cable-based digital resistance)
•
April 2023 – Interactive Strength went public on NASDAQ with ticker symbol "TRNR"
•
February 2024 – Acquired substantially all of the assets of CLMBR, Inc.
•
July 2025 - Acquired all of the outstanding equity interests of Wattbike Holdings Limited.

Our revenue is primarily generated from the sale of our connected fitness hardware products and associated recurring membership revenue. As we launched our first connected fitness hardware product in July 2021, we began generating revenue from sales of our products starting in the second half of 2021.

During the three and nine months ended September 30, 2025 and 2024, we generated total revenue of $4.8 million and $2.0 million and $7.4 million and $3.0 million, respectively, and incurred net losses of $(5.2) million and $(7.1) million and $(14.0) million and $(29.2) million, respectively. As we generated recurring net losses and negative operating cash flow since inception, we have funded our operations primarily with gross proceeds from the sales of our redeemable convertible preferred stock, the issuance of convertible notes, the issuance of promissory notes, and the issuance of common stock.

Business Model and Growth Strategy

Acquire complementary businesses that generate attractive synergies

We acquired CLMBR, Inc. in February 2024 and Wattbike (Holdings) Limited (“Wattbike”), a UK-based indoor-performance bike business, on July 1, 2025 and we believe that there are other compelling businesses to be acquired. We expect that we will be able to acquire revenue-generating businesses, which would generate higher earnings and cashflows through synergies with our existing business. Our team has significant experience with M&A transactions and we are one of the few companies in our industry with a public currency, which we believe makes us an attractive acquirer.

Leverage well established equipment distributors to scale in commercial channels

We have high value partnerships with distributors, including Woodway, to sell CLMBR, FORME and Wattbike products into a variety of commercial environments. These relationships allow us to leverage the sales knowledge, relationships and specialization of third parties to accelerate our sales initiatives. Importantly, this construct allows us to make the vast majority of our sales related expenses variable, as we typically pay commissions only when units are sold.

Expand into new geographies

We intend to expand the international reach of our product and service offerings. We are currently working with Sportstech Brands Holding GmbH, a direct-to-consumer fitness brand in Germany and across Europe, towards a possible acquisition or a partnership. We plan to continue to pursue disciplined international expansion by targeting countries with high fitness penetration and spend, as well as the presence of boutique fitness, and where we believe CLMBR, FORME and Wattbike’s value propositions will resonate.

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

Expand corporate wellness

We intend to expand our recently launched corporate wellness initiative. Historically, corporate wellness programs were generally one-size-fits-all solutions for employees, such as corporate gyms. The rise of the hybrid workforce has made robust corporate wellness both an imperative and a challenge for many companies. We believe our comprehensive product portfolio makes us a better fit for modern corporate wellness programs than many existing alternatives. Our solution enables employers to provide all of their employees with a coaching platform regardless of whether they work from home, in the office, or both. Our multi-pronged service offering also provides a new level of customization that can be adapted to employees at virtually all levels of tenure.

Digital Asset Treasury Strategy

On June 10, 2025, the Company and the Treasury Subsidiary sold and, on June 13, 2025, the closing date, issued, for $50 million, the June 2025 Convertible Exchangeable Notes which are both (a) convertible into shares of Common Stock and (b) exchangeable into the utility tokens and key medium of exchange on the Fetch.ai network (“FET”). As of September 30, 2025, the Company had used approximately $47.3 million of the proceeds from the sale of the June 2025 Convertible Exchangeable Notes to purchase FET. In addition, each investor in the transaction has the right to require the Company and the Treasury Subsidiary to issue additional senior secured convertible exchangeable notes, up to an aggregate principal amount of an additional $444.4 million. Asset appreciation of the FET could be a future source of income to the Company.

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
•
We derive a significant majority of our revenue from sales of our CLMBR, FORME Studio, FORME Studio Lift and Wattbike equipment and if sales of our CLMBR, FORME Studio, FORME Studio Lift and Wattbike equipment decline, it would materially and negatively affect our future revenue and results of operations.
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

We have experienced, and expect to continue to experience, some disruptions to parts of our supply chain, including procuring necessary components or parts in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components or parts of our fitness equipment, and has impacted, and could in the future impact, our ability to timely deliver our products to customers. These supply chain disruptions have not materially affected our business outlook and goals or our operating results, including our revenues or liquidity or capital resources, and we have not implemented any mitigation efforts to date as a result. However, we cannot predict the impact to us of any future or prolonged supply chain disruptions or any mitigation efforts we may take going forward. For example, as a result of these supply chain disruptions, we may be required to increase customer order lead times and place some products on allocation. In addition, we may consider additional or alternative third-party manufacturing and logistics providers or suppliers. Such mitigation efforts may result in cost increases and any attempts to offset such increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Further, if we were to elect to transition or add manufacturing or logistics providers or suppliers, it may result in temporary or additional delays in product delivery or risks related to consistent product quality or reliability. This in turn may limit our ability to fulfill customer orders and we may be unable to satisfy all of the demand for our products. We may in the future also purchase components further in advance, which in return can result in less capital being allocated to other activities such as marketing and other business needs. We cannot quantify the impact of such disruptions at this time or predict the impact of any mitigation efforts we may take in response to supply chain disruptions on our business, financial condition, and results of operations.

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

Components of Our Operating Results

We generate revenue from sales of our connected fitness products, membership revenue, and personal training revenue. We identify our reportable segment based on the information used by management to monitor performance and make operating decisions. See Note 2 to our condensed consolidated financial statements included elsewhere in this report for additional information regarding our reportable segment.

Revenue

Connected Fitness Products

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 95%, 88%, 80% and 64% of total revenue for the three and nine months ended September 30, 2025 and 2024, respectively.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 3%, 7%, 11% and 20% of total revenue for the three and nine months ended September 30, 2025 and 2024, respectively.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 2%, 5%, 9% and 16% of total revenue for the three and nine months ended September 30, 2025 and 2024, respectively.

Cost of Revenue

Connected Fitness Products

Connected Fitness Product cost of revenue consists of CLMBR, Studio, Studio Lift, Wattbike and accessories product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management and facilities expenses associated with supply chain logistics.

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

Sales and Marketing

Sales and marketing expense consists of performance marketing media spend, asset creation, and other brand creative expenses, all showroom expenses and related lease payments and sales and marketing personnel-related expenses.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue:	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Fitness product revenue	$4,553	$1,617	$2,936	182%	$6,541	$1,927	$4,614	239%
Membership revenue	149	224	(75)	(33%)	489	586	(97)	(17%)
Training revenue	113	173	(60)	(35%)	361	484	(123)	(25%)
Total revenue	4,815	2,014	2,801	139%	7,391	2,997	4,394	147%
Cost of revenue:
Cost of fitness product revenue (2)	(3,311)	(1,349)	(1,962)	145%	(4,925)	(2,075)	(2,850)	137%
Cost of membership (2)	(360)	(768)	408	(53%)	(1,202)	(2,768)	1,566	(57%)
Cost of training	(319)	(185)	(134)	72%	(935)	(522)	(413)	79%
Total cost of revenue	(3,990)	(2,302)	(1,688)	73%	(7,062)	(5,365)	(1,697)	32%
Gross loss	825	(288)	1,113	(386%)	329	(2,368)	2,697	(114%)
Operating expenses:
Research and development (1)	404	2,212	(1,808)	(82%)	2,453	6,708	(4,255)	(63%)
Sales and marketing (1) (2)	460	194	266	137%	921	562	359	64%
General and administrative (1) (2)	5,994	5,060	934	18%	15,120	15,438	(318)	(2%)
Total operating expenses	6,858	7,466	(608)	(8%)	18,494	22,708	(4,214)	(19%)
Loss from operations	(6,033)	(7,754)	1,721	(22%)	(18,165)	(25,076)	6,911	(28%)
Other income (expense), net:
Other income (expense), net:	(56)	256	(312)	(122%)	(1,094)	(506)	(588)	116%
Interest expense	(4,017)	(1,831)	(2,186)	119%	(10,271)	(6,750)	(3,521)	52%
Interest income	675	—	675	100%	1,062	—	1,062	100%
Loss on issuance of warrants	—	(4,780)	4,780	-	—	(5,551)	5,551	(100%)
Gain (loss) upon extinguishment of debt and accounts payable	687	110	577	525%	5,146	(1,622)	6,768	(417%)
Change in fair value of convertible notes	11,993	—	11,993	100%	18,621	(316)	18,937	(5,993%)
Change in fair value of earn out	—	—	—	-	—	1,300	(1,300)	(100%)
Change in fair value of derivatives	1,370	956	414	43%	(579)	201	(780)	(388%)
Change in fair value of digital assets	(10,605)	—	(10,605)	(100%)	(10,480)	—	(10,480)	(100%)
Change in fair value of warrants	755	5,902	(5,147)	(87%)	1,748	9,148	(7,400)	(81%)
Total other income (expense), net	802	613	189	31%	4,153	(4,096)	8,249	(201%)
Loss before provision for income taxes	(5,231)	(7,141)	1,910	(27%)	(14,012)	(29,172)	15,160	(52%)
Income tax benefit (expense)	—	—	—	-	—	—	—	-
Net loss	$(5,231)	$(7,141)	$1,910	(27%)	$(14,012)	$(29,172)	$15,160	(52%)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Research and development	$67	$1,206	$(1,139)	(94%)	$1,139	$3,527	$(2,388)	(68%)
Sales and marketing	—	2	(2)	(100%)	—	(5)	5	(100%)
General and administrative	334	1,949	(1,615)	(83%)	4,155	5,926	(1,771)	(30%)
Total stock-based compensation expense	$401	$3,157	$(2,756)	(87%)	$5,294	$9,448	$(4,154)	(44%)

For the three and nine months ended September 30, 2025 and 2024, $0.1 million and $- million and $0.5 million and $0.2 million of stock-based compensation was capitalized as software costs, respectively.

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Cost of membership	$360	$769	$(409)	(53%)	$1,203	$2,761	$(1,558)	(56%)
Cost of fitness product revenue	178	62	116	187%	473	164	309	188%
General and administrative	78	422	(344)	(82%)	580	1,811	(1,231)	(68%)
Sales and marketing	197	139	58	42%	459	370	89	24%
Total depreciation and amortization expense	$813	$1,392	$(579)	(42%)	$2,715	$5,106	$(2,391)	(47%)

Comparison of the three and nine months ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,
	2025	2024	Amount	%	2025	2024	Amount	% Change
Revenue:	(in thousands)				(in thousands)
Fitness product	$4,553	$1,617	$2,936	182%	$6,541	$1,927	$4,614	239%
Membership	149	224	(75)	(33%)	489	586	(97)	(17%)
Training	113	173	(60)	(35%)	361	484	(123)	(25%)
Total revenue	4,815	2,014	2,801	139%	7,391	2,997	4,394	147%
Percentage of revenue
Fitness product	95%	80%			88%	64%
Membership	3%	11%			7%	20%
Training	2%	9%			5%	16%
Total	100%	100%			100%	100%

Fitness product revenue increased by $2.9 million, or 182%, and $4.6 million, or 239%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The increase in Fitness Product revenue was mainly the result of the acquisition of Wattbike on July 1, 2025.

Membership revenue decreased $0.1 million, or 33%, and $0.1 million, or 17%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The decrease is a result of the acquisition of the CLMBR business and the evolution of the FORME business where the Company is now primarily selling to commercial customers ("B2B") through Woodway.

Training revenue decreased $0.06 million, or 35%, and $0.1 million, or 25%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The decrease was a result of a decrease in Live 1:1 training sessions.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,
	2025	2024	Amount	%	2025	2024	Amount	% Change
Cost of Revenue:	(in thousands)				(in thousands)
Fitness product	$3,311	$1,349	$1,962	145%	$4,925	$2,075	$2,850	137%
Membership	360	768	(408)	(53%)	1,202	2,768	(1,566)	(57%)
Training	319	185	134	72%	935	522	413	79%
Total cost of revenue	3,990	2,302	1,688	73%	7,062	5,365	1,697	32%
Gross Profit (Loss):
Fitness product	1,242	268	974	363%	1,616	(148)	1,764	(1192%)
Membership	(211)	(544)	333	(61%)	(713)	(2,182)	1,469	(67%)
Training	(206)	(12)	(194)	1617%	(574)	(38)	(536)	1411%
Total gross profit (loss)	825	(288)	1,113	(386%)	329	(2,368)	2,697	(114%)
Gross Margin:
Fitness product	27%	17%			25%	(8%)
Membership	(142%)	(243%)			(146%)	(372%)
Training	(182%)	(7%)			(159%)	(8%)
Total	17%	(14%)			4%	(79%)

Fitness product cost of revenue increased by $2.0 million, or 145%, and $2.9 million, or 137%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The increase is mainly due cost of revenue associated with Wattbike, which was acquired on July 1, 2025.

Membership cost of revenue decreased by $0.4 million, or 53%, and $1.6 million, or 57% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The decrease is primarily related to the decrease in software amortization expense.

Training cost of revenue increased $0.1 million, or 72%, and $0.4 million, or 79%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. The increase is primarily attributable to the acquisition of CLMBR, Inc. with addition of in-training studio expenses including rent expense million

Our gross profit (loss) increased by $1.1 million or 386% and $2.7 million or 114% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, mainly due to the Wattbike acquisition.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Operating Expenses:	(in thousands)				(in thousands)
Research and development	$404	$2,212	$(1,808)	(82%)	$2,453	$6,708	$(4,255)	(63%)
Sales and marketing	460	194	266	137%	921	562	359	64%
General and administrative	5,994	5,060	934	18%	15,120	15,438	(318)	(2%)
Total operating expenses	6,858	7,466	$(608)	(8%)	$18,494	$22,708	$(4,214)	(19%)

Research and Development

Research and development expense decreased by $1.8 million, or 82%, and $4.3 million, or 63%, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively, primarily due to decreases in personnel-related costs of $0.2 million and $0.9 million, a decrease in stock-based compensation expense of $1.1 million and $2.4 million, and a decrease of $0.3 million and $0.9 million in software and subscriptions, respectively.

Sales and Marketing

Sales and marketing expense increased by approximately $0.3 million, or 137%, and $0.4 million, or 64%, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively, driven by increases in advertising expense $0.2 million and $0.2 million, respectively, and intangible amortization expense of $0.1 million and $0.1 million, respectively, both of which are attributable to the Wattbike acquisition.

General and Administrative

General and administrative expense increased by $0.9 million, or 18%, and decreased by $0.3 million, or 2%, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. The increase in expense for the third quarter of 2025 was mainly due to $2.3 million of expenses attributable to Wattbike in 2025 with no comparable amount for 2024, and an increase in consulting and professional fees of $0.3 million, partially offset by a decrease in stock-based compensation expense of $1.6 million. General and administrative expense for the nine months ended September 30, 2025 reflect the Wattbike expenses of $2.3 million and a charge to settle a vendor liability of $0.4 million, neither of which were present in 2024, offset by decreases in depreciation and amortization expense of $1.3 million and stock-based compensation expense of $1.8 million.

Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Other income (expense), net	(in thousands)				(in thousands)
Other (expense) income, net:	$(56)	$256	$(312)	(122%)	$(1,094)	$(506)	$(588)	116%
Interest expense	(4,017)	(1,831)	(2,186)	119%	(10,271)	(6,750)	(3,521)	52%
Interest income	675	—	675	100%	1,062	—	1,062	100%
Loss on issuance of warrants	—	(4,780)	4,780	0%	—	(5,551)	5,551	(100%)
Gain (loss) upon extinguishment of debt and accounts payable	687	110	577	525%	5,146	(1,622)	6,768	(417%)
Change in fair value of convertible notes	11,993	—	11,993	100%	18,621	(316)	18,937	(5993%)
Change in fair value of earn out	—	—	—	n/a	—	1,300	(1,300)	(100%)
Change in fair value of derivatives	1,370	956	414	43%	(579)	201	(780)	(388%)
Change in fair value of digital assets	(10,605)	—	(10,605)	100%	(10,480)	—	(10,480)	100%
Change in fair value of warrants	755	5,902	(5,147)	(87%)	1,748	9,148	(7,400)	(81%)
Total other income (expense), net	$802	$613	$189	31%	$4,153	$(4,096)	$8,249	(201%)

Other Income (Expense), net

Other income (expense), net consists of unrealized currency gains and losses and issuance costs related to the June 2025 Convertible Exchangeable Notes for the three and nine months ended September 30, 2025 and fair value of warrants issued in connection with Registered Direct Offering for the three and nine months ended September 30, 2024.

Interest Expense

Interest expense increased $2.2 million and $3.5 million for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively. The increase in interest expense for the three months ended September 30, 2025 was mainly attributable to an increase of $3.0 million in interest and debt discount in connection with the January 2025, March 2025 and June 2025 convertible notes and $0.4 million of interest expense attributable to Wattbike, partially offset by a $1.3 decrease in interest from the February 2024 Treadway convertible note (see Note 11 to the condensed consolidated financial statements). The increase for the nine months ended September 30, 2025 was primarily attributable to an $8.1 million increase in interest and discount amortization related to the January 2025, March 2025 and June 2025 convertible notes and $0.4 million of interest expense attributable to Wattbike, partially offset by a decrease in interest expense from the February 2024 Treadway convertible note in the amount of $3.6 million and a $1.5 million decrease in interest on the December 2023 convertible note.

Interest Income

Interest income increased $0.7 million and $1.1 million for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, as a result of loan agreement entered into with Sportstech in January 2025.

Loss on issuance of warrants

During the three and nine months ended September 30, 2024, we recorded a loss related to the fair value of warrants issued in connection with several equity offerings undertaken by the Company, with no comparable amount for the three and nine months ended September 30, 2025.

Gain (loss) on extinguishment of debt and accounts payable

Gain (loss) on extinguishment of debt and accounts payable for the three and nine months ended September 30, 2025 was mainly the result of the conversion of convertible notes $0.7 million and $5.1 million, respectively. For the nine months ended September 30, 2024, we recorded a loss on the extinguishment of debt in the amount of $1.6 million, which was mainly due to the conversion of promissory notes issued in fiscal 2023 and 2024 into Series A Preferred Stock.

Change in Fair Value of Convertible Notes

We recorded gains on the change in fair value of convertible notes for the three and nine months ended September 30, 2025 of $12.0 million and $18.6 million due to the increase in fair value of these notes, with no comparable amount for the three and nine months ended September 30, 2024.

Change in Fair Value of Digital Assets

Change in fair value of digital assets consists of the subsequent remeasurement of the Company's digital assets acquired in June of 2025 measured at fair value based on quoted prices on active exchanges pursuant to ASC 350-60. For the three and nine months ended September 30, 2025, we recognized losses of $10.6 million and $10.5 million, respectively, related to the change in fair value.

Change in Fair Value of Derivatives

The gain on the change in fair value of derivatives for the three months ended September 30, 2025 and 2024 of $1.4 million and $1.0 million, respectively, reflect the decrease in the fair value of the Company's derivative instruments, which are primarily related to the issuance of convertible promissory notes and warrants, issued in connection with the issuance of debt. We recorded a loss of $0.6 million and a gain of $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, due to the changes in fair value of these derivatives.

Change in Fair Value of Warrants

The gain on the change in fair value of warrants for the three months ended September 30, 2025 and 2024 was $0.8 million and $5.9 million, respectively. For the nine months ended September 30, 2025 and 2024 the gain was $1.7 million and $9.1 million, respectively.

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

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $18.2 million and used net cash in its operations of $8.2 million during the nine months ended September 30, 2025, and had an accumulated deficit of $217.2 million as of September 30, 2025.
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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $0.6 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital.
•
A potential source of non-dilutive funding resides in our investment in digital assets, subject to market conditions. Based on quoted market prices, the market value of our ownership in digital assets was $36.8 million as of September 30, 2025.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance that the Company will be able to secure additional outside capital or on acceptable terms.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As disclosed in Notes 11 and 21, the Company had total outstanding debt, including convertible notes, of approximately $46.4 million as of the issuance date, of which approximately $12.4 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of its debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify their repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.
•
In the past, the Company has been unable to remain in compliance with certain qualifications required by the Nasdaq Capital Markets in order for the Company’s common stock to remain listed on the Nasdaq. These requirements include a minimum stockholders’ equity balance of $2.5 million, a minimum of 500,000 publicly held shares, and a minimum trading price of $1.00 per share for a sustained period of time (collectively the “Rules”). The Company has received two notices from the Listing Qualifications staff of the Nasdaq (the “Staff”) with respect to the Company’s noncompliance with these requirements, as follows:
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
•
As of September 30, 2025 and through the issuance date, the Company was in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules over the next twelve months beyond the issuance date and, if compliance is not maintained, that the Staff will not require the Company’s securities to be delisted from the Nasdaq. If a delisting occurs, the Company will be faced with a number of material adverse consequences, including limited availability of market quotations for its common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for the Company’s stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with the Company.

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

Cash Flows

Comparison of the nine months ended September 30, 2025 and 2024

(in thousands)	2025	2024
Net cash used in operating activities	$(8,161)	$(8,909)
Net cash used in investing activities	(53,490)	(1,407)
Net cash provided by financing activities	62,248	12,947
Effect of exchange rate on cash	110	(362)
Net Change In Cash and Cash Equivalents and Restricted Cash	$707	$2,269

Operating Activities

Net cash used in operating activities was $8.2 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively, as the higher net loss, net of non-cash items, in 2025 was partially offset by a lower increase in accounts receivable. The following table represents the components of cash used in operating activities:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net loss	$(14,012)	$(29,172)
Non-cash expenses, gains and losses (a)	3,742	20,073
Changes in accounts receivable	(37)	(1,134)
Changes in inventory	938	684
Changes in accounts payable, accrued expenses and other current liabilities	1,430	859
Other, net	(222)	(219)
Total cash used in operations	$(8,161)	$(8,909)

(a) - includes depreciation and amortization, stock-based compensation, non-cash interest expense and gains and losses on changes in fair value of the Company's financial instruments.

Investing Activities

Net cash used in investing activities of $53.5 million for the nine months ended September 30, 2025 was comprised of the acquisitions of digital assets of $47.3 million, software and content of $0.7 million, cash used for the acquisition of Wattbike of $0.4 million, and to the loan with Sportstech of $5.0 million.

Net cash used in investing activities of $1.4 million for the nine months ended September 30, 2024 related to the acquisition of CLMBR, Inc. net of cash acquired.

Financing Activities

Net cash provided by financing activities of $62.2 million for the nine months ended September 30, 2025 was primarily from proceeds from the issuance of convertible notes and exercise of incremental warrants of $60.2 million, net of issuance and offering costs, proceeds from issuance of promissory notes of $2.0 million, and At the Market Offering proceeds of $1.6 million.

Net cash provided by financing activities of $12.9 million for the nine months ended September 30, 2024 was primarily from the issuance of convertible notes of $4.8 million, proceeds from loans and related party loans of $1.9 million, proceeds from issuance of common stock from equity line of credit $0.4 million, proceeds from common stock offerings net of issuance and offering costs of $4.4 million and At the Market Offering proceeds of $4.0 million, partially offset by the payment of loans and related party loans and interest of $2.5 million.

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

In 2022, the sale of the shares of common stock to several employees was completed in the form of issuances of Secured Partial Recourse Promissory Notes (the “Note(s)”) by the respective employees to the Company.

The Notes were in the aggregate amount of $154,875 and 2 shares as of September 30, 2025 and December 31, 2024. The Notes are secured by a pledge of collateral, representing the shares of stock sold. Interest is charged at the mid-term Applicable Federal Rate as of the date of the Note and compounded annually. Per the terms of the Notes, 51% of the initial amounts of the outstanding principal balances plus any accrued and unpaid interest represent a full recourse note, and 49% of the initial amounts represent a nonrecourse note. The Company analyzed the terms of the Notes and concluded that the recourse portion of the notes are nonrecourse in nature as the Company does not have intention to seek repayment beyond the shares issued despite the recourse legal terms, and thus will be treated the same as the nonrecourse portion of the Notes. All Notes are outstanding as of September 30, 2025, and are not recorded on the condensed consolidated balance sheet.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those noted below.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Form 10-K and in Note 2. to our consolidated financial statements included in our Form 10-K. As disclosed in Note 2 to our consolidated financial statements included in the 2024 Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report, there were no material changes to our critical accounting policies from those discussed in our Form 10-K other than those disclosed in Note 2. of this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending September 30, 2025. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the nine months ended September 30, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2025, because of the material weaknesses described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management concluded that material weaknesses existed as of the nine months ended September 30, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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
o
The Company failed to design and implement adequate internal controls over the recording of stock-based compensation expense, including a precise review and procedures to ensure the proper accounting for stock-based compensation expense, and the recording of that expense completely and accurately in the appropriate period.
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

Remediation Plan and Status

We are committed to remediating the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be fully implemented in the first half of our 2026 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the nine months ended September 30, 2025 or the nine months ended September 30, 2024, as we expect to implement new software in 2026. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

For information regarding legal proceedings please refer to Note 15, Commitments and Contingencies, in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. From time to time, we are involved in legal proceedings and subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our business, financial condition, or results of operations. Even if any particular litigation or claim is not resolved in a manner that is adverse to our interests, such litigation can have a negative impact on us because of defense and settlement costs, diversion of management resources from our business, and other factors.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in the 2024 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2024 10-K. The Company is supplementing the risk factors previously disclosed in the 2024 10-K with the following risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2025 we issued 195,732 shares of Series C Preferred Stock pursuant to a Loan Restoration Agreement.

From July 15, 2025 to September 18, 2025, we issued 592,049 shares of common stock in exchange for the reduction of a principal amount of notes by $3.2 million.

On August 22, 2025, we issued 18,450 shares of common stock in connection with the exercise of warrants.

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

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, no such plans or arrangements were adopted or terminated, including by modification.

Item 6. Exhibit

Exhibit No.	Description

2.1+

Agreement for the Sale and Purchase of the Entire Issued Share Capital and Loan Notes of Wattbike (Holdings) Limited, dated as of April 8, 2025, by and among Interactive Strength Inc., the Shareholders and the Loan Note Holders (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 11, 2025).

3.1

Certificate of Amendment to the Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 2, 2025).

3.2

Certificate of Designation of Series E Convertible Preferred Stock of Interactive Strength Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2025).

4.1	Form of Amended and Restated Senior Secured Convertible Note (incorporated by reference from Exhibit 4.1 to the registrant's Current Report on Form 8-K filed September 23, 2025

10.1	Form of Inducement Letter (Incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K filed July 11, 2025).

10.2

August 2025 Settlement Agreement, dated as of August 5, 2025 by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 8, 2025).

10.3

Exchange Agreement, dated as of August 8, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 8, 2025).

10.4

Letter Agreement, dated August 8, 2025, by and among Interactive Strength Inc., CLMBR Holdings LLC, and TR Opportunities II LLC (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May August 8, 2025).

10.5	Global Note Amendment Agreement, dated as of September 18, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 23, 2025).

23.1	Consent of UHY LLP, independent auditors of Wattbike (Holdings) Limited (incorporated by reference from Exhibit 23.1 to the registrant's Current Report on Form 8-K/A filed September 17, 2025).

99.1

Pro Forma Financial Information

Unaudited pro forma combined balance sheet as of June 30, 2025 and statements of operations for the six months ended June 30, 2025

Unaudited pro forma statements of operations for the year ended September 30, 2024 for Wattbike (Holdings) Limited and the year ended December 31, 2024 of Interactive Strength Inc. (incorporated by reference from Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed September 17, 2025).

99.2

Financial Statements of Business Acquired

(i) Report of Independent Auditor (ii) Consolidated balance sheets of Wattbike (Holdings) Limited and subsidiaries as of September 30, 2024 and 2023, the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended (incorporated by reference from Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed September 17, 2025).

99.3

Financial Statements of Business Acquired

(i) Consolidated balance sheets of Wattbike (Holdings) Limited and subsidiaries as of June 30, 2025 (unaudited) and September 30, 2024, and the related (unaudited) consolidated statements of operations, changes in stockholders’ deficit and cash flows for the nine months ended June 30, 2025 (incorporated by reference from Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed September 17, 2025).

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

INTERACTIVE STRENGTH INC.

Date: November 14, 2025	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: November 14, 2025	By:	/s/ Michael J. Madigan
Michael J. Madigan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)