Form 10-K
period 2025-12-31
Interactive Strength, Inc.
filed 2026-03-31
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2025, was $8,228,724.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2026 was 2,057,018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2025 are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements contained in this annual report on Form 10-K other than statements of historical fact, including statements regarding our future financial performance, our growth strategy, our objectives for future operations and industry trends, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “can,” “may,” “intend,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negative of these terms, and other comparable terminology that convey uncertainty of future events or outcomes. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business and in the industry in which we operate. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements, including those factors discussed under “Risk Factors.” Forward-looking statements include, but are not limited to, statements regarding:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit, operating expenses, including changes in research and development, sales and marketing, and general and administrative expenses (as well as any components of the foregoing), and our ability to achieve and maintain profitability;
•
our business model, growth strategy and our ability to effectively manage our growth, the factors which may affect our performance and the potential impact thereof and the potential significance and impact of our key operational and business metrics;
•
anticipated trends, growth rates, and challenges in our business and the markets in which we operate;
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
•
our ability to maintain and increase sales of our CLMBR vertical climbing machine ("CLMBR") and FORME Studio equipment and Wattbike fitness products, increase memberships to the Wattbike, CLMBR and FORME platforms, and expand our product and service offerings;
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
•
our expectations regarding the impact of general economic conditions and geopolitical events;
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act and as a smaller reporting company; and
•
the imposition of new tariffs or changes in existing tariff rates.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this annual report on Form 10-K. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this annual report on Form 10-K.

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

You should refer to the “Risk Factors” section of this annual report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We cannot assure you that the forward-looking statements in this annual report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

We, and in certain cases through our subsidiaries, have obtained trademarks for Wattbike, CLMBR and FORME LIFE, which trademarks are our property. This 10-K also contains references to our trademarks and trademarks belonging to other entities, which trademarks remain the property of such other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply relationships with, or endorsement or sponsorship of us by, any other companies.

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
•
We derive a significant majority of our revenue from sales of our Wattbike, CLMBR and FORME Studio equipment and if sales of these products decline, it would materially and negatively affect our future revenue and results of operations.
•
Our membership revenue is largely dependent on our ability to sell our Wattbike, CLMBR and FORME Studio equipment.
•
Our results of operations could be adversely affected if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.
•
If we are unable to sustain competitive pricing levels for our premium connected fitness hardware products and memberships to the Wattbike, CLMBR and FORME platforms, our business could be adversely affected.
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
•
If we are unable to attract or otherwise retain health coaches and personal trainers, as well as fitness instructors, including to produce and provide fitness content on our platforms, our business, financial condition, and results of operations could be harmed.
•
If we fail to cost-effectively attract new members, provide high-quality member support, or increase utilization of the Wattbike, CLMBR and FORME platforms by existing members, our business, financial condition, and results of operations could be harmed.

•
Changes to our pricing methodologies or business model could adversely affect our ability to attract or retain members as well as qualified personal trainers, health coaches, and fitness instructors.
•
If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative, and updated products, fitness content and services in a timely manner or effectively manage the introduction of new or enhanced products, fitness content and services, our business may be adversely affected.
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
•
If we fail to establish and expand our strategic partnerships within the fitness and wellness industries or across the hospitality, medical, sports and design industries, our ability to increase market share and grow our business may suffer.
•
We face risks, such as unforeseen costs and potential liability, in connection with content we acquire, produce, license, or distribute through our service.
•
We face certain risks related to the interaction of our members, trainers, and fitness instructors.
•
We rely on a limited number of suppliers, manufacturers, and logistics partners for our CLMBR, FORME and Wattbike fitness equipment and are subject to risks related to increases in component and equipment costs, long lead times, supply shortages, and supply changes.
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
•
If we experience any adverse change to, loss of, or claim that we do not hold necessary licenses to the music or other content included in our fitness content or otherwise accessible on our platform, it may have an adverse effect on our business, financial condition, and results of operations.
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
•
We face risks related to being a public company, including delisting of Common Stock from Nasdaq if we fail to meet continued listing requirements, as well as general risks, including those related to economic conditions, dependence on key personnel, acquisition-related matters and litigation, among others.

PART I

Item 1. Overview.

Our Purpose

We are an operationally-focused acquirer targeting businesses with strong underlying fundamentals within industries that benefit from long-term secular growth trends. We pursue asymmetric opportunities where assets are undervalued or where structural changes have created attractive entry points, allowing us to acquire high-quality businesses with stable demand drivers, strong market positioning, and differentiated product offerings. Our approach is to provide both long-term financial support and operational expertise to build value at the asset-level and generate attractive returns on invested capital. In addition, our public company structure provides differentiated access to capital markets and flexibility to structure transactions in ways that align purchase consideration to underlying value creation targets.

To date, we have invested in the fitness equipment sector leveraging hardware, software and content to deliver highly engaging and versatile workout experiences across both commercial and in-home markets. As of December 31, 2025, our portfolio consisted of three premium brands; Wattbike, CLMBR and FORME, each of which combines industry-leading engineering and design with world-class technology and fitness programming.

Our company has one reportable business segment, the development and sale of its connected fitness equipment and technology platform.

Who We Are

Interactive Strength Inc. ("we", "us" or the "Company") is a public company focused on accelerating growth through acquisitions and deploying capital into business sectors that are misunderstood or undervalued. We look for value creation opportunities via strategic repositioning, margin expansion, sales channel diversification, balance sheet optimization and portfolio enhancement. Assets in unique situations where complexity or volatility exist present an opportunity in which valuations can be well below intrinsic value.

At December 31, 2025, our portfolio consisted of three leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training, Wattbike, CLMBR and FORME:

•
Wattbike, acquired in July of 2025, offers a range of high-performance indoor bikes that set the global standard in cycling. Known for unmatched accuracy, realistic ride feel, and advanced performance tracking, Wattbike is trusted by elite athletes, national teams, and fitness enthusiasts around the world.
•
CLMBR offers a premium vertical climbing experience through its patented open-frame design and immersive touchscreen, delivering a high-intensity, low-impact workout that’s both efficient and effective.
•
FORME delivers strength, mobility, and recovery training through immersive content, commercial-grade hardware, and expert coaching. Its wall-mounted systems include the Studio, a smart fitness mirror for guided programming and live 1:1 personal training, and the Lift, which adds smart resistance cable training—ideal for high-performance environments and sport-specific development.

The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. Wattbike, FORME and CLMBR each offers unique fitness solutions for both the commercial and at-home markets.

WATTBIKE

Wattbike is recognized as an indispensable tool across nearly every corner of elite sport. Strength and conditioning coaches and performance staff have woven Wattbike into their daily programs because its metrics and reliability consistently meet the demands of professionals operating at the highest level. Professional teams that rely on Wattbike technology and data to enhance performance include:

•
Premier League
•
NBA
•
NFL

•
NHL
•
Formula One
•
MLS (Major League Soccer)
•
UFC
•
U.S. BMX National Team
•
Team USA (Olympic Cycling)
•
USTA (United States Tennis Association)

We believe that Wattbike's continued evolution and recent product launches position us to capture a significantly larger share of the global fitness market. Wattbike has built a comprehensive range of indoor performance bikes, and in recent years has expanded beyond elite training environments with new products developed to be used by anyone, anywhere. Whether in a professional strength and conditioning facility, boutique fitness studio, hotel fitness center or home gym, Wattbike delivers the same precision metrics and durability that made it a favorite at the highest levels of sport.

CLMBR

Through the CLMBR brand, we offer a vertical climbing machine that delivers a proven full-body cardio and strength workout, but with a design and content platform that makes the workout mass appealing and accessible to all fitness levels. A workout that has long been exclusive to celebrities and professional athletes with personal trainers can now be accessed by anyone. The patented open central design and content platform provides a vertical climbing experience that is unlike any other. CLMBR offers two display options: a 21” touch screen and a 10” touch screen – making it suitable for any commercial fitness application, both self-directed and instructor-directed environments, from large health clubs to boutique training studios. With its low impact and ergonomic movement, CLMBR is safe and accessible for most ages and levels of ability and can be found at gyms and fitness studios, hotels, physical therapy facilities and residential homes.

FORME

Through the FORME brand, we offer two connected hardware products, the FORME Studio (fitness mirror) and the FORME Studio Lift (fitness mirror and cable-based digital resistance). The FORME products are designed to provide a more integrated and immersive experience than similar products currently on the market. The FORME Studio features a 43-inch 4K ultra high definition (“UHD”) touchscreen display, which is among the largest and highest definition screens in the connected fitness equipment market, as well as two front-facing 12 megapixel (“MP”) wide angle cameras designed to facilitate seamless live interaction with a trainer. The FORME Studio Lift is an add-on to the FORME Studio and features two cable-based resistance arms that can provide up to 100 pounds of resistance per arm. Our products ship with a set of premium accessories that are included with purchase. We also offer add-on accessories, including our barre, a unique accessory that attaches to the FORME Studio or FORME Studio Lift and enables members to incorporate a wooden ballet barre into their barre routines. FORME is predominately focused on the B2B channel where its products serve customers in a variety of settings, including multifamily buildings, hotels, country clubs, universities and performance centers.

Recent Developments

Sportstech Settlement

On February 10, 2025, we, Sportstech Brands Holding GmBH ("Sportstech") and Mr. Ali Ahmad, the sole shareholder of Sportstech, entered into a Binding Transaction Agreement (the “Agreement”), pursuant to which we were to acquire Sportstech in a transaction (the “Transaction”) comprised of an initial investment and three optional investment tranches.

In anticipation of a Transaction closing during fiscal year 2025, we made a series of disbursements totaling $5.0 million under a term loan facility to Sportstech during the year ended December 31, 2025 to support its working capital needs and growth plans. The loan was secured by 100% of the equity interests in Sportstech and personally guaranteed by Mr. Ahmad, and was due to be paid back to us if the Transaction did not close by December 30, 2025. The Transaction did not close as the we and Sportstech were unable to come to terms on a final subscription and shareholders' agreement, and the loan was not paid back at the maturity date. The balance on the loan receivable from

Sportstech as of December 31, 2025, including accrued interest and fees, was $6.6 million, which is recorded on our balance sheet as of December 31, 2025.

We pursued several legal options available to us in order to recover the loan receivable, including enforcement of the personal guarantee by Mr. Ahmad, and forcing a public auction of the equity interests in Sportstech in accordance with German law. On March 4, 2026, we and Sportstech settled the outstanding balance and we received $6.4 million in cash.

Acquisition

On February 18, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ergatta, Inc., a Delaware corporation ("Ergatta"), Ergatta Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), and Tom Aulet, solely in his capacity as the securityholders’ representative (the “Securityholders’ Representative”), pursuant to which Merger Sub will merge with and into Ergatta (the “Merger”), with Ergatta surviving as a wholly owned subsidiary of the Company. At the effective time of the Merger, each issued and outstanding share of preferred stock of Ergatta (other than excluded and dissenting shares) will be cancelled and converted into the right to receive, subject to the terms of the Merger Agreement, (i) cash consideration of up to $7,000,000 paid to Ergatta's stockholders, consisting of: (a) $1,750,000 to be paid at the closing of the Merger (the “Closing”); (b) $1,750,000 in deferred cash evidenced by a senior secured promissory note to be delivered at the Closing and maturing on April 30, 2027; and (c) up to $3,500,000 to be payable on April 30, 2027, as provided by the calculations, formulas, and other procedures set forth in the Merger Agreement; and (ii) up to $9,500,000 worth of shares of Series D Preferred Stock (as defined below) to be issued to Ergatta's stockholders. Additionally, we will issue equity incentives to certain members of Ergatta's senior management, consisting of (i) up to $2,000,000 worth of shares of Series D-2 Preferred Stock (as defined below); and (ii) up to $1,000,000 worth of shares of Series D-3 Preferred Stock (as defined below). The Merger closed on March 11, 2026.

Upon closing, we filed a certificate of designation with the Secretary of State of the State of Delaware, creating three new series of preferred stock designated as (i) Series D-1 Convertible Preferred Stock, par value $0.0001 per share (“Series D-1 Preferred Stock”) and designating 4,750,000 shares thereof, (ii) Series D-2 Convertible Preferred Stock, par value $0.0001 per share (“Series D-2 Preferred Stock”) and designating 1,000,000 shares thereof, and (iii) Series D-3 Convertible Preferred Stock, par value $0.0001 per share (“Series D-3 Preferred Stock,” collectively with Series D-1 Preferred Stock and Series D-2 Preferred Stock, “Series D Preferred Stock”) and designating 500,000 shares thereof. Series D Preferred Stock shall have no voting rights, other than any vote required by law or the Company’s Certificate of Incorporation. Series D-1 Preferred Stock and Series D-2 Preferred Stock shall convert into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) on May 3, 2027. Series D-3 Preferred Stock shall convert to shares of Common Stock on May 1, 2028.

At the Closing, we entered into a registration rights agreement with the Securityholders' Representative, on behalf of the parties entitled to receive equity consideration under the Merger Agreement, pursuant to which we granted customary registration rights with respect to equity consideration issuable under the Merger Agreement.

Reverse Stock Split

On February 23, 2026, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share (the "Common Stock"), at a rate of 1-for-10 (the “February 2026 Reverse Stock Split”), effective on February 24, 2026.

As a result of the February 2026 Reverse Stock Split, every ten pre-split shares of Common Stock were combined into one share of Common Stock, resulting in a reduction in the number of shares of the Company's outstanding Common Stock from 17,984,137 shares to 1,798,406 shares. Proportionate adjustments were made to the number of shares of Common Stock underlying our outstanding equity awards, and warrants, and the number of shares issuable under our equity incentive plans, convertible notes and other existing agreements, as well as their corresponding exercise or conversion price, as applicable. There was no change to the number of authorized shares or the par value per share of our Company's common stock. All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect the February 2026, June 2025, November 2024 and June 2024 Reverse Stock Splits.

Growth Strategies

Execute disciplined and accretive M&A strategy

We pursue attractive M&A opportunities in industries and sectors with favorable long-term fundamentals, where acquisitions can provide revenue diversification and financial and operational scale to the Company. Our team brings significant experience in M&A transactions across numerous sectors, and our ability to evaluate opportunities across a broad range of industries provides greater optionality and increases the probability of successful M&A execution and long-term value creation. We take a disciplined approach to M&A, focusing on managing downside risk while retaining significant upside and opportunistically utilize both equity and debt to fund acquisitions as well as further growth.

We acquired CLMBR in February 2024, Wattbike in July 2025 and Ergatta in March 2026. We expect that we will be able to acquire additional revenue-generating businesses that would generate higher earnings and cashflow through synergies with our existing business.

Expand into new geographies

We intend to expand the international reach of our existing assets by leveraging in-market relationships and sales infrastructure across the brands in our portfolio. For example, with Wattbike, based in the United Kingdom, we are currently evaluating potential expansion of those products into the US, where FORME, CLMBR and Ergatta have well-established routes to market in both the commercial and residential sectors, although we have not yet made any definitive plans regarding such expansion or the potential timing thereof. We plan to pursue disciplined international expansion by targeting countries with sound macroeconomic conditions, favorable growth trends and stable regulatory environments and, importantly, those where we have footholds and low-risk routes to market through our existing brand relationships and in-market presence.

Value Proposition

Publicly traded equity and Nasdaq-listed infrastructure

We are one of the few companies in our industry with a public currency, which we believe makes us an attractive acquiror. Being a publicly traded company gives us a competitive advantage in terms of flexibility and scope when structuring transactions for acquisitions or other strategic combinations. Our approach is to fund acquisitions with a significant portion of stock and utilize earn-outs to align and incentivize future performance. In addition, our public company listing on Nasdaq positions us well for potential strategic alternatives including business combinations.

Proven track record of company acquisitions

Since 2024, we have successfully acquired and integrated two companies that have been transformative to the Company, increasing our footprint and capabilities, and the integration of Ergatta is well underway. As a result, we have realized synergies in the form of both revenue and cost savings. We have also identified numerous targets within our M&A pipeline that could be attractive acquisition candidates in the future.

Strategic relationships

A key component of our strategy is to establish and expand strategic partnerships within both the fitness industry as well as other industries to help accelerate the expansion and growth of our business. To date, we focused on building strategic relationships in the fitness space, primarily through brand collaborations. One relationship that is of particular high value, is our distribution relationship with Woodway USA ("Woodway"). Woodway is currently the exclusive commercial distributor of CLMBR and also sells Wattbike and FORME products to their commercial partners around the world. We have also developed, and intend to continue to develop and expand, relationships with companies across other industries.

Intellectual Property

Our success depends in part upon our ability to obtain and maintain patent and other intellectual property protection with respect to our products and the technology we develop. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, and contractual commitments, to protect our intellectual property and proprietary know-how.

Patents

As of December 31, 2025, we owned (i) 50 issued patents and/or pending applications in the United States and (ii) 202 issued patents and 9 pending patent applications in foreign jurisdictions. The inventions covered by our patent and patent application portfolio primarily relate to various hardware and software inventions that may or may not be embodied in our current or future products. The issued United States patents are expected to expire between 2036 and 2040. We periodically review our development efforts to assess the existence and patentability of new intellectual property. We expect to continue to file patent applications in the United States and abroad covering technologies and products considered to be important to our business. We seek to protect proprietary technology related know-how that is not covered by our patent portfolio as trade secrets through contracts and policies to the extent that we believe it to be beneficial and cost-effective.

Trademarks

As of December 31, 2025, we owned (i) nine registered trademarks in the United States; (ii) five registered trademarks in various states; and (iii) 84 trademark grants of protection in foreign jurisdictions. We expect to continue to file trademark applications in the United States and abroad covering trademarks considered to be important to our business.

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

Our competitors may develop, or have already developed, products, features, content, services, or technologies that are similar to ours or that achieve greater acceptance, may undertake more successful product development efforts, create more compelling employment opportunities, or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may also develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, quickly transition and adapt their products and services, devote greater resources to marketing and advertising, or be better positioned to withstand substantial price competition. Current and potential competitors have established or may establish financial and strategic relationships between themselves or with our existing or potential customers, manufacturing partners, or other third parties. Any of the foregoing may enable our current and future competitors to better withstand adverse economic or market conditions.

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

Human Capital Resources

General

As of December 31, 2025, we had 72 full-time employees, including 47 employees at our Wattbike subsidiary in the UK and 4 full-time equivalent employees located in Taiwan across manufacturing and supply chain functions. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We also engage fitness instructors and fitness content production personnel on an independent contractor basis. Our utilization of independent contractors fluctuates significantly depending on several factors, including the growth of, and demand for new fitness content by, our member base.

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

Our compensation structure is intended to align incentives with the success of our company as a whole. This includes our executives, whose incentives are generally the same as the rest of our employees. We believe that this fosters harmony within the Company, as all teams are working together towards the same goals. For more details regarding our executive compensation, see “Item 11. Executive Compensation.”

We comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as OSHA in the United States.

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

Privacy

We are, and could become, subject to a variety of local, state, national and international laws, directives, and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in the different jurisdictions, and which sometimes conflict among the various jurisdictions and countries in which we operate. As we expand our business internationally, we expect to become subject to data privacy and security laws in additional jurisdictions. Data privacy laws and regulations, including, but not limited to, the California Privacy Rights Act ("CPRA") and the California Consumer Privacy Act ("CCPA"), as well as the General Data Protection Regulation ("GDPR") and its equivalent in the United Kingdom, pose increasingly complex compliance challenges, which may increase compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties.

The CCPA requires, among other things, that covered companies provide disclosures to California consumers and affords such consumers with certain rights, including the ability to opt out of certain sales of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights and provides for civil penalties for violations, as well as a private right of action in certain circumstances. Additionally, the CPRA, which became effective in most material respects starting on January 1, 2023, further expands the CCPA with additional compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. In addition, we may be subject to other new data privacy laws, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act in the United States (all of which went into effect in 2023) as well as the European Union Regulation on Privacy and Electronic Communications (or ePrivacy Regulation). Further, in the United States, emerging state data privacy laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements.

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

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed below under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. We have also identified a number of these factors under the heading “Risk Factors” in our periodic reports we file with the SEC, including our quarterly reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, and will do so in our future filings. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and prospects. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this annual report on Form 10-K or any annual report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. If any of the following risks or other risks not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our shares of common stock could decline.

Risks Related to Our Business and Industry

We have incurred operating and net losses in the past, expect to incur operating and net losses in the future, and may not achieve profitability, or, if we achieve profitability, be able to maintain it in the future.

We have incurred operating losses each year since our inception, including a net loss of $24.0 million for the year ended December 31, 2025, and expect to continue to incur net losses for the foreseeable future. We had an accumulated deficit of $227.5 million at December 31, 2025. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in technology and engineering, expand our operating and retail infrastructure, add training and fitness programs, classes, content, and software features to our streaming platform, expand into new geographies, and invest in new or complementary products, equipment, accessories, content, and services for our immersive, customizable, and digital fitness platform, which include the Wattbike, CLMBR, FORME Studio, FORME Studio Lift, accompanying accessories, and our coaching services which we collectively refer to as the “FORME platform.” Further, as a public company we have incurred, and will continue to incur, substantial additional legal, accounting, and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we may not be able to increase our revenue to offset any increase in our expenses. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve or maintain profitability.

We have a limited operating history; and our past financial results may not be a reliable indicator of our ability to successfully establish our product and service offerings in the marketplace, or of our future performance, and our revenue growth rate is likely to slow as our business matures.

We commenced operations in May 2017, opened our first FORME-focused retail locations in late 2020, commenced delivery of our first FORME Studio in July 2021, commenced delivery our first FORME Studio Lift in August 2022, conducted our first live personal training session in July 2022, completed our acquisition of CLMBR's assets in February 2024 and completed the acquisition of Wattbike in July 2025. We have a limited history of generating revenue. As a result of our brief operating history, we have limited financial data that can be used to evaluate our current business, including our ability to successfully establish our product and service offerings in the marketplace. Furthermore, while our business has grown and much of that growth has occurred in recent periods, the smart home gym and connected fitness industry, including the market for connected fitness hardware, may not develop or continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, our historical revenue growth should not be considered indicative of our future performance, and estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections. Our revenue growth, if any, may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, the impacts to our business from inflation and rising interest rates, which in turn could, among other things, increase financing costs and thus reduce sales of our products, a decrease in the growth or reduction in size of our overall market, a reduction in discretionary spending by consumers, or if we cannot capitalize on growth opportunities. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by emerging companies in rapidly changing industries, including market acceptance of our products and services, attracting and retaining members, and increasing competition and expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks successfully. In addition, we may not achieve sufficient revenue to attain or maintain positive cash flows from operations or profitability in any given period, or at all.

Our business, financial condition, and results of operations are subject to risks associated with rising interest rates, which could negatively impact our customers’ ability to finance their purchases of our products or to make timely payments and our ability to obtain additional financing.

We face risks associated with rising interest rates, which could, among other things, negatively impact sales of, and demand for, our products, the ability of customers to make timely payments, and our ability to obtain debt financing on terms acceptable to us, if at all. Historically, a significant percentage of our members have financed their purchase of Wattbike equipment, and to a lesser extent our CLMBR and FORME Studio equipment, through third-party credit providers with whom we have existing relationships. If our third-party credit providers were to increase interest rates, it could negatively impact potential customers’ ability to finance purchases of our products, which in turn would negatively impact our revenue. In addition, general reductions in consumer lending and the availability of consumer credit as a result of higher interest rates could limit the number of customers with the financial means to purchase our products and could reduce demand for our products and services. Higher interest rates could also increase our costs or the monthly payments for our products financed through other sources of consumer financing, or negatively impact the ability of our customers to make timely payments for our products and services. Third-party financing providers may not continue to provide consumers with access to credit or may reduce available credit limits. Restrictions or reductions in the availability of consumer credit, the loss or deterioration of our relationships with our current financing partners or changes in the terms such entities may provide to our potential customers could have an adverse effect on our business, financial condition, and results of operations. In addition, we will need to raise additional financing to support our operations, which could include equity or debt financing, in the immediate and near term. Rising interest rates would negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs through price increases, other cost control measures, or other means. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation.

We have a limited operating history with which to evaluate and predict the profitability of our recurring revenue model and any new revenue models we may introduce in the future may be unsuccessful.

We began selling memberships to our VOD platform in 2021 with the delivery of our first FORME Studio, and launched our Live 1:1 personal training service in July 2022. In addition, we acquired CLMBR in February 2024 and acquired Wattbike in 2025. Accordingly, we have a limited operating history with which to evaluate our subscription model. For example, many of our members are on month-to-month membership terms and may cancel their memberships at any time. We have limited historical data with respect to rates of membership renewals, so we may be unable to accurately predict member renewal or retention rates. We measure our membership retention rate by the number of members as of the beginning of the month who have a paid membership with a successful credit card billing of at least three months. Additionally, prior renewal rates may not accurately predict future member renewal rates for a variety of reasons, such as members’ dissatisfaction with our offerings and the cost of our memberships, macroeconomic conditions, or new offering introductions by us or our competitors. If our members do not renew their memberships, our revenue may decline and our business will suffer.

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

As of the date the accompanying financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred an operating loss of $19.9 million and used net cash in its operations of $10.4 million during the year ended December 31, 2025, and had an accumulated deficit of $227.5 million as of December 31, 2025.
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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $4.4 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, management can provide no assurance the Company will be able to secure additional outside capital on acceptable terms, or at all.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As of disclosed in Notes 11, 22, and Note 25, the Company had total outstanding debt, including convertible notes, of approximately $18.0 million as of the issuance date, of which approximately $14.8 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

In the past, we have been unable to remain in compliance with certain qualifications required by the Nasdaq Capital Markets in order for the Company’s common stock to remain listed on the Nasdaq.

The requirements for remaining in compliance with Nasdaq listing requirements include a minimum stockholders’ equity balance of $2.5 million, a minimum of 500,000 publicly held shares, and a minimum trading price of $1.00 per share for a sustained period of time (collectively the “Rules”). On November 13, 2024, we received a notice from the Listing Qualifications staff of the Nasdaq (the “Staff”) notifying us that we did not comply with the minimum 500,000 publicly held shares requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(4) (“Rule 1”) but were granted a period of time to regain compliance. On December 23, 2024, we received a letter from the Staff confirming that the Company has demonstrated compliance with Rule 1. The letter also stated that we will be subject to a Mandatory Panel Monitor for a period of one year from the date of the letter in accordance with the requirements of Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds that the Company failed to remain in compliance with Rule 1, we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency, the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, and we will not be afforded an applicable cure or compliance period. Instead, the Staff will issue a Delist Determination Letter and we would have an opportunity to request a new hearing with the Panel. Although we will have the opportunity to present to the Panel, no assurance can be provided that the Staff will grant the Company a compliance plan and allow the Company’s securities to remain listed on the Nasdaq.

As of December 31, 2025 and through the date of this report, we were in compliance with the Rules. However, management can provide no assurance that the Company will be able to remain in compliance with the Rules and, if compliance is not maintained, that the Staff will not require our securities to be delisted from the Nasdaq. In order to remain in compliance with the minimum trading price requirement of $1.00 per share, we reverse splits of our common stock in June of 2024, November of 2024, June of 2025 and February of 2026. If a delisting occurs, it would be an event of default under our senior secured convertible notes, and we will be faced with a number of additional material adverse consequences, including limited availability of market quotations for our Common Stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for our stockholders due to thin trading; and a potential loss of confidence by investors, employees and other third parties who do business with us.

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
•
changes in our relationship with our third-party financing partner who provides financing assistance to our members for the purchase of our Wattbike, CLMBR and FORME Studio equipment;
•
constraints on the availability of consumer financing or increased down payment requirements to finance purchases of our Ergatta, Wattbike, CLMBR and FORME Studio equipment;
•
the continued maintenance and expansion of our delivery, installation, and maintenance services and network for our Wattbike, CLMBR and FORME Studio equipment;
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
•
changes in the legislative or regulatory environment, including with respect to cybersecurity, privacy, consumer product safety, advertising, and employment matters, or enforcement by government regulators, including fines, orders, or consent decrees;
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

We derive a significant portion of our revenue from sales of Wattbike products, and if sales of these products decline, it could materially and negatively affect our future revenue and results of operations.

Our Wattbike products are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable products at lower price points, a maturing product lifecycle, a decline in consumer spending, or other factors could result in a decline in our revenue derived from our Wattbike products, which could have a material adverse effect on our business, financial condition, and results of operations. Despite having been acquired on July 1, 2025, sales of our Wattbike products accounted for approximately 71% of revenue for the year ended December 31, 2025. As a result, any meaningful decline in sales of our Wattbike products, would materially and adversely affect our business, financial condition, and results of operations. Factors that could adversely affect Wattbike's business include, among others:

•
loss of Wattbike's relationships with elite athletes, national team programs, professional sports leagues and gym operators, upon which its brand reputation and commercial sales pipeline depend;
•
increased competition in the premium indoor cycling market from well-resourced competitors, including both established fitness equipment manufacturers and technology-enabled cycling platforms;
•
a decline in commercial gym, hotel, or institutional spending on fitness equipment, which represents a significant portion of Wattbike's revenues;
•
product quality or safety issues, warranty claims, or recalls affecting the Wattbike product line;
•
failure to develop and bring to market new or enhanced Wattbike products in a timely manner; and
•
disruption to Wattbike's UK-based operations, supply chain, or distribution network.

As a result of Wattbike's revenue concentration, we are vulnerable to any factor that negatively affects Wattbike's business, and we may not be able to offset such an impact through performance of our CLMBR or FORME businesses. Any such development could have a material adverse effect on our business, financial condition, and results of operations.

Our membership revenue is largely dependent on our ability to maintain and grow the Wattbike, CLMBR and FORME subscriber bases.

Our membership revenue is dependent upon our ability to retain subscribers to our paid digital platforms at Wattbike, CLMBR and FORME Studio or FORME and to generate additional revenue from sales of new memberships and health coaching services, predominantly to new hardware customers. The majority of our memberships are on a month-to-month basis and members can cancel their membership at any time. As a result, our membership and health coaching revenue is largely dependent on our ability to sell our Wattbike, CLMBR and FORME Studio equipment and to engage and retain members with our digital experience and services on an ongoing basis thereafter. If we are unable to expand equipment sales across all of our product lines, engage new members or maintain and expand our member base, our business, financial condition, and results of operations may suffer.

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

If we are unable to sustain competitive pricing levels for our connected fitness hardware products and memberships to the Ergatta, Wattbike, CLMBR and FORME platforms, our business could be adversely affected.

We compete with products and services that are generally sold at lower prices. If we are unable to sustain competitive pricing levels for our connected hardware products and our membership and health coaching services, whether due to consumer sentiment and spending power, competitive pressure or otherwise, our financial results and cash flow could be significantly reduced. Further, our decisions around the development of new products and services are partly based on assumptions about pricing levels. If there is price compression in the market after these decisions are made, it could have a negative effect on our business. In addition, while we believe we offer high-quality, differentiated products and services, our pricing levels may be higher than those of our competitors. Our ability to maintain our pricing levels depends on several factors, including our brand recognition, product design and technology features and quality, innovative content, and public perception of our company. If we are unable to sustain our pricing levels due to these or other factors, our ability to attract new members and our business, financial condition, and results of operations could be harmed.

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

The smart home gym and connected fitness market is relatively new, rapidly growing and largely unproven, and it is uncertain whether this market will achieve or sustain high levels of demand and achieve wide market acceptance. Our success depends substantially on the willingness of consumers to widely adopt our products and services. To be successful, we will have to make significant investments in the education of consumers about our products and services and provide quality products, content and member experiences that are superior to the products, content, and experiences provided by our competitors. Additionally, the fitness and wellness market is heavily saturated, and the demand for and market acceptance of new products and services in the market is uncertain. We cannot assure you that the connected fitness market will continue to develop, that the public’s interest in smart home gym and connected fitness will continue, or that our products and services will be widely adopted.

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

If we fail to cost-effectively attract new members, or to increase utilization of the Ergatta, Wattbike, CLMBR and FORME platform from existing members, our business, financial condition, and results of operations could be harmed.

Our success depends in part on our ability to cost-effectively attract new members, retain existing members and increase membership rates across all of our platforms. Members have a wide variety of fitness options, including at-home fitness equipment and content, fitness clubs, in-studio fitness classes, in-person personal training, and health and wellness apps. To expand our member base, we must have the ability to appeal to individuals who have historically used other methods of personal fitness and training or who have not previously used personal fitness and training or regularly exercised. Our reputation, brands, and ability to build trust with existing and new members may be adversely affected by complaints and negative publicity about us, our offerings, our pricing and policies, trainers and fitness instructors on our platforms, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new members do not perceive the services provided by trainers and fitness instructors on the CLMBR and FORME platform to be helpful, effective, engaging, or affordable, or if we fail to offer compelling offerings, services, content, and features on our platforms, we may not be able to attract or retain members or to increase their utilization. If we fail to continue to grow our member base, retain existing members, or increase the overall utilization of our platforms by existing members, our business, financial condition, and results of operations could be adversely affected.

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

Our success depends on our ability to develop and maintain the value and reputation of the Ergatta, Wattbike, CLMBR and FORME brands.

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

We also sell Wattbike and CLMBR equipment and the FORME platform to commercial and wellness customers, which exposes us to additional business and financial risks. In addition, if we fail to successfully expand our commercial and corporate wellness business, it could negatively impact our ability to grow our business and gain market share.

We also sell Wattbike and CLMBR equipment and the FORME platform to commercial and wellness customers. For example, we are actively installing our products in hotels, resorts, and other commercial environments such as boutique hotels, luxury apartments, and private condominiums, as well businesses with which we establish corporate wellness partnerships for the benefit of their employees. For commercial customers, we typically sell our connected hardware products with a three-year content membership paid up front, plus we offer an extended warranty program. In addition, many of the risks associated with our individual members are often exacerbated or heightened in the commercial or corporate environment. For example, the equipment we install at these locations may be used more frequently and by a larger group of users, which may increase the rate of wear and tear or the risk of product malfunction or injury in connection with the use of our equipment. This in turn could expose us to liability claims, warranty expense, and damage to our brand and reputation, among other risks, any of which could harm our reputation, business, financial condition, and results of operations. If we fail to successfully expand our commercial and corporate wellness business, it could harm our ability to grow our business, gain market share, and expand our brand.

We have limited operating experience at our current scale of operations. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.

We have expanded our operations rapidly and have limited operating experience at our current scale of operations. For example, we commenced commercial delivery of the FORME Studio in July 2021, launched our Live 1:1 personal training service in July 2022, delivered our FORME Studio Lift in August 2022, completed the acquisition of CLMBR's assets in February 2024 and completed the Wattbike acquisition in July 2025. As we continue our transition from initial product development to mass production and commercial shipment of our products, we have experienced, and may in the future experience, adjustments in our business operations and headcount. For example, as a result of completing development and commencing mass production of the FORME Studio Lift and in response to economic headwinds, we reduced the size of our engineering team in 2022 and expect to continue to reallocate our personnel resources to support our ongoing product development efforts while also increasing our focus on marketing and sales and building our brand. Our headcount reduction in July of 2022 comprised approximately 26% of our full-time employee base at the time of such reduction. We had a subsequent headcount reduction in December of 2022, comprising approximately 50% of our full-time employee base at the time of such reduction. We expect our headcount to fluctuate in the near term but to grow over the longer term as we continue to grow our business and expand our target markets. Further, we expect that our business and operations will become increasingly complex as we grow our business. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, and upgrade our management information systems and other processes. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business, including difficulties in hiring, training, and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. Moreover, the vertically integrated nature of our business, where we design and develop our own CLMBR and FORME Studio equipment and accessories, and software, produce original fitness and wellness programming, recruit, train, and educate personal trainers, sell our products exclusively through our own sales teams and e-commerce site, and coordinate the delivery, installation, and service of our CLMBR and FORME Studio equipment with our third-party logistics providers, exposes us to risk and disruption at many points that are critical to successfully operating our business and may make it more difficult for us to scale our business. For example, we utilize both air and ocean shipment for our CLMBR and FORME Studio equipment and our limited history with commercial shipment of our products has in the past, and may in the future, result in delays in delivery and installation. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed.

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

Maintaining and promoting awareness of the Ergatta, Wattbike, CLMBR and FORME platforms is important to our ability to retain existing customers and to attract new ones. To facilitate our future growth and profitability, we are investing in our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

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

Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective or provide a meaningful return on investment. We also may incur marketing and advertising expenses significantly in advance of recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially and our brand, business, financial condition, and results of operations could suffer.

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

All of our products are manufactured by independent third-party contract manufacturers. We do not have long-term contracts with our third-party contract manufacturers, and instead order from these manufacturers on a purchase order basis. Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products.

A widespread recall or withdrawal of any of our products may negatively and significantly impact our sales and profitability for a period of time and could result in significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers. We may also be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings), resulting in liability for actual or claimed injuries or death. Any of these events could adversely affect our business, financial condition and results of operations. Even if a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused physical harm could adversely affect our reputation with existing and potential consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall could adversely affect our business, financial condition and results of operations.

If we fail to offer high-quality member support, our business and reputation will suffer.

We currently work with third-party logistics providers to handle shipment and delivery of our connected fitness hardware products, including Wattbike, CLMBR, FORME Studio and FORME Studio Lift. Our third-party logistics providers also facilitate white-glove installation services of our products. Our in-house field operations team is responsible for training our third-party logistics providers on how to safely and correctly install our products, coordinating shipment and delivery matters, and communicating with our members throughout the entire pre-installation process. We do not have any minimum or long-term binding commitments with our third-party logistics providers and are generally billed upon shipment of the freight and believe alternative third-party logistics services would be available if needed. Our members also rely on our member support services to resolve any issues related to the use of our platforms. Providing a high-quality member experience is vital to our success in generating word-of-mouth referrals to drive sales and for retaining existing members. The importance of high-quality support will increase as we expand our business and introduce new products and services. If we do not help our members quickly resolve issues and provide effective ongoing support, our reputation may suffer and our ability to retain and attract members, or to sell additional products and services to existing members, could be harmed.

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

As a creator and distributor of fitness and wellness content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of our fitness and wellness content. We believe that original content can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our fitness and wellness content does not meet our expectations, in particular, in terms of costs, usage, and popularity, our business, including our brand and results of operations, may be adversely impacted. As we expand our fitness and wellness content, we continue to be responsible for production costs and other expenses. We also take on risks associated with production, such as completion and key talent risk with respect to our trainers and fitness instructors. We also contract with third parties related to the development, production, marketing and distribution of our fitness and wellness content. We may face potential liability or may suffer significant losses in connection with such arrangements, including, but not limited to, if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we license rights of our fitness and wellness content to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service, or discontinue or alter production of our original content if we believe such content might not be well received by our members, or could be damaging to our brand or business. To the extent we, in the future, do not accurately anticipate costs or mitigate risks, including for content that we produce but ultimately does not appear on or is removed from our service, or if we incur liability for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

Risks Related to Suppliers, Manufacturers, and Other Ecosystem Partners

We rely on a limited number of suppliers, manufacturers, and logistics partners for our CLMBR and FORME Studio equipment. A loss of any of these partners could negatively affect our business.

We rely on a limited number of suppliers to manufacture, transport, and install our Wattbike, CLMBR and FORME Studio equipment, which exposes us to supply chain and other risks. We have previously experienced, and may experience in the future, production, shipping, or logistical constraints that cause delays. Although we believe we have redundancy and alternatives for the manufacturers and suppliers for the key components of our products, our reliance on a limited number of manufacturers for the components and parts for our Wattbike, CLMBR and FORME Studio equipment and the geographic concentration among our suppliers increase our supply chain risk. In addition, we do not have long-term binding commitments with any of our manufacturers and suppliers and instead operate on a purchase order basis. Therefore, we have no guarantee that they will continue to manufacture or supply products or components for us on an ongoing basis. In the event of interruption from any of our manufacturers, we may not be able to replace or increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, our manufacturing partners’ primary facilities are located in Taiwan. Thus, our business could be adversely affected if one or more of our suppliers is impacted by a natural disaster or other interruption at a particular location.

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

•
inability to satisfy demand for our Wattbike, CLMBR and FORME Studio equipment;
•
limited control over delivery timing and product reliability;
•
limited ability to monitor the manufacturing process and components or parts used in our Wattbike, CLMBR and FORME Studio equipment;
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
•
shortages of materials or components or parts included in our Wattbike, CLMBR and FORME Studio equipment;
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

In addition, we do not have long-term binding commitments with any manufacturers and suppliers and instead operate on a purchase order basis. We also rely on our logistics partners, including our warehouse and delivery partners, to complete a substantial percentage of our deliveries to members, with the rest of the deliveries handled by our own white-glove delivery and installation team. Our primary delivery and installation partner relies on a network of independent contractors to perform delivery and installation services for us in many markets. If any of these independent contractors, or the delivery and installation partner as a whole, do not perform their obligations or meet the expectations of us or our members, our reputation and business could suffer.

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

Our ability to maintain and expand our business depends on our ability to obtain timely and adequate delivery of components and parts for our Wattbike, CLMBR and FORME Studio equipment. The majority of the components and parts that go into the manufacturing of this equipment are sourced from a limited number of third-party suppliers, and some of these components or parts are provided by a single supplier based in Taiwan. In addition, the global semiconductor supply shortage is having wide-ranging effects across multiple industries. We have experienced, and may continue to experience, direct and indirect adverse impacts on our business, including delays in securing certain components, including semiconductors, for our Wattbike, CLMBR and FORME Studio equipment. Our manufacturers generally purchase these components or parts on our behalf, subject to certain approved supplier lists, and we do not have long-term arrangements with most of our component or parts suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components or parts and the risk that our suppliers discontinue or modify components or parts used in our Wattbike, CLMBR and FORME Studio equipment. In addition, the lead times associated with certain components or parts are lengthy and preclude rapid changes in design, quantities, and delivery schedules. We may in the future experience component shortages, and the predictability of the availability of these components or parts may be limited. In the event of a component shortage or supply interruption from suppliers of these components or parts, we may not be able to develop alternate sources in a timely manner. While we believe we can obtain alternative sources of supply on commercially reasonable terms if needed, developing alternate sources of supply for these components or parts may be time-consuming, difficult, and costly and there can be no assurance that we will be able to source these components or parts on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner. Any interruption or delay in the supply of any of these components or parts, or the inability to obtain these components or parts from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled deliveries to our members.

Moreover, volatile global economic conditions may make it more likely that our suppliers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of comparable quality at an acceptable price. Several of the components or parts that go into the manufacturing of our Wattbike, CLMBR and FORME Studio equipment are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported therefrom following the U.S. Trade Representative Section 301 Investigation. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components or parts, could adversely impact our ability to generate future revenue and earnings and have an adverse effect on our business, financial condition, and results of operations.

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

Further, as our products incorporate semiconductor components, our manufacturing processes are subject to risks and trends within the semiconductor industry generally, including wafer foundry manufacturing capacity, wafer prices and production yields, as well as timely delivery of semiconductors from foundries to our manufacturing partners and regulatory and geopolitical developments in various jurisdictions, including Russia, Ukraine, and Asia. If the cost of raw materials increases, or our manufacturing partners experience difficulties in obtaining sufficient components of sufficient quality for incorporation in our products, it could impact our ability to deliver products to our customers in a timely manner and adversely impact our business, financial condition, and results of operations, including our gross margins. For example, as Russia and Ukraine produce a significant portion of certain key raw materials used in semiconductor manufacturing such as neon and palladium, Russia’s invasion of Ukraine could exacerbate the ongoing semiconductor supply chain issues. Although we do not currently expect Russia’s invasion of Ukraine to materially impact us directly, we are unable at this time to predict the ultimate impact this conflict will have on our company, our supply chain, our customers, the global economy, or the financial markets. Further, future global pandemics similar to the COVID-19 pandemic may cause manufacturing and supply constraints that affect our products, and increased tensions between the United States and other countries, such as Russia or China, may negatively impact the supply of certain components incorporated in our products, which in turn could harm our business, financial condition, and results of operations.

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

Certain of our information technology systems are designed and maintained by us and are critical for the efficient functioning of our business, including the manufacture and distribution of our Ergatta, Wattbike, CLMBR and FORME Studio equipment, online sales of our Ergatta, Wattbike, CLMBR and FORME Studio equipment, and the ability of our members to access content on our platforms. Our growth has, in certain instances, strained these systems. As we grow, we continue to implement modifications and upgrades to our systems, and these activities subject us to inherent costs and risks associated with replacing and upgrading these systems, including, but not limited to, impairment of our ability to fulfill customer orders and other disruptions in our business operations. Further, our system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. If we fail to successfully implement modifications and upgrades or expand the functionality of our information technology systems, we could experience increased costs associated with diminished productivity and operating inefficiencies related to the flow of goods through our supply chain.

In addition, any unexpected technological interruptions to our systems or websites would disrupt our operations, including our ability to timely deliver and track product orders, project inventory requirements, manage our supply chain, sell our Ergatta, Wattbike, CLMBR and FORME Studio equipment online, provide services to our members, and otherwise adequately serve our members.

A portion of our units were sold through our commercial website in 2025. The operation of our direct-to-consumer e-commerce business through our website depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Any system interruptions or delays could prevent potential customers from purchasing our Ergatta, Wattbike, CLMBR and FORME Studio equipment.

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

These challenges, and others concerning the licensing of music on our platforms, may subject us to liability for copyright infringement, breach of contract, or other claims.

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

A significant and growing portion of our members access our platform through our Ergatta, Wattbike, CLMBR and FORME Studio apps and there is no guarantee that popular mobile devices will continue to support our Ergatta, Wattbike, CLMBR and FORME Studio apps or that mobile device users will use our CLMBR and FORME Studio apps rather than competing products. We are dependent on the interoperability of our Ergatta, Wattbike, CLMBR and FORME Studio apps with popular mobile operating systems that we do not control, such as Android and iOS devices. Additionally, in order to deliver high-quality mobile content, it is important that our digital offering is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards.

The smaller screen size and reduced functionality associated with some mobile devices may make accessing our Live 1:1 personal training service, and our On-Demand programs, classes, and content more difficult or less appealing to customers. If we are not able to deliver a rewarding experience on mobile devices, our business may suffer. Further, although we strive to provide engaging mobile experiences for members who visit our mobile website using a browser on their mobile device, we depend on members downloading our mobile apps to provide them with the optimal mobile experience. As new mobile devices and mobile platforms are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.

The success of our mobile apps could also be harmed by factors outside our control, such as:

•
actions taken by providers of mobile operating systems or mobile app download stores;
•
unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•
increased costs in the distribution and use of our mobile apps; or
•
changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive products.

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

We rely in part on digital advertising, including search engine marketing, to promote awareness of our brand and business and attract new members and increase engagement with existing members. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, and our ranking in searches may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display, or the featuring of search results, determine we are out of compliance with their terms of service, or if competition increases for advertisements, we may be unable to cost-effectively add content and services to our website and apps. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our digital advertising initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid digital advertising efforts, such increase may not offset the additional digital advertising expenses we incur.

Risks Related to Our Intellectual Property

We have in the past, and may in the future, face claims of intellectual property infringement, misappropriation or other violations, which could be time-consuming or costly to defend or settle, result in the loss of significant rights or harm our relationships with our members or reputation in the industry.

Our commercial success depends in part upon our ability, and the ability of our future collaborators, to develop, manufacture, market and sell our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property of third parties. Companies in the fitness industry, including the smart home gym and connected fitness sector, may vigorously pursue, protect and enforce their intellectual property rights. Further, companies in the fitness industry are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to our product offering. We may be unaware of the intellectual property rights that others may claim over some or all of our technologies. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. From time to time, third parties have in the past and may in the future assert against us and our members their patent and other intellectual property rights to technologies that are important to our business.

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

Claims that our products or technologies infringe, misappropriate or otherwise violate third-party intellectual property rights, regardless of their merit or resolution, could be time-consuming or costly to defend or settle and could divert the efforts and attention of our management and technical personnel. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. If such parties were to assert their intellectual property rights against us, even if we believe we would have defenses against any such assertion, there can be no assurance that any such defenses will be successful. For example, in a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. We may be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Further, any litigation may also involve non-practicing entities or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or other adverse patent owners. Infringement claims also could harm our relationships with our members and might deter future customers from doing business with us. We do not know whether we would prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

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

Patents and Other Registered Intellectual Property

Our patent and patent application portfolio primarily relates to various hardware and software inventions that may or may not be embodied in our current or future products. The United States patents in the portfolio and issued as of December 31, 2025 are expected to expire between 2036 and 2040, without taking potential patent term extensions or adjustments into account. We cannot assure you that any patents from any pending or future patent applications will be issued, and even if our pending patent applications are granted, the scope of the rights granted to us may not be meaningful, may not provide us with a commercial advantage and may be subject to reinterpretation after issuance. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies. Even if we do timely seek patent protection, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance.

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

Protection and pursuit of intellectual property rights and positions often results in protracted and expensive litigation for many companies. In the ordinary course of our business, we may become party to disputes involving intellectual property rights. We have in the past received, and we may in the future receive, communications alleging liability for damages or challenging the validity of our intellectual property or proprietary rights. We also have in the past, and may in the future receive claims of infringement or inquiries regarding possible infringement of the intellectual property rights of others, demands seeking royalty payments or other remedies, or cease and desist letters. Depending on the situation, we may defend our position, seek to negotiate a license, or engage in other acceptable resolution that is appropriate to our business.

If we encounter disputes or other issues related to the intellectual property we license from or develop with third parties, it could narrow or restrict our ability to use such intellectual property and adversely impact our ability to develop and market our current or new products and services.

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

Competitors may infringe, misappropriate or otherwise violate our patents or our other intellectual property rights. To counter infringement, misappropriation, or other violations, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and, even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our scientific and management personnel from their normal responsibilities. Any such litigation or proceedings also could substantially increase our operating losses and reduce the resources available for development activities or future sales, marketing, or distribution activities.

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

In addition, although some open source vendors provide warranty and support agreements, it is common for such software to be available “as-is” with no warranty, indemnity, or support.

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

Despite our efforts to create security barriers to such threats, we may not be able to successfully guard against every threat or mitigate the resulting risks. A successful cyber-attack could lead to interruptions, delays, loss of critical data, unauthorized access to member data, and require large expenditures to investigate and remediate. This could, in turn, adversely affect consumer confidence, our business, our financial condition, and damage our reputation.

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

We are, or could become, subject to a variety of local, state, national and international laws, directives, and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data in the different jurisdictions, and which sometimes conflict among the various jurisdictions and countries in which we operate. If and as we expand our business internationally, we expect to become subject to data privacy and security laws in additional jurisdictions. Data privacy laws and regulations, including, but not limited to, the CCPA and the CPRA, as well as the European Union’s GDPR and its equivalent in the United Kingdom (to which we may become subject if we expand into those jurisdictions), pose increasingly complex compliance challenges, which may increase compliance costs. Any failure to comply with data privacy laws and regulations could result in significant penalties.

The CCPA requires, among other things, that covered companies provide disclosures to California consumers and affords such consumers with certain rights, including the ability to opt out of certain sales of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights and provides for civil penalties for violations, as well as a private right of action in certain circumstances. Additionally, the CPRA, which became effective in most material respects starting on January 1, 2023, further expands the CCPA with additional compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain and will impose additional compliance requirements that may impact our business. In addition, we may be subject to other new data privacy laws, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act in the United States (all of which went into effect in 2023) as well as the European Union Regulation on Privacy and Electronic Communications (or ePrivacy Regulation). Further, in the United States, emerging state data privacy laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements.

The GDPR regulates the collection, control, sharing, disclosure, use, and other processing of data that can directly or indirectly identify a living individual that is a resident of the European Union and imposes stringent data protection requirements with significant penalties and the risk of civil litigation for noncompliance. Moreover, following the UK’s exit from the European Union, the GDPR was transposed into UK law (the “UK GDPR”). However, a risk of divergent parallel regimes (and related uncertainty) exist. We cannot predict how the GDPR, the UK GDPR, or other UK or international data protection laws or regulations may develop or impact our business if and when we become subject to such laws and regulations, nor can we predict the effects of divergent laws and related guidance.

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

We will need to raise additional funds in the future, including in the short term and long term, to fund our operations and meet our obligations. Please refer to the “Liquidity and Capital Resources" section within the Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and “ – Risks Related to Our Business and Industry – Our negative cash flows from operations, history of losses, and significant accumulated deficit raise substantial doubt about our ability to continue as a ‘going concern.’” Since our inception, we have funded our operations primarily with gross proceeds from sales of our redeemable convertible preferred stock, the issuance of common stock and the issuance of convertible notes, as well as from promissory notes. Certain of our outstanding convertible notes and promissory notes provide for a security interest on our assets. If we were to default on such notes or any other secured debt instrument and such default is not waived, any secured collateral would become subject to liens or risk of forfeiture. In addition, any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our Common Stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include security interests on our assets, negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, limit our production activities, or implement other cost reduction measures, including personnel costs.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In preparing our financial statements as of and for the year ended December 31, 2025, management identified several material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; (2) certain system limitations in our accounting software and the overall control environment and (3) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated as of December 31, 2025, as we expect to implement new software in 2026. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We expect to incur additional costs to remediate these material weaknesses and other control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

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

We currently have the following weaknesses as disclosed under Item 9A, “Controls and Procedures”:

•
inadequate segregation of duties;
•
system limitations in our accounting software and control environment; and
•
the lack of sufficient processes, procedures and precise review needed to ensure the proper accounting for complex transactions.

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

To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls, and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures, and controls may not be adequate to support our future operations. In addition, in connection with operating as a public company, we have incurred, and expect to continue to incur, additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods. Any failure to successfully implement systems enhancements and improvements will likely have a negative impact on our ability to manage our expected growth as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies.

Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2025, we had U.S. federal net operating loss carryforwards (“NOLs”) and state NOLs of approximately $160.7 million and $94.6 million, respectively, due to prior period losses which if not utilized will begin to expire for federal and state tax purposes beginning in 2037 and 2038, respectively. Realization of these NOLs depends on future income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our initial public offering, as well as subsequent changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. In addition, under 2017 legislation commonly referred to as the Tax Cuts and Jobs Act, NOLs generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a cumulative loss for federal income tax purposes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

We are subject to indirect taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities have raised and may continue to raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, or could otherwise harm our business, financial condition, and results of operations. Although we have provided for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such accruals, our financial condition could be harmed.

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

New or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax regulations adopted but not in effect, tax policy initiatives and reforms under consideration in the United States or in international jurisdictions, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries may enact tax legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. We are unable to predict what future tax changes may be proposed or enacted or the potential impact any such changes would have on our business, but any changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in the United States, as well as in countries in the event we expand our international operations, and have an adverse effect on our overall tax effective rate, along with increasing the complexity, burden, and cost of tax compliance, all of which could impact our business, financial condition, and results of operations.

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
•
complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the E.U. and UK GDPR;
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

In addition, there can be no assurance that the laws or administrative practices relating to taxation (including the current position as to income and withholding taxes), foreign exchange, export controls or economic sanctions in the jurisdictions where we have operations will not change. Changes in tax laws in some jurisdictions may also have a retroactive effect and we may be found to have paid less tax than required in such regions. Compliance with diverse legal requirements is costly, time consuming, and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business, and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our members also could result in liability for significant monetary damages, fines or criminal prosecution, unfavorable publicity and other reputational damage, and allegations by our members that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the fitness and wellness industry generally could result in significant additional compliance costs and responsibilities for our business.

Enhanced United States fiscal, tax and trade restrictions and executive and legislative actions could adversely affect our business, financial condition, and results of operations.

There is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, tariffs and taxes. Recent U.S. administrations have implemented substantial changes to U.S. foreign trade policy with respect to China and other countries, including significant new and increased tariffs on goods imported into the United States. The current U.S. administration has announced increased tariffs and may put additional tariffs in place in the future. Our business may also be affected by tariffs set by countries into which we sell our products, whether as a response to U.S. foreign trade policy or otherwise. In addition, changes in international trade agreements, regulations, restrictions and tariffs, including new tariffs, may increase our operating costs, reduce our margins and make it more difficult for us to compete in the U.S. and overseas markets, and our business, financial condition and results of operations could be adversely impacted.

We may take actions to mitigate the impact of such tariffs, however, there is no assurance that all such efforts will be successful. The inability to mitigate the impact of the recently enacted tariffs would increase our costs, and our business, financial condition and results of operations could be adversely affected.

Tariffs and other trade restrictions may have an adverse impact on our business, operations and financial results.

We source materials from, and manufacture products in, foreign countries, including countries in Asia, and we also sell products in foreign countries. As a result, the price and availability of our products is susceptible to international trade risks and other international conditions. For example, any economic and political uncertainty caused by the tariffs imposed on goods from other countries by the current administration of the United States, and any corresponding tariffs or currency devaluations from other countries in response, may negatively impact demand and/or increase the cost for certain of our products. Furthermore, the imposition of additional tariffs, duties, border adjustment taxes or other trade restrictions by the United States could result in the adoption of additional or increased tariffs or other trade restrictions by other countries. Tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers, which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of tariffs and may result in lowering our margin on products sold. In sum, if the United States increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. The volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. We are not able to predict future trade policy of the United States or of any foreign countries in which we operate or purchase goods, or the terms of any trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.

Our acquisition of Wattbike exposes us to distinct international trade and potential supply chain risks associated with its UK-based operations.

Wattbike, which we acquired in July 2025 and which accounted for approximately 71% of our revenue for the year ended December 31, 2025, is headquartered in the United Kingdom. Therefore our business is subject to trade, regulatory, and currency risks that differ from those associated with our US-based operations.

In addition, changes in the trade relationship between the United States and the United Kingdom, including the potential imposition of US tariffs on UK-origin goods, could increase the cost of importing Wattbike products into the United States or reduce demand from US-based customers. Similarly, any retaliatory trade measures imposed by the UK or EU in response to US trade policy could affect our ability to sell products in those markets at competitive prices.

Wattbike's revenues and costs are primarily denominated in British pounds sterling. Fluctuations in the exchange rates between British pounds sterling and the US dollar can affect the reported value of Wattbike's revenues, expenses, and assets in our consolidated financial statements. We may not be able to fully hedge against these currency risks, and significant adverse currency movements could have a material impact on our results of operations and financial condition.

If any of these risks materialize, they could have a disproportionate effect on our overall business given Wattbike's current contribution to our revenue, and our business, financial condition, and results of operations could be materially adversely affected.

Wattbike's operations are based in the United Kingdom and expose us to distinct legal, regulatory, employment, and operational risks that materially differ from those of our U.S.-based businesses.

Wattbike operates primarily from its facility in the UK, and as of December 31, 2025, 47 of our 72 full-time employees were employed at our Wattbike subsidiary. Operating a business in the United Kingdom subjects us to a distinct regulatory and legal environment, including:

•
Employment law. UK employment law provides employees with materially greater statutory protections than U.S. law, including rights relating to unfair dismissal, redundancy payments, and working time regulations. Any restructuring, headcount reduction, or change in working conditions at Wattbike would need to comply with UK employment law requirements, which may be more costly and time-consuming than comparable actions in the United States. Although we are not currently party to any collective bargaining agreements, we may still be impacted by changes in UK labor regulations or workforce organization.
•
Data protection. Wattbike's operations are subject to the UK GDPR and the Data Protection Act 2018, which impose obligations regarding the collection, storage, and processing of personal data. These requirements may diverge from U.S. data protection standards over time, creating additional compliance complexity as we operate across jurisdictions. Non-compliance could result in regulatory investigations, fines, or enforcement actions by the UK Information Commissioner's Office.
•
UK regulatory environment. Wattbike's products sold in the United Kingdom and European Union must comply with applicable product safety, conformity, and labeling standards, including UK Conformity Assessed and CE marking requirements. Post-Brexit divergence between UK and EU regulatory frameworks may require Wattbike to maintain separate compliance processes for the UK and EU markets, increasing the cost and complexity of product compliance.
•
Post-Brexit trade dynamics. The UK's exit from the European Union has introduced customs requirements, tariff-rate quotas, and regulatory divergence in UK-EU trade flows. To the extent Wattbike sells into or sources from EU member states, it is subject to these additional frictions, which may increase costs, extend lead times, and create operational complexity that did not exist prior to Brexit.

If we are unable to manage these UK-specific regulatory and operational requirements effectively, or if changes in applicable UK law or regulation increase our compliance burden, our business, financial condition, and results of operations could be adversely affected.

Risks Related to Regulatory Matters

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.

We are subject to a wide variety of laws, regulations, and standards in the United States and other jurisdictions governing issues such as worker classification, labor and employment, anti-discrimination, automatically renewing subscription payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, warranties, product defects, maintenance and repairs, personal injury, membership services, intellectual property, consumer protection, taxation, privacy, data security, competition, terms of service, mobile application accessibility, insurance, payment processing, environmental, health and safety, background checks, public health, anti-corruption, anti-bribery, import and export restrictions, trade and economic sanctions, foreign ownership and investment, foreign exchange controls, and delivery and installation of goods are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

Fitness equipment sold for home use, such as our CLMBR, FORME Studio and FORME Studio Lift products, is regulated in the United States by the Consumer Product Safety Commission (“CPSC”) under the Consumer Product Safety Act (“CPSA”). Safety-related information that we learn about our CLMBR, FORME Studio and FORME Studio Lift from any source-including, but not limited to, internal testing, third-party testing, our customer service channels, our social media accounts, customer reviews, investigative and news reports, and direct notices from the CPSC may trigger reporting obligations under the CPSA that could lead to product safety investigations, corrective actions including consumer-level recalls, enforcement actions, and civil or criminal penalties. The outcome of any such actions mandated by or entered into voluntarily with CPSC may have adverse business, financial, legal, reputational, and other consequences to our business.

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

In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements. While we do not currently incorporate any encryption technology in our products and services, if and when such laws become applicable to us it could limit our ability to distribute our products or could limit our users’ ability to access our products in those countries. Further, if changes in our products and services result in such laws becoming applicable to us (for example, if we were to incorporate encryption technology into our products and services), future changes in the export and import control regulations of the United States or other countries may prevent members from utilizing our products globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

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

As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which have caused us to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and Nasdaq, and compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to the delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We intend to hire additional accounting and finance personnel with system implementation experience and expertise regarding compliance with the Sarbanes-Oxley Act. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of additional material weaknesses in our internal control over financial reporting. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

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

Although our Common Stock is currently listed on Nasdaq, an active market in the Common Stock may not develop or, if it does develop, it may not be sustainable or liquid enough for stockholders to sell their shares at or above the purchase price paid for such shares, or at all. Our common stock is currently trading well below the initial public offering price per share.

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
•
sales of shares of our Common Stock by us or our stockholders, or the perception that such sales may occur; and
•
other events or factors, including those resulting from macroeconomic conditions, geopolitical crises, outbreak of hostilities or acts of war such as the Russian invasion of Ukraine and the Israel-Hamas war, incidents of terrorism, global pandemics such as the COVID-19 pandemic and similar events, as well as responses to these or similar events.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The price of our Common Stock has been volatile and has declined significantly since our initial public offering and has traded at prices as high as $34,000.00 per share to as low as $0.95 per share. If we do retain a listing on Nasdaq and if the price of our Common Stock is less than $5.00, the Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Common Stock, and therefore stockholders may have difficulty selling their shares.

Substantial future sales of our Common Stock could cause the market price of the Common Stock to decline.

The market price of the Common Stock could decline as a result of the substantial sales of the Common Stock by the below selling stockholders.

During the year ended December 31, 2025, we issued 8,215 shares of Common Stock and in January and February of 2026 we issued 290,000 shares of Common Stock with an aggregate value of $3.2 million pursuant to an At The Market Offering Agreement with H.C. Wainwright & Co., LLC, dated as of May 17, 2024.

During the year ended December 31, 2025 we issued 234,407 shares of Common Stock in connection with the conversion of convertible notes and settlement of other debt and accounts payable. In January and February of 2026, we issued 1,436,900 shares of Common Stock in connection with the conversion of convertible notes and other indebtedness.

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

From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we release such information is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and investors may publish expectations regarding our business, financial condition, and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of the Common Stock is likely to decline.

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
•
provide that our directors may be removed “for cause” and only with the approval of at least 66 2/3% of the voting power of our outstanding shares of capital stock;
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any interested stockholder for a period of three years following the date on which such stockholder became an interested stockholder. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Any delay or prevention of a change of control transaction or changes in our management could cause our stock price to decline or could prevent or deter a transaction that you might support.

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

The United States has previously experienced high levels of inflation. If inflation rates begin to increase once again, it will likely affect our expenses, including, but not limited to, employee compensation expenses, increased manufacturing and supplier costs, and increasing market prices of certain components, parts, supplies, and commodity raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. As a result of inflationary pressures, we have experienced general price increases in the cost of components and parts used in our products and in our manufacturing and logistical costs, which in turn has increased our overall operating costs. We have not taken any specific measures to mitigate inflationary pressures to date; however, we may in the future consider or implement such measures, including price increases for our products and services, changes to our pricing model, or reducing other operating and personnel costs. We cannot predict the impact of any actions we may take in response to such pressures on our business, financial condition, and results of operations. Any attempts to offset cost increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates, reduces discretionary spending, and has other adverse effects on the markets, it may adversely affect our business, financial condition and results of operations. Given our limited operating history, we cannot predict how ongoing recessionary or inflationary pressures may impact our business, financial condition, and results of operations in the future, including with respect to our manufacturing and logistics costs, our pricing models, and our customers’ ability to obtain financing for the purchase of our products. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results. See “- Risks Related to Suppliers, Manufacturers, and Other Ecosystem Partners - Our manufacturing partners and our sole supplier are located in Taiwan, which exposes us to various risks, including due to tensions between Taiwan and mainland China.”

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

We may pursue in the future acquisitions of businesses and assets, as well as technology licensing arrangements, that we believe will complement our products or technologies. For example, in October 2023, we entered into the Asset Purchase Agreement with CLMBR and CLMBR1, LLC (the "Sellers") to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers, which was amended and restated on January 22, 2024 (see Note 24 to our consolidated financial statements included elsewhere in this annual report on Form 10-K). We also may pursue strategic alliances that leverage our core technologies and industry experience to expand our product offerings or distribution, or make investments in other companies. Any acquisition involves a number of risks, many of which could harm our business, or materially impact our stock price, including:

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
•
the dilutive effect on our Common Stock resulting from any acquisitions financed through the issuance of equity;
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

To finance any acquisitions or investments, we may choose to issue equity or equity-linked securities as consideration, which could dilute the ownership of our stockholders, with such dilution being potentially material. If the price of our Common Stock is low or volatile, we may not be able to acquire other companies for equity or equity-linked consideration. In addition, newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. Additional funds for acquisitions also may not be available on terms that are favorable to us, or at all.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract or retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other officers and key personnel, including Trent A. Ward, our co-founder and Chief Executive Officer, who are critical to the development of our business, future vision, and strategic direction. Mr. Ward is our principal executive officer and is expected to continue to hold for the foreseeable future, primary and ultimate responsibility, authority, and operational decision-making functions over the principal operations, business units, and functions of the Company, including all significant policymaking authority. As a result, the loss of Mr. Ward’s services for any reason would likely materially and adversely affect or business. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time and with little or no notice. The loss of one or more of our executive officers or other key employees could have an adverse effect on our business, financial condition, and results of operations.

We have not entered into non-competition agreements with our executive officers and other key personnel during the course of their employment with us. As a result, such personnel are not contractually prohibited from working with or for our competitors after leaving our employment or from engaging in other business endeavors which are, may be perceived as, or may become, competitive to our business. The loss of the services of our executive officers and other officers and key personnel to our competitors may harm our reputation, brand, our competitive position, and our business. Furthermore, members of our management team or other personnel may engage in other business endeavors in addition to and outside of their employment with us. As a result, although members of our management team are full-time employees of ours and have been, and are expected to be, fully committed and focused on our business, they are not obligated to commit their time and attention exclusively to our business. Accordingly, their attention to our business may be diverted from time to time or they may encounter conflicts of interest in allocating their time and resources between us and other business endeavors in which they are engaged.

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

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered into, and intend to enter into, agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in connection with any action, proceeding, or investigation. Such provisions in our amended and restated bylaws and our indemnification agreements may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. See “Management-Indemnification and Insurance.”

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

We and our manufacturing partners have operations located in areas that are in active earthquake zones or are subject to wildfires, floods, hurricanes, and other natural disasters. For example, we engage in content production activities in Southern California and our manufacturing partners are located in Taiwan. In addition, man-made actions or other events, such as power outages, acts of war, terrorism, or other outbreak of hostilities, malicious computer viruses and pandemics or other widespread public health crises and disease outbreaks could cause disruptions in our business.

In the event of any such catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security or loss of critical data, any of which could have an adverse effect on our business, financial condition, and results of operations. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, financial condition, and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’ and manufacturers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations that store significant inventory of our products, that house our servers, or from which we generate content. As we rely heavily on our computer and communications systems and the internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our suppliers’ and manufacturers’ businesses, which could have an adverse effect on our business, financial condition, and results of operations.

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

Item 2. Properties.

Our corporate headquarters is located in Austin, Texas, where we hold a lease that has a monthly fee of $99 and variable cost based on usage. This facility is primarily used for engineering, sales and marketing, and other general business purposes. We also have a small office in Taiwan that is primarily used for supply chain and manufacturing purposes. Wattbike leases approximately 9,556 square feet of office space in Nottingham, UK with annual rent of approximately $68,000. The lease term for our CLMBR studio in Denver, CO that was primarily used to facilitate live classes on a weekly basis expired in January 2026 and was not renewed.

We believe that our existing facilities are sufficient for our current needs. We may in the future add new facilities or expand our existing facilities as we continue to add employees and grow our business. We believe that new spaces will be available at reasonable terms in the future in order to meet our needs.

Item 3. Legal Proceedings.

The Company purchased substantially all of the assets of CLMBR, Inc. (“CLMBR, Inc.”) in February 2024. On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR, Inc. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR, Inc. (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR, Inc. and DK City and was resolved prior to the Company’s purchase of CLMBR, Inc. On June 25, 2024, CLMBR, Inc. and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company was required to make certain payments to DK City, CLMBR, Inc. and the Company would be released from liability, and the Petition would be voluntarily dismissed without prejudice. The Company subsequently defaulted on this agreement due to not complying with the payment plan, and on September 22, 2025 a new petition was filed alleging breach of the negotiated settlement. The complaint seeks damages in the amount of $2.0 million, plus statutory interest and attorneys' fees. The Company has admitted liability, and the parties have requested a Magistrate Judge settlement conference. The plaintiff has filed a motion for summary judgment, but the parties are engaged in settlement discussions.

Total remaining payments as of December 31, 2025 of $2.1 million, including accrued interest, are reflected in Accrued Expenses and other current liabilities in the accompanying consolidated balance sheet.

On or about February 20, 2025, the Company was sued in the Superior Court of Massachusetts, Suffolk County, by one of its former financial services consultants (“the Plaintiff”), alleging a breach of an agreement between the parties for financial services Plaintiff allegedly provided to the Company. The dispute was fully and amicably resolved and on June 12, 2025, the parties filed a joint stipulation of dismissal with prejudice and settlement amount was $2.2 million. The current portion of the total remaining payments as of December 31, 2025 of $0.3 million is included in accrued expenses and other current liabilities and the non-current portion of $1.8 million is included in other long term liabilities in the condensed consolidated balance sheet.

From time to time, we may become involved in additional regulatory investigations or legal proceedings arising in the ordinary course of our business. With respect to the matters described above, and in particularly the DK City matter in which the Company has acknowledged a payment default, we cannot provide assurance as to the ultimate outcome. An adverse disposition of any pending matter could have a material adverse effect on our business, financial condition or results of operations because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Stock Market on April 28, 2023 under the symbol “TRNR.” Prior to that time, there was no established public trading market for our common shares.

Authorized Capital

As of December 31, 2025, the Company is authorized by its Certificate of Incorporation to issue an aggregate of 900,000,000 shares of Common Stock, and 200,000,000 shares of blank check preferred, of which 10,000,000 shares are designated as Series A Convertible Preferred Stock, 1,500,000 shares are designated as Series B Preferred Stock, 5,000,000 shares are designated as Series C Preferred Stock and 1,300,000 shares are designated as Series E Preferred Stock. As of December 31, 2025, 307,516 shares of Common Stock were issued and outstanding, 4,414,775 shares of Series A Convertible Preferred stock were issued and outstanding, 408,775 shares of Series B Preferred Stock were issued and outstanding, 1,534,921 shares of Series C Preferred Stock are issued and outstanding and 1,300,000 shares of Series E Preferred Stock are issued and outstanding.

Holders of Our Common Stock

As of December 31, 2025, there were approximately 20 registered holders of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, and other factors our board of directors may deem relevant. Series A Preferred Stock and Series C Preferred Stock, are entitled to dividends which would be accrued as set forth in the certificate of designations for Series A Preferred Stock and Series C Preferred Stock. Further, our current and any future debt facilities we may enter into may contain restrictions on our ability to pay dividends or make distributions, and any new credit facilities we may enter into may contain similar restrictions.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the fiscal year ended December 31, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 included elsewhere in this annual report on Form 10-K. Historic results are not necessarily indicative of future results. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” section to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this annual report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

Overview

Interactive Strength Inc. is the parent company of three leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training; Wattbike, CLMBR and FORME. Wattbike, acquired in July of 2025, offers a range of high-performance indoor bikes that set the global standard in cycling. Known for unmatched accuracy, realistic ride feel, and advanced performance tracking, Wattbike is trusted by elite athletes, national teams, and fitness enthusiasts around the world. CLMBR offers a premium vertical climbing experience through its patented open-frame design and immersive touchscreen, delivering a high-intensity, low-impact workout that’s both efficient and effective. FORME delivers strength, mobility, and recovery training through immersive content, performance-grade hardware, and expert coaching. Its wall-mounted systems include the Studio, a smart fitness mirror for guided programming and live 1:1 personal training, and the Lift, which adds smart resistance cable training—ideal for high-performance environments and sport-specific development. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. Wattbike, CLMBR and FORME each offer unique fitness solutions for both the commercial and at-home markets.

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
•
July 2025 - Acquired all of the outstanding equity interests of Wattbike (Holdings) Limited ("Wattbike").
•
March 2026 - Acquired all of the outstanding equity interests of Ergatta, Inc. ("Ergatta")

Our revenue is primarily generated from the sale of our connected fitness hardware products and associated recurring membership revenue.

During the years ended December 31, 2025 and 2024, we generated total revenue of $11.5 million and $5.4 million, respectively, and incurred net losses of $24.0 million and $34.9 million, respectively. As we generated recurring net losses and negative operating cash flow since inception, we have funded our operations primarily with gross proceeds from the issuance of convertible notes, the issuance of promissory notes to unrelated and related parties, and the issuance of common stock.

Business Model and Growth Strategy

Acquire complementary businesses that generate attractive synergies

We acquired CLMBR, Inc. in February 2024 and Wattbike on July 1, 2025. In addition, on March 11, 2026, we completed the acquisition of Ergatta, a connected fitness company that is considered a pioneer in game-based connected fitness. We expect that we will be able to acquire additional revenue-generating businesses, which would generate higher earnings and cashflows through synergies with our existing business. Our team brings significant experience with M&A transactions and we are one of the few companies in our industry with publicly traded equity securities, which we believe makes us an attractive acquirer.

Leverage well established equipment distributors to scale in commercial channels

We have high value partnerships with numerous fitness equipment distributors around the world, including Woodway, to sell CLMBR, FORME and Wattbike products into a variety of commercial environments. These relationships allow us to leverage the sales knowledge, relationships and specialization of third parties to accelerate our sales initiatives. Importantly, this construct allows us to make the vast majority of our sales related expenses variable, as we typically pay commissions only when units are sold.

Expand into new geographies

We intend to expand the international reach of our existing brands by leveraging in-market relationships and sales infrastructure across the brands in our portfolio. For example, with Wattbike, which is based in the United Kingdom, we are currently evaluating potential expansion of that brand in the US, where FORME, CLMBR and Ergatta have well established routes to market in both commercial and residential markets, although we have not yet made any definitive plans regarding such expansion or the potential timing thereof. We plan to pursue disciplined international expansion by targeting countries with sound macroeconomic conditions, favorable growth trends and stable regulatory environments, and importantly, those where we have footholds and low risk routes to market through our existing brand relationships and in market presence.

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

Expand B2B Channel

We intend to expand our sales and marketing efforts into a variety of light commercial settings, including multifamily buildings, hotels, country clubs, universities and performance centers.

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
•
Our membership revenue is largely dependent on our ability to sell our Ergatta, Wattbike, CLMBR and FORME Studio equipment and if sales of such equipment decline, our membership revenue would decline, and it would materially and negatively affect our future revenue and results of operations. Similarly, we may be unable to attract and retain members, which could have an adverse effect on our business and rate of growth.
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

We have experienced, and expect to continue to experience, some disruptions to parts of our supply chain, including procuring necessary components or parts in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components or parts for our fitness equipment, and has impacted, and could in the future impact, our ability to timely deliver our products to customers. While these supply chain disruptions have resulted in operational challenges, including extended customer order lead times and periodic product allocation, they have not had a material adverse effect on our revenue or liquidity or capital resources for the year ended December 31, 2025, and we have not implemented any significant mitigation efforts to date as a result. However, we cannot predict the impact to us of any future or prolonged supply chain disruptions or any mitigation efforts we may take going forward. For example, as a result of these supply chain disruptions, we may be required to increase customer order lead times and place some products on allocation. In addition, we may consider additional or alternative third-party manufacturing and logistics providers or suppliers. Such mitigation efforts may result in cost increases and any attempts to offset such increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Further, if we were to elect to transition or add manufacturing or logistics providers or suppliers, it may result in temporary or additional delays in product delivery or risks related to consistent product quality or reliability. This in turn may limit our ability to fulfill customer orders and we may be unable to satisfy all of the demand for our products. We may in the future also purchase components further in advance, which in return can result in less capital being allocated to other activities such as marketing and other business needs. We cannot quantify the impact of such disruptions at this time or predict the impact of any mitigation efforts we may take in response to supply chain disruptions on our business, financial condition, and results of operations.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

Some of the estimates and assumptions we have to make under U.S. GAAP require very difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, we have identified those as critical accounting estimates, which are considered critical to an understanding of our historical financial condition and results of operations and are reasonably likely to have a material impact on our future results of operations and financial condition. Critical accounting estimates include those used in estimating the fair value of our convertible notes, warrants issued in conjunction with the issuance of such convertible notes, assumptions used in determining the valuation allowance for our deferred tax assets and the impairment of goodwill and intangible assets and estimates and assumptions used in determining the fair value of consideration paid and liabilities assumed in business combinations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements.

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. Our financial instruments that are carried at fair value in our consolidated financial statements consist of convertible notes, warrants and embedded derivative liabilities associated with the issuance of convertible notes and contingent consideration related to acquisition transactions. The fair value of these instruments that are measured at each accounting period are generally determined using Monte Carlo simulations or discounted cash flow analyses and are largely based on unobservable inputs to the valuation methodology (Level 3 inputs - see Note 13 to the Consolidated Financial Statements).

Goodwill and Intangible Assets

Our annual goodwill impairment assessment at December 31, 2025 was performed based on our determination that Wattbike, CLMBR and FORME comprise a single reporting unit based on the guidance provided in Accounting Standards Codification ("ASC") 350, and we performed a quantitative analysis using a combination of income and market approaches. Our reporting unit had fair values in excess of their carrying values, resulting in no impairment of goodwill.

We estimate the fair value of intangible assets acquired in business combinations based on an income approach. Where applicable, we utilize the relief-from-royalty method, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates for this category of intellectual property, discount rates and other variables. For the periods presented, we did not recognize any impairment of intangible assets.

Contingent Consideration

In accordance with ASC 805, Business Combinations, a liabilities for contingent consideration assumed in business acquisitions are recorded at fair value at the date of acquisition, with changes in the fair value recorded through earnings at each reporting period. We assess the fair value of this liability based on our estimate of the likelihood that sales projections will be achieved and that the contingent payment will be earned. For the years ended December 31, 2025 and 2024, we recorded gains on changes in fair value of contingent consideration of $0.2 million and $1.3 million, respectively.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for some of our convertible notes that were issued in 2025 and 2024 (see Note 11 to the Consolidated Financial Statements). In accordance with ASC Topic 825, we record these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The convertible notes for which we elected the fair value option are valued using a discounted cash flow analysis or Monte Carlo Simulation model, and the assumptions used therein are discussed in Note 13 to the Consolidated Financial Statements. For the years ended December 31, 2025 and 2024, we recognized a gain (loss) on changes in fair value of convertible notes of $28.6 million and ($0.1 million), respectively.

Warrants and Derivative Liabilities

In connection with convertible notes that we issued in 2025 for which we did not elect the fair value option, we issued warrants to purchase our Common Stock which did not meet the requirements for equity classification, and are therefore classified as long-term liabilities in the accompanying consolidated balance sheets with changes in fair value recognized in earnings at each reporting period. We generally utilize a Black-Scholes option pricing model to determine the fair value of these liabilities, and for the years ended December 31, 2025 and 2024, we recognized gains on changes in fair value of warrants of $2.8 million and $9.3 million, respectively.

We also recognized derivative liabilities related to these convertible notes for the embedded conversion options contained in the notes, which are also measured at fair value with changes in fair value recorded in earnings in each reporting period. The fair value of these liabilities are generally determined using a Monte Carlo Simulation model, and the key inputs into the model are disclosed in Note 13 to the consolidated financial statements. For the years ended December 31, 2025 and 2024, we recognized a gain and loss on changes in fair value of derivatives of $0.5 million and $0.5 million, respectively.

Income Taxes

We maintain a full valuation allowance against all of our net deferred tax assets, and as a result we have historically not recorded an income tax benefit in the accompanying consolidated financial statements despite continued losses since inception. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. Evaluation of these factors requires our management to make certain estimates, assumptions and judgments. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets, and we consider cumulative losses in recent years to be a significant type of negative evidence. As of December 31, 2025 and 2024, we determined that it is more-likely-than-not that our federal and state deferred tax assets will not be realized.

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

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable, we have early adopted certain standards as described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Components of Our Operating Results

Revenue

Connected Fitness Products

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 90% and 74% of total revenue for the years ended December 31, 2025 and 2024, respectively.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 6% and 15% of total revenue for the years ended December 31, 2025 and 2024, respectively.

Training

Training revenue consists of sales of our personal training services delivered through our connected fitness products, in-person classes and third-party mobile devices. Training revenue is recognized at the time of delivery. Training revenue represented 4% and 12% of total revenue for the years ended December 31, 2025 and 2024, respectively.

Cost of Revenue

Connected Fitness Product

Connected Fitness Product cost of revenue consists of Wattbike, CLMBR, Studio and Studio Lift and accessories product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management and facilities expenses associated with supply chain logistics.

Membership

Membership cost of revenue includes costs associated with personnel related expenses, filming and production costs, hosting fees, music royalties, amortization of capitalized content and amortization of capitalized software development costs.

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

Sales and Marketing

Sales and marketing expense consists of performance marketing media spend, asset creation, other brand creative expenses, all showroom expenses and related lease payments and sales and marketing personnel-related expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expenses also include fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance.

We expect to incur additional general and administrative expenses as a result of operating as an acquisition-focused public company, including expenses related to compliance and reporting obligations required of public companies, and increased costs for insurance, investor relations expenses, and professional services. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue, but we expect to leverage these expenses over time as we grow our revenue and member base.

Other (Expense) Income, Net

Other (expense) income, net consists of expenses associated with the issuance of convertible notes that were recognized at fair value, unrealized currency gains and losses, loss on exchange of warrants for equity, and fair value of issuance of Loss Restoration Agreement derivative.

Interest Expense

Interest expense consists of interest associated with our convertible notes and loans payable.

Interest Income

Interest income consists of interest associated with the loan receivable.

(Gain) loss upon extinguishment of debt and accounts payable

(Gain) loss on debt extinguishment and accounts payable is primarily the result of gains or losses incurred upon conversion of convertible notes and loans payable into equity, or an exchange of debt instruments.

Loss on issuance of warrants

Loss on issuance of warrants consists of fair value of issuance of warrants issued in connection with Registered Direct Offering and Best Efforts Offering.

Change in Fair Value of Convertible Notes

The change in fair value of convertible notes consists of the change in the fair value of the outstanding convertible notes since the previous reporting period.

Change in Fair Value of Earn Out

The change in fair value of earn out consists of the change in the fair value of outstanding contingent consideration liabilities since the previous reporting period.

Change in Fair Value of Derivatives

The change in fair value of derivatives consists of the change in the fair value of the outstanding derivatives since the previous reporting period.

Change in Fair Value of Warrants

The change in fair value of warrants consists of the change in the fair value of the outstanding warrants notes since the previous reporting period.

Change in Fair Value of Digital Assets

Change in fair value of digital assets consists of the subsequent remeasurement of our digital assets measured at fair value based on quoted prices on active exchanges (see Note 7 to the Consolidated Financial Statements).

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented.

Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		Change
	2025	2024	Amount	%
Revenue:	(in thousands)		(in thousands)
Fitness product revenue	$10,338	$3,973	$6,365	160%
Membership revenue	731	783	(52)	(7%)
Training revenue	461	624	(163)	(26%)
Total revenue	11,530	5,380	6,150	114%
Cost of revenue:
Cost of fitness product revenue (2)	(7,898)	(3,798)	(4,100)	108%
Cost of membership (2)	(1,517)	(3,318)	1,801	(54%)
Cost of training	(1,202)	(1,042)	(160)	15%
Total cost of revenue	(10,617)	(8,158)	(2,459)	30%
Gross profit (loss)	913	(2,778)	3,691	(133%)
Operating expenses:
Research and development (1)	2,918	6,988	(4,070)	(58%)
Sales and marketing (1) (2)	2,268	1,080	1,188	110%
General and administrative (1) (2)	15,585	18,339	(2,754)	(15%)
Total operating expenses	20,771	26,407	(5,636)	(21%)
Loss from operations	(19,858)	(29,185)	9,327	(32%)
Other income (expense), net:
Other expense, net:	(1,004)	(956)	(48)	5%
Interest expense	(11,781)	(7,727)	(4,054)	52%
Interest income	1,552	—	1,552	100%
Loss on issuance of warrants	—	(5,551)	5,551	(100%)
Gain (loss) upon extinguishment of debt and accounts payable	2,702	(1,527)	4,229	(277%)
Change in fair value of convertible notes	28,628	(128)	28,756	(22,466%)
Change in fair value of earn out	241	1,300	(1,059)	(81%)
Change in fair value of derivatives	482	(460)	942	(205%)
Change in fair value of digital assets	(27,743)	—	(27,743)	(100%)
Change in fair value of warrants	2,813	9,300	(6,487)	(70%)
Total other income (expense), net	(4,110)	(5,749)	1,639	(29%)
Loss before provision for income taxes	(23,968)	(34,934)	10,966	(31%)
Income tax benefit (expense)	—	—	—	-
Net loss	$(23,968)	$(34,934)	$10,966	(31%)
(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands)		(in thousands)
Research and development	$894	$3,805	$(2,911)	(77%)
Sales and marketing	—	26	(26)	(100%)
General and administrative	2,185	6,421	(4,236)	(66%)
Total stock-based compensation expense	$3,079	$10,252	$(7,173)	(70%)

For the years ended December 31, 2025 and 2024, $0.4 million and $0.6 million, respectively, of stock-based compensation was capitalized as internally developed software costs.

(2)
Includes depreciation and amortization expense as follows:

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands)		(in thousands)
Cost of membership	$1,517	$3,311	$(1,794)	(54%)
Cost of fitness product revenue	599	567	32	6%
General and administrative	646	2,122	(1,476)	(70%)
Sales and marketing	655	480	175	36%
Total depreciation and amortization expense	$3,417	$6,480	$(3,063)	(47%)

Revenue

	Year Ended December 31,
	2025	2024	Amount	% Change
Revenue:	(in thousands)
Fitness product	$10,338	$3,973	$6,365	160%
Membership	731	783	(52)	(7%)
Training	461	624	(163)	(26%)
Total revenue	11,530	5,380	6,150	114%
Percentage of revenue
Fitness product	90%	74%
Membership	6%	15%
Training	4%	12%
Total	100%	100%

Our consolidated revenue increased by $6.2 million, or 114%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was mainly due to the acquisition of Wattbike on July 1, 2025. Wattbike revenues from the acquisition date totaled $8.2 million, or 71% of our consolidated revenue for fiscal 2025.

Fitness product revenue increased by $6.4 million, or 160%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to the acquisition of Wattbike.

Membership revenue decreased by $0.1 million, or 7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to a focus on connected hardware product sales in the commercial channel where subscription attach rates tend to be lower. We expect significant increases in membership revenue in 2026 as a result of the Ergatta acquisition.

Training revenue decreased by $0.2 million, or 26%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to declines training revenue associated with Forme Connected Fitness products.

Cost of Revenue and Gross Profit (Loss)

	Year Ended December 31,
	2025	2024	Amount	% Change
Cost of Revenue:	(in thousands)
Fitness product	$7,898	$3,798	$4,100	108%
Membership	1,517	3,318	(1,801)	(54%)
Training	1,202	1,042	160	15%
Total cost of revenue	10,617	8,158	2,459	30%
Gross Profit (Loss):
Fitness product	2,440	175	2,265	1294%
Membership	(786)	(2,535)	1,749	(69%)
Training	(741)	(418)	(323)	77%
Total gross profit (loss)	913	(2,778)	3,691	(133%)
Gross Margin:
Fitness product	24%	4%
Membership	(108%)	(324%)
Training	(161%)	(67%)
Total	8%	(52%)

Fitness product cost of revenue for the year ended December 31, 2025 increased by $4.1 million, or 108%, compared to the year ended December 31, 2024. The increase is due to the acquisition of Wattbike.

Membership cost of revenue for the year ended December 31, 2025 decreased by $1.8 million, or 54%, compared to the year ended December 31, 2024. The decrease is primarily related to the reduction in amortization of content costs and capitalized software.

Training cost of revenue for the year ended December 31, 2025 increased by $0.2 million, or 15%, compared to the year ended December 31, 2024. The increase is primarily attributable to increased compensation expense for our trainers and higher rent expense.

For the year ended December 31, 2025, we had gross profit of $0.9 million, as compared to a gross loss of $2.8 million for the year ended December 31, 2024. The improvement is due to the acquisition of Wattbike, which accounted for 71% of our fiscal 2025 revenue despite having been acquired on July 1, 2025. We expect further improvements in gross profit and gross margin in 2026 with a full year of Wattbike operations and the Ergatta acquisition completed in early 2026, which we expect to be accretive to earnings.

Operating Expenses

	Year Ended December 31,		Change
	2025	2024	Amount	%
Operating Expenses:	(in thousands)
Research and development	$2,918	$6,988	$(4,070)	(58%)
Sales and marketing	2,268	1,080	1,188	110%
General and administrative	15,585	18,339	(2,754)	(15%)
Total operating expenses	$20,771	$26,407	$(5,636)	(21%)

Research and Development

Research and development expense which includes engineering expenses, decreased by $4.1 million, or 58%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily due to decreases in stock-based compensation expense of $2.9 million, other personnel-related expenses of $1.1 million and a $0.2 million decrease in third-party engineering services, partially offset by Wattbike R&D expenses of $0.2 million.

Sales and Marketing

Sales and marketing expense increased by $1.2 million, or 110%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase is primarily due to sales and marketing expenses associated with Wattbike in the amount of $1.3 million, with no comparable amount in 2024, partially offset by a decrease in promotional expenses of $0.1 million.

General and Administrative

General and administrative expense decreased $2.8 million, or 15%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was due primarily to a decrease of $4.2 million in stock-based compensation expense and decreases in amortization expense of $1.5 million due to assets becoming fully depreciated, partially offset by expenses associated with Wattbike of approximately $2.2 million and increased transaction fees, largely due to the Wattbike acquisition, of $0.9 million.

Other (Expense) Income, net

	Year Ended December 31,		Change
	2025	2024	Amount	%
Other income (expense), net	(in thousands)
Other (expense) income, net:	$(1,004)	$(956)	$(48)	5%
Interest expense	(11,781)	(7,727)	(4,054)	52%
Interest income	1,552	—	1,552	100%
Loss on issuance of warrants	—	(5,551)	5,551	(100%)
Gain (loss) upon extinguishment of debt and accounts payable	2,702	(1,527)	4,229	(277%)
Change in fair value of convertible notes	28,628	(128)	28,756	(22466%)
Change in fair value of earn out	241	1,300	(1,059)	(81%)
Change in fair value of derivatives	482	(460)	942	(205%)
Change in fair value of digital assets	(27,743)	—	(27,743)	100%
Change in fair value of warrants	2,813	9,300	(6,487)	(70%)
Total other income (expense), net	$(4,110)	$(5,749)	$1,639	(29%)

Other (Expense) Income, net

Other expense, net, for the year ended December 31, 2025 is mainly comprised of $0.9 million of issuance costs related to the June 2025 Convertible Exchangeable Notes, which were recorded at fair value (see Note 11 to the Consolidated financial statements). Other expense, net, for the year ended December 31, 2024 was primarily attributable to the loss on issuance of common stock to a lender in connection with entering the Equity Line of Credit Agreement of $0.4 million, loss on exchange of warrants issued for equity with the 2023 Convertible Note lender of $0.3 million and foreign currency exchange losses of $0.3 million.

Interest (Expense)

Interest expense increased by $4.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in interest expense is mainly due to the overall increase in 2025, specifically the $14.2 million of Senior Secured Convertible Notes issued in 2025 (see Note 11 to the Consolidated Financial Statements), all of which were issued with a 10% original issue discount and carry a stated interest rate of 12%.

Interest Income

Interest income of $1.6 million for the year ended December 31, 2025, with no comparable amount for 2024, is attributable to the loan agreement entered into with Sportstech in January 2025 (see Note 25 to the Consolidated Financial Statements).

Loss on issuance of warrants

During the year ended December 31, 2024, we recorded a loss related to the fair value of warrants issued in connection with several equity offerings undertaken by the Company, with no comparable amount for the year ended December 31, 2025.

Gain (Loss) on extinguishment of debt and accounts payable

The gain on extinguishment of debt and accounts payable of $2.7 million for the year ended December 31, 2025 was primarily comprised of gains on the extinguishment of convertible notes and loans payable that were converted or exchanged for common stock in the amount of $5.6 million and a gain on the settlement of the Loss Restoration Agreement associated with a term loan of $0.2 million, largely offset buy the loss on extinguishment of debt associated with the June 2025 Convertible Exchangeable Notes of $3.2 million (see Note 11 to the Consolidated Financial Statements). Loss on extinguishment of debt and accounts payable for the year ended December 31, 2024 of $1.5 million was a result of the conversion of promissory notes and other debt issued in fiscal 2023 and 2024 into preferred stock.

Change in Fair Value of Convertible Notes

We recorded gains on the change in fair value of convertible notes for the year ended December 31, 2025 of $28.6 million due to the decrease in fair value of these notes, as compared to a loss of $0.1 million for the year ended December 31, 2024.

Change in the Fair Value of Earn out

During the year ended December 31, 2025, we recognized a change in the fair value of the contingent consideration liability related to the Wattbike acquisition in the amount of $0.2 million. During the year ended December 31, 2024, we recognized a change in the fair value of the contingent consideration liability related to the CLMBR acquisition in the amount of $1.3 million.

Change in Fair Value of Derivatives

The gain (loss) on the change in fair value of derivatives for the years ended December 31, 2025 and 2024 of $0.5 million and ($0.5) million, respectively, reflect the changes in fair value of our derivative instruments, which are primarily related to the embedded conversion option in certain notes issued in 2025 and 2024.

Change in Fair Value of Digital Assets

The loss on change in fair value of digital assets in the amount of $27.7 million consists of the subsequent remeasurement of the Company's digital assets acquired in June of 2025 measured at fair value based on quoted prices on active exchanges (see Note 7 to the Consolidated Financial Statements). These assets were liquidated in the fourth quarter of 2025 and we had no digital assets as of December 31, 2025.

Change in Fair Value of Warrants

The gain on change in fair value of warrants in the amount of $2.8 million and $9.3 million for the years ended December 31, 2025 and 2024, respectively, reflect changes in the value of warrants that do not qualify for equity treatment under U.S. GAAP that were granted in connection with the issuance of convertible notes in 2023, 2024 and 2025.

Liquidity and Capital Resources

At December 31, 2025, we had a working capital deficit of $16.6 million, mainly consisting of cash and cash equivalents of $0.5 million, accounts receivable of $2.6 million, inventory of $3.7 million, the Sportstech loan and interest receivable of $6.6 million and other current assets of $1.2 million, more than offset by accounts payable and accrued expenses of $13.8 million, the current portion of convertible notes and loans payable of $15.7 million and other current liabilities of $1.7 million. We have incurred an accumulated deficit of $227.5 million since inception, and we had negative cash flows from operations of $10.4 million and $14.8 million for the years ended December 31, 2025 and 2024, respectively. We have also reported operating losses of $19.9 million and $29.2 million for the years ended December 31, 2025 and 2024, respectively, and net losses of $24.0 million and $34.9 million for the years ended December 31, 2025 and 2024, respectively. We have funded our operations for the last few years through the sale of our debt and equity securities. Our material cash requirements are primarily comprised of:

•
Payments to vendors and professional service providers critical to our operations and our obligations as a public company

•
Cash portions of the purchase price for strategic acquisitions
•
Principal and interest payments on debt scheduled to mature over the next twelve months
•
Obligations under legal settlements
•
Salaries, wages and benefits to employees
•
Sourcing, new product development and commercialization activities for our existing products

As an emerging growth company, we are subject to certain inherent risks and uncertainties associated with the development of an enterprise. Since our inception, substantially all of management’s efforts have been devoted towards the development of its brands and services, their penetration in the marketplace, and the development of a commercial organization, all at the expense of short-term profitability.

In order to execute our growth strategy, we have been heavily dependent on financing from lenders and capital from private and public investors (collectively “outside capital”) since our inception and we expect to remain heavily dependent on outside capital for the foreseeable future until such time that our operations reach a scale of profitability that allows us to fund our obligations with cash inflows from operations. However, management can provide no assurance that we will ever be able to generate sufficient cash inflows to reduce or eliminate its reliance on outside capital.

Our available liquidity to fund our operations over the next twelve months beyond the issuance date was limited to approximately $4.4 million of cash and cash equivalents However, based on our anticipated liquidity needs, the foregoing available liquidity will not be sufficient to meet our obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital, which may not be available on commercially acceptable terms, or at all. The Securities Purchase Agreement that we entered into on January 28, 2025 with an accredited investor allows the investor to purchase up to $20.0 million of additional senior secured convertible notes from us, and we also have an At The Market Offering Agreement in place under which we may issue additional shares of Common Stock of approximately $6.0 million, however these do not represent firm commitments for additional capital. We currently have no firm commitments in place for securing additional outside capital.

Included in our anticipated liquidity needs is approximately $14.8 million of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date, and we do not have sufficient liquidity to repay such debt if a cash settlement is required. In the event we are unable to refinance our outstanding debt, settle some or all of the debt with shares of our common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code. These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Cash Flows

Comparison of the Years Ended December 31, 2025 and 2024

(in thousands)	2025	2024
Net cash used in operating activities	$(10,409)	$(14,812)
Net cash used in investing activities	(53,737)	(1,675)
Net cash provided by financing activities	64,619	16,339
Effect of exchange rate on cash	(99)	286
Net Change In Cash and Cash Equivalents and Restricted Cash	$374	$138

Operating Activities

Net cash used in operating activities was $10.4 million and $14.8 million for the years ended December 31, 2025 and 2024, respectively. The decrease in 2025 is mainly due to more favorable changes in accounts receivable and inventory. The following table illustrates the components of cash used in operating activities:

	Year Ended December 31,
(in thousands)	2025	2024
Net loss	$(23,968)	$(34,934)
Non-cash expenses, gains and losses (a)	10,497	21,638
Changes in accounts receivable	571	(2,049)
Changes in inventory	1,803	1,575
Changes in accounts payable, accrued expenses and other current liabilities	494	(762)
Other, net	194	(280)
Total cash used in operations	$(10,409)	$(14,812)

(a) - includes depreciation and amortization, stock-based compensation, non-cash interest expense and gains and losses on changes in fair value of the Company's financial instruments.

Investing Activities

Net cash used in investing activities of $53.7 million for the year ended December 31, 2025 was mainly comprised of the acquisition digital assets in the net amount of $47.3 million, the loan to Sportstech of $5.0 million, acquisition of software and content of $0.9 million and cash paid, net of cash acquired, for Wattbike of $0.5 million. Cash used in investing activities of $1.7 million for the year ended December 31, 2024 related to the acquisition of CLMBR, Inc. net of cash paid and cash acquired of $1.5 million and acquisition of software and content of $0.2 million.

Financing Activities

Net cash provided by financing activities was mainly comprised of proceeds from the issuance of convertible notes of $63.1 million, proceeds from other loans of $2.0 million and proceeds from the issuance of Common Stock from the At the Market Offering of $1.6 million, partially offset by the repayment of other loans in the amount of $2.0 million and cash settlement on a loss restoration agreement of $0.6 million. Net cash provided by financing activities of $16.3 million for the year ended December 31, 2024 was primarily from the issuance of convertible notes of $4.8 million, proceeds from loans and related party loans of $1.9 million, proceeds from issuance of common stock from equity line of credit $0.4 million, proceeds from common stock offering net of issuance and offering costs of $4.4 million, At the Market Offering proceeds of $8.4 million offset by the payment of loans and related party loans $3.3 million, payment of extension fee with convertible note holder $0.2 million and redemptions on convertible notes $0.2 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

To date, most of our inventory purchases have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Interest rate risk

Substantially all of our outstanding debt instruments have fixed interest rates. As a result, a hypothetical 100 basis point increase in interest rates would not result in a material impact on our cash flows, liquidity or results of operations for the years ended December 31, 2025 and 2024.

Inflation Risk

While inflation has contributed to increased manufacturing and supplier costs, higher component prices and elevated employee compensation expenses for the years ended December 31, 2025 and 2024, we do not believe that these inflationary pressures have had a material effect on our business, financial condition or results of operations. However, if our costs become subject to more significant or sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases or other measures. Our inability or failure to do so could harm our business, financial condition, and operating results.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending December 31, 2025. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the year ended December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, because of the material weaknesses described below.

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

Management concluded that material weaknesses existed as of the year ended December 31, 2025. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

•
Control Environment: The Company lacked appropriate policies and resources to develop and operate effective internal control over financial reporting, which contributed to the Company’s inability to properly analyze, record and disclose accounting matters accurately and timely. This was further impacted by the lack of a sufficient complement of qualified technical accounting and financial reporting personnel. This material weakness contributed to additional material weaknesses further described below.
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
•
Control Activities: The Company did not design and implement effective control activities and identified the following material weaknesses:

o
The lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and control over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties. This, coupled with management’s accounting software and related ancillary systems having certain system limitations that do not allow for an effective control environment and the absence of sufficient other mitigating controls, created segregation of duties deficiencies.

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

Remediation Plan and Status

We are committed to remediating the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel. In addition, we are planning on implementing an accounting software system with the design and functionality to segregate incompatible accounting duties, which we currently expect will be implemented in our 2026 fiscal year.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the fiscal year ended December 31, 2025 or the fiscal year ended December 31, 2024, as we expect to implement new software in 2026. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm regarding internal control over financial reporting. Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2025 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is, other than the information required by Item 402(v) of Regulation S-K, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Related Person Transactions” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Audit Fees and Services” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

(a) Financial Statements. The following documents are included on pages F2-F67 attached hereto and are filed as part of this Annual Report on Form 10-K:

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

2.2†

Agreement and Plan of Merger, by and among Interactive Strength Inc., Ergatta Acquisition Corp., Ergatta, Inc. and Tom Aulet, dated as of February 18, 2026 (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed February 23, 2026).

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

3.13

Certificate of Designation of Series LTI Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed June 12, 2025).

3.14

Certificate of Amendment to the Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed July 2, 2025).

3.15

Certificate of Designation of Series E Convertible Preferred Stock of Interactive Strength Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2025).

3.16

Certificate of Amendment to the Certificate of Incorporation of Interactive Strength Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2026).

3.17

Certificate of Designation of Preferences, Rights and Limitations of Series D1 Convertible Preferred Stock, Series D2 Convertible Preferred Stock and Series D3 Convertible Preferred Stock of Interactive Strength Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 11, 2026).

4.1

Form of Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

4.2	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.10 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
4.3

Form of Underwriter Warrant (incorporated by reference from Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-269246), as declared effective by the SEC on April 27, 2023).

4.4	Form of Senior Secured Convertible Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
4.5	Form of Common Warrant (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
4.6	Form of Class A Incremental Note Purchase Warrant (incorporated by reference from Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
4.7	Form of Class B Incremental Note Purchase Warrant (incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
4.8	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 5, 2025).
4.9	Form of Common Warrant (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).
4.10	Promissory Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).
4.11	Promissory Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 2, 2025).
4.12	Promissory Note, issued as of May 21, 2025 (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 27, 2025).
4.13	Warrant to Purchase Common Stock, issued May 21, 2025 (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed May 27, 2025).
4.14	Promissory Note, issued as of June 4, 2025 (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 10, 2025).
4.15	Form of Secured Convertible Exchangeable Note (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 11, 2025).
4.16	Form of Amended and Restated Senior Secured Convertible Note (incorporated by reference from Exhibit 4.1 to the registrant's Current Report on Form 8-K filed September 23, 2025).
4.17

Amendment No. 1 to Senior Secured Convertible Note of Interactive Strength Inc., dated November 24, 2025 (incorporated by reference from Exhibit 4.1 to the registrant's Current Report on Form 8-K filed November 25, 2025).

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

10.9†

Note Purchase Agreement and Form of Note, dated June 6, 2023 by and among Interactive Strength Inc, THLWY LLC, a Wyoming limited liability company) and the additional lender parties listed therein (incorporated by reference from Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on June 9, 2023).

10.10†	Form of Equity Line Purchase Agreement (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
10.11	Form of Equity Line Registration Rights Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed December 13, 2023).
10.12

Amended and Restated Asset Purchase Agreement, dated January 22, 2024, by and among CLMBR, INC, CLMBR1, LLC and Interactive Strength Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 23, 2024).

10.13

Note Purchase Agreement, dated February 1, 2024, by and among Interactive Strength Inc. and CLMBR Holdings LLC as Borrower and Treadway Holdings LLC as Purchaser (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 7, 2024).

10.14

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

10.16†

Exclusive Distribution Agreement, dated February 20, 2024, by and between Woodway USA, Inc. and Interactive Strength Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 26, 2024).

10.17†

Loan Modification Agreement, by and between Interactive Strength Inc. and Vertical Investors, LLC, dated April 24, 2024 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 26, 2024).

10.18

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

10.20

Letter Agreement, dated January 14, 2025, by and among Interactive Strength Inc. and CLMBR Holdings LLC and Woodway USA, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 21, 2025).

10.21

Settlement Agreement, dated January 23, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 29, 2025).

10.22†	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
10.23	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
10.24	Form of Guaranty (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
10.25	Form of Security and Pledge Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed February 3, 2025).
10.26†

Loan Agreement, by and between Sportstech Brands Holdings GmbH and Interactive Strength Inc., dated as of January 27, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 4, 2025).

10.27†

Share Pledge Agreement, by and among Ali Ahmad, Sportstech Brands Holdings GmbH and Interactive Strength Inc., dated as of January 27, 2025 (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 4, 2025).

10.28

Exchange Agreement, by and between Interactive Strength Inc. and TR Opportunities II LLC, dated as of February 4, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 5, 2025).

10.29

Binding Transaction Agreement, by and between Interactive Strength Inc., Ali Ahmad and Sportstech Brands Holding GmbH, dated as of February 10, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 14, 2025).

10.30

Letter Agreement, dated March 3, 2025, by and among Interactive Strength Inc. and CLMBR Holdings LLC and Woodway USA, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 3, 2025).

10.31

Settlement Agreement, dated March 5, 2025, by and between Interactive Strength Inc. and Pillsbury Winthrop Shaw Pittman LLP (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 7, 2025).

10.32

March 2025 Settlement Agreement, dated as of March 31, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 4, 2025).

10.33

Letter Agreement, dated April 18, 2025, by and among Interactive Strength Inc., CLMBR Holdings LLC, and TR Opportunities II LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 18, 2025).

10.34

Settlement Agreement, dated May 1, 2025, by and between Interactive Strength Inc. and Berenberg Capital Markets LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 2, 2025).

10.35

1st Amendment and Restatement Agreement, by and between Sportstech Brands Holding GmbH and Interactive Strength Inc., dated as of May 22, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 29, 2025).

10.36

Amended and Restated Loan Agreement, by and between Sportstech Brands Holding GmbH and Interactive Strength Inc., dated as of May 22, 2025 (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 29, 2025).

10.37	Securities Purchase Agreement, dated as of June 10, 2025, by and among Interactive Strength Inc., Interactive Strength Treasury LLC, and each of the investors listed on the Schedule of Buyers

(incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 11, 2025).
10.38	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 11, 2025).
10.39	Form of Master Netting Agreement (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 11, 2025).
10.40	Form of Security and Pledge Agreement (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 11, 2025).
10.41	Form of Backstop Agreement (incorporated by reference from Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed June 11, 2025).
10.42	Form of Inducement Letter (Incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K filed July 11, 2025).
10.43

August 2025 Settlement Agreement, dated as of August 5, 2025 by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 8, 2025).

10.44

Exchange Agreement, dated as of August 8, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 8, 2025).

10.45

Letter Agreement, dated August 8, 2025, by and among Interactive Strength Inc., CLMBR Holdings LLC, and TR Opportunities II LLC (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed August 8, 2025).

10.46	Global Note Amendment Agreement, dated as of September 18, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 23, 2025).
10.47

Offer of Employment, dated October 28, 2025, by and between Interactive Strength Inc. and Caleb Morgret (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 31, 2025).

10.48

Final Netting Agreement, dated as of December 9, 2025, by and among Interactive Strength Inc., Interactive Strength Treasury, LLC, DWF Ventures Ltd. and FET US I LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 12, 2025).

10.49

Exchange Agreement, dated as of December 8, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 12, 2025).

10.50	Exchange Agreement, dated as of December 29, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 5, 2026).
10.51

Settlement Agreement, dated as of December 31, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 7, 2026).

10.52

Exchange Agreement, dated as of December 31, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed January 7, 2026).

10.53

Exchange Agreement, dated as of February 19, 2026, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 25, 2026).

10.54

Settlement Agreement, by and between Interactive Strength Inc. and Sportstech Brands Holding GmbH, dated as of February 27, 2026 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 5, 2026).

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
19.1	Interactive Strength Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Interactive Strength Inc. Clawback Policy (incorporated by reference from Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed April 1, 2024).
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE STRENGTH INC.

Date: March 31, 2026	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trent A. Ward	Chief Executive Officer and Chair	March 31, 2026
Trent A. Ward	(Principal Executive Officer)

/s/ Caleb Morgret	Chief Financial Officer	March 31, 2026
Caleb Morgret	(Principal Financial and Accounting Officer)

/s/ Kirsten Bartok Touw	Director	March 31, 2026
Kirsten Bartok Touw

/s/ Aaron N. D. Weaver	Director	March 31, 2026
Aaron N. D. Weaver

/s/ Deepak M. Mulchandani	Director	March 31, 2026
Deepak M. Mulchandani

/s/ David P. Leis	Director	March 31, 2026
David P. Leis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Interactive Strength Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Interactive Strength Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and convertible preferred stock, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and incurred negative cash outflows from operations since inception, has an accumulated deficit and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations and does not have sufficient liquidity to repay certain outstanding loans and interest currently due, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2026

We have served as the Company's auditor since 2022.

INTERACTIVE STRENGTH INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$512	$138
Accounts receivable, net	2,614	1,426
Inventories, net	3,748	3,868
Vendor deposits	377	1,976
Loan receivable	6,592	—
Prepaid expenses and other current assets	860	810
Total current assets	14,703	8,218
Property and equipment, net	379	116
Right-of-use-assets	317	415
Intangible assets, net	7,863	6,106
Long-term inventories, net	3,583	2,822
Vendor deposits long term	1,825	310
Goodwill	15,545	13,220
Other assets	2,628	2,963
Total assets	$46,843	$34,170
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,981	$11,169
Accrued expenses and other current liabilities	4,842	3,975
Operating lease liability, current portion	159	261
Deferred revenue	1,317	77
Loan payable	8,823	8,569
Income tax payable	7	7
Derivatives	243	73
Convertible notes payable	6,913	2,750
Total current liabilities	31,285	26,881
Operating lease liability, net of current portion	171	170
Other long term liabilities	1,753	—
Warrant liabilities	408	4
Loans payable non current	1,794	—
Convertible notes payable non current	2,738	—
Total liabilities	$38,149	$27,055
Commitments and contingencies (Note 15)
Series E preferred stock, par value $0.0001; 1,300,000 shares authorized as of December 31, 2025 and 0 shares authorized as of December 31, 2024; 1,300,000 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively.	2,304	—
Stockholders' equity
Series A preferred stock, par value $0.0001; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 4,414,745 and 4,658,737 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively.	1	1
Series B preferred stock, par value $0.0001; 1,500,000 shares authorized as of December 31, 2025 and December 31, 2024; 408,775 and 1,500,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively.	—	—
Series C preferred stock, par value $0.0001; 5,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 1,534,921 and 2,861,128 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively.	1	—
Common stock, par value $0.0001; 900,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 307,516 and 14,021 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively.	—	8
Additional paid-in capital	233,817	209,509
Accumulated other comprehensive income	113	183
Accumulated deficit	(227,542)	(202,586)
Total stockholders' equity	6,390	7,115
Total liabilities, preferred stock and stockholders' equity	$46,843	$34,170

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Fitness product revenue	$10,338	$3,973
Membership revenue	731	783
Training revenue	461	624
Total revenue	11,530	5,380
Cost of revenue:
Cost of fitness product revenue	(7,898)	(3,798)
Cost of membership	(1,517)	(3,318)
Cost of training	(1,202)	(1,042)
Total cost of revenue	(10,617)	(8,158)
Gross profit (loss)	913	(2,778)
Operating expenses:
Research and development	2,918	6,988
Sales and marketing	2,268	1,080
General and administrative	15,585	18,339
Total operating expenses	20,771	26,407
Loss from operations	(19,858)	(29,185)
Other income (expense), net:
Other expense, net	(1,004)	(956)
Interest expense	(11,781)	(7,727)
Interest income	1,552	—
Loss on issuance of warrants	—	(5,551)
Gain (loss) upon extinguishment of debt and accounts payable	2,702	(1,527)
Change in fair value of convertible notes	28,628	(128)
Change in fair value of earnout	241	1,300
Change in fair value of derivatives	482	(460)
Change in fair value of digital assets	(27,743)	—
Change in fair value of warrants	2,813	9,300
Total other income (expense), net	(4,110)	(5,749)
Loss before provision for income taxes	(23,968)	(34,934)
Income tax expense	—	—
Net loss attributable to common stockholders	$(23,968)	$(34,934)
Net loss per share - basic and diluted	$(171.77)	$(16,328.50)
Weighted average common stock outstanding—basic and diluted	139,536	2,139

	Year Ended December 31,
	2025	2024
Net loss	$(23,968)	$(34,934)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(70)	83
Total comprehensive loss	$(24,038)	$(34,851)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND CONVERTIBLE PREFERRED STOCK

(In thousands, except share amounts)

	Convertible Preferred Stock Series E		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	—	$-	—	$-	—	$-	35	$7	$161,252	$100	$(166,911)	$(5,552)
Issuance of Series A Preferred stock upon conversion of debt	—	—	6,493,865	1	—	—	—	—	—	—	12,450	—	—	12,451
Issuance of Series B Preferred stock upon acquisition of CLMBR, Inc.	—	—	—	—	1,500,000	—	—	—	—	—	2,955	—	—	2,955
Issuance of Common stock from upon acquisition of CLMBR, Inc.	—	—	—	—	—	—	—	—	3	—	1,014	—	—	1,014
Issuance of Common stock upon waiver to enter into Note Agreement	—	—	—	—	—	—	—	—	—	—	177	—	—	177
Issuance of Common stock upon issuance of convertible notes	—	—	—	—	—	—	—	—	1	—	547	—	—	547
Issuance of Common stock from equity line of credit	—	—	—	—	—	—	—	—	4	—	757	—	—	757
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	28	—	1,950	—	—	1,950
Registered direct offering, net of issuance costs of $0.2 million and offering costs of $0.1 million	—	—	—	—	—	—	—	—	14	—	735	—	—	735
Issuance of Common stock from At the Market offering, net of offering costs	—	—	—	—	—	—	—	—	6,487	1	8,376	—	—	8,377
Issuance of preferred shares upon conversion of warrants		—	375,000	—	—	—	—	—	—	—	480	—	—	480
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	—	—	2	—	92	—	—	92
Issuance of Common stock from Best Efforts Offering, net of offering costs	—	—	—	—	—	—	—	—	21	—	280	—	—	280
Series A Preferred dividends declared and paid in kind	—	—	269,334	—	—	—	—	—	—	—	538	—	(538)	—
Issuance of Series C Preferred stock upon conversion of Series A Preferred stock and conversion of debt	—	—	(1,559,668)	—	—	—	2,861,128	—	—	—	2,975	—	(203)	2,772
Issuance of Common stock upon exercise of pre-funded warrants from Best Efforts Offering	—	—	—	—	—	—	—	—	262	—	2,563	—	—	2,563
Issuance of Common stock upon extinguishment of debt	—	—	—	—	—	—	—	—	2,351	—	1,502	—	—	1,502
Issuance of Common stock upon conversion of Series A Preferred stock	—	—	(919,794)	—	—	—	—	—	2,620	—	—	—	—	—
1 for 40 reverse stock split share round up	—	—	—	—	—	—	—	—	10	—	—	—	—	—
1 for 100 reverse stock split share round up	—	—	—	—	—	—	—	—	2,183	—	—	—	—	—
Issuance of Common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	10,866	—	—	10,866
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	83	—	83
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,934)	(34,934)
Balances at December 31, 2024	—	$-	4,658,737	$1	1,500,000	$-	2,861,128	$-	14,021	$8	$209,509	$183	$(202,586)	$7,115

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONVERTIBLE PREFERRED STOCK

(In thousands, except share amounts)

	Convertible Preferred Stock Series E		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$-	4,658,737	$1	1,500,000	$-	2,861,128	$-	14,021	$8	$209,509	$183	$(202,586)	$7,115
Series A Preferred dividends declared and paid in kind	—	—	369,319	—	—	—	—	—	—	—	739	—	(739)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	—	—	263,753	0	—	—	528	—	(528)	0
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	8,215	—	1,594	—	—	1,594
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	184,677	2	13,180	—	—	13,182
Issuance of Common stock upon conversion of preferred stock			(613,311)	—	(1,091,225)	—	(3,530,616)	—	49,038	0	0	—	—	0
Issuance of Series C Preferred stock upon settlement of loss restoration agreement	—	—	—	—	—	—	1,940,656	1	—	—	3,673	—	—	3,674
Gain on extinguishment of related party promissory notes	—	—	—	—	—	—	—	—	—	—	—	—	279	279
Reverse stock split retirement of fractional shares	—	—	—	—	—	—	—	—	(10)	—	—	—	—	—
Issuance of preferred stock series E upon acquisition of Wattbike	1,300,000	2,304	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock upon exercise of warrants	—	—	—	—	—	—	—	—	1,845	—	73	—	—	73
Issuance of Common stock upon settlement of debt and accounts payable	—	—	—	—	—	—	—	—	49,730	0	985	—	—	985
Adjustments to par value of common stock for reverse stock splits	—	—	—	—	—	—	—	—	—	(10)	10	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,526	—	—	3,526
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,968)	(23,968)
Balances at December 31, 2025	1,300,000	$2,304	4,414,745	$1	408,775	$—	1,534,921	$1	307,516	$0	$233,817	$113	$(227,542)	$6,390

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

CONSOLIDATED STATEMENT OF CASH FLOWS ((In thousands)

	Year Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(23,968)	$(34,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	(75)	(86)
Depreciation	169	467
Amortization	3,013	5,659
Non-cash lease expense	288	280
Inventory step up amortization	229	354
Stock-based compensation	3,079	10,252
Provision for bad debt	9	—
Inventory write-off	165	—
Loss on disposal of assets	27	—
(Gain) loss on extinguishment of debt and accounts payable	(5,896)	1,527
Loss on extinguishment of FET Convertible note	3,175	—
Loss on settlement of accounts payable	551	—
Fair value of common stock issued with Best Efforts Offering	—	296
Non-cash interest income	(1,552)	—
Interest paid in kind and non-cash interest expense	6,109	1,065
Amortization of debt discount	5,627	5,216
Common stock issued to lender in connection with entering Equity Line of Credit Agreement	—	368
Change in fair value of convertible notes	(28,628)	128
Loss on issuance of warrants	—	5,894
Change in fair value of digital assets	27,743	—
Loss on exchange of warrants for equity	—	358
Change in fair value of earnout	(241)	(1,300)
Change in fair value of derivatives	(482)	460
Change in fair value of warrants	(2,813)	(9,300)
Changes in operating assets and liabilities
Accounts receivable	571	(2,049)
Inventories	1,803	1,575
Prepaid expenses and other current assets	225	186
Vendor deposits	84	(101)
Other assets	—	30
Accounts payable	846	(973)
Accrued expenses and other current liabilities	(352)	211
Deferred revenue	179	(101)
Operating lease liabilities	(294)	(294)
Net cash used in operating activities	(10,409)	(14,812)
Cash Flows From Investing Activities:
Loan to Sportstech	(5,040)	—
Purchase of property and equipment	(94)	—
Acquisition of internal use software	(158)	—
Acquisition of digital assets	(47,250)	—
Acquisition of business, cash paid, net of cash acquired	(452)	(1,463)
Acquisition of software and content	(743)	(212)
Net cash used in investing activities	(53,737)	(1,675)
Cash Flows From Financing Activities:
Payments of loans	(1,250)	(2,574)
Proceeds from loans	2,007	1,280
Proceeds from issuance of related party loans	—	650
Payment on loss restoration agreement	(649)	—
Payments of related party loans	—	(678)
Proceeds from issuance of common stock and prefunded warrants upon offering, net of offering costs	—	3,701
Proceeds from issuance of common stock in registered direct offering, net of offering costs	—	809
Payments of offering costs	—	(90)
Redemption and payment on convertible notes	—	(212)
Proceeds from issuance of convertible notes, net of issuance costs	63,118	4,756
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	1,594	8,376
Payment of extension fee with convertible note holder	—	(160)
Proceeds from the exercise of warrants	100	92
Payment of issuance costs	(301)	—
Proceeds from the issuance of common stock from equity line of credit	—	389
Net cash provided by financing activities	64,619	16,339
Effect of exchange rate on cash	(99)	286
Net Change In Cash and Cash Equivalents and Restricted Cash	374	138
Cash and restricted cash at beginning of the period	138	—
Cash and restricted cash at end of period	$512	$138

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description and Organization

Interactive Strength Inc. (the "Company") is an acquisition-focused company seeking to accelerate growth via acquisitions and deploy capital into sectors that are considered undervalued due to temporary factors, operational or misunderstood industry trends. The Company's current portfolio consists of three leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: CLMBR, FORME and Wattbike. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. Wattbike, acquired on July 1, 2025, has built a reputation as the training tool trusted by the world's top athletes, teams and military programs. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. CLMBR, FORME and Wattbike offer unique fitness solutions for both the commercial and at-home markets.

Reverse Stock Splits

On February 23, 2026, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share (the "Common Stock"), at a rate of 1-for-10 (the “February 2026 Reverse Stock Split”), effective on February 24, 2026.

As a result of the February 2026 Reverse Stock Split, every ten pre-split shares of Common Stock were combined into one share of Common Stock, resulting in a reduction in the number of shares of the Company's outstanding Common Stock from 17,984,137 shares to 1,798,406 shares. Proportionate adjustments were made to the number of shares of Common Stock underlying the Company's outstanding equity awards, and warrants, and the number of shares issuable under the Company's equity incentive plans, convertible notes and other existing agreements, as well as their corresponding exercise or conversion price, as applicable. There was no change to the number of authorized shares or the par value per share of the Company's common stock.

On June 26, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Common Stock, at a rate of 1-for-10 (the “June 2025 Reverse Stock Split”), effective on June 26, 2025.

The June 2025 Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding from 14,091,197 shares to 1,409,047 shares. Accordingly, each holder of Common Stock now owns fewer shares of Common Stock as a result of the June 2025 Reverse Stock Split, which affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the June 2025 Reverse Stock Split. Common stock issued pursuant to the June 2025 Reverse Stock Split remains fully paid and nonassessable, without any change in the par value per share. Pursuant to the Charter Amendment, no fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares received cash for each fraction of a share held.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on June 27, 2025.

On November 8, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Common Stock at a rate of 1-for-100 (the “November 2024 Reverse Stock Split”), effective as of 9:00 a.m. Eastern Time on November 11, 2024.

The effect on shares from the November 2024 Reverse Stock Split on November 11, 2024 decreased the number of shares of Common Stock issued and outstanding from 41,787,040 shares to 417,870 shares, subject to adjustment for the rounding up of fractional shares. Accordingly, each holder of Common Stock owned fewer shares of Common

Stock as a result of the November 2024 Reverse Stock Split, which affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the November 2024 Reverse Stock Split (other than as a result of the treatment of fractional shares). Common stock issued pursuant to the November 2024 Reverse Stock Split remains fully paid and nonassessable, without any change in the par value per share.

On June 13, 2024, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Common Stock at a rate of 1-for-40 (the “June 2024 Reverse Stock Split”), effective as of 9:00 a.m. Eastern Time on June 14, 2024.

The effect on shares from the June 2024 Reverse Stock Split on June 14, 2024 decreased the number of shares of Common Stock issued and outstanding from 26,581,056 shares to 664,526 shares, subject to adjustment for the rounding up of fractional shares. Accordingly, each holder of Common Stock owned fewer shares of Common Stock as a result of the June 2024 Reverse Stock Split, which affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in an adjustment to a stockholder’s ownership of Common Stock due to the treatment of fractional shares. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the June 2024 Reverse Stock Split (other than as a result of the treatment of fractional shares). Common stock issued pursuant to the June 2024 Reverse Stock Split remains fully paid and nonassessable, without any change in the par value per share.

All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect the February 2026, June 2025, November 2024 and June 2024 Reverse Stock Splits and certain items in prior period financial statements have been revised to conform to the current presentation.

Acquisition of Wattbike Holdings Limited

On April 8, 2025, the Company entered into an Agreement for the Sale and Purchase of the Entire Issued Share Capital and Loan Notes of Wattbike (Holdings) Limited (“Wattbike”) (the “Purchase Agreement”) with the shareholders of Wattbike (the “Shareholders”) and holders of certain promissory notes (the “Notes") issued by Wattbike (the “Noteholders,” and together with the Shareholders, the “Sellers”) to acquire the entire issued share capital and Notes of Wattbike. On July 1, 2025, pursuant to the Purchase Agreement, the Company completed the acquisition for a total purchase price of approximately $3.7 million, consisting of (i) all of the issued and outstanding shares of Wattbike held by the Shareholders in exchange for £1.00, (ii) contingent consideration with a fair value of $0.2 million, (iii) 1,300,000 shares of the Company's non-voting Series E preferred stock with a fair value of $2.3 million, and (iv) effective settlement of certain preexisting relationships and bridge financing previously recorded as a loan receivable by the Company of $1.2 million (the "Wattbike Acquisition").

The Wattbike Acquisition was accounted for under the acquisition method of accounting under Accounting Standards Codification ("ASC") 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of July 1, 2025, with the remaining unallocated purchase price recorded as goodwill (see Note 23).

Acquisition of CLMBR, Inc.

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 3 shares of the Company’s common stock with a fair value in the aggregate of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with a fair value in the aggregate of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million, and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “CLMBR Acquisition”).

The CLMBR Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of February 2, 2024, with the remaining unallocated purchase price recorded as goodwill (see Note 23).

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Interactive Strength Inc. and its subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated.

Liquidity and Going Concern

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, management evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying financial statements.

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a loss from operations of $19.9 million and used net cash in its operations of $10.4 million during the year ended December 31, 2025, and had an accumulated deficit of $227.5 million as of December 31, 2025.
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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $4.4 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital.
•
While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), no additional outside capital has been secured or was deemed probable of being secured as of the issuance date. In addition, even though management has been successful in securing additional capital there is no assurance that the Company will be able to secure additional outside capital or on acceptable terms especially because of the non-compliances discussed here.
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As disclosed in Notes 11, 22, and Note 25, the Company had total outstanding debt and accrued interest, including convertible notes, of approximately $18.0 million as of the issuance date, of which approximately $14.8 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of the debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify the repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to the realizability of inventory, fair value measurements, useful lives of long lived assets, including property and equipment and finite lived intangible assets, product warranty, stock-based compensation expense, warrant liabilities, accrual of acquisition earn-outs, valuation of deferred taxes, valuation of derivatives, fair value of goodwill and other intangible assets, fair value of preferred stock in connection with acquisitions and debt extinguishments, and commitments and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s CODM is its chief executive officer, who manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements (See Note 3). The Company currently operates in the United States, the United Kingdom, and Taiwan. As of December 31, 2025 and December 31, 2024, substantially all of the Company's long-lived assets were held in the United States.

Cash

Cash consists of cash on deposit in banks.

Accounts Receivable

Accounts receivable represents the amounts that the Company has an unconditional right to receive, and is carried net of allowance for credit losses, in accordance with the Current Expected Credit Loss ("CECL") model under ASC 326. The Company estimates expected credit losses based on a combination of historical loss experience, customer creditworthiness, current economic conditions, and reasonable and supportable forward-looking information. The allowance for credit losses is updated at each reporting period to reflect changes in credit risk. The allowance for credit losses is recorded against accounts receivable balances, with a corresponding charge to expense in the consolidated statements of operations. Receivables are written off when management determines their collection is unlikely. The allowance is maintained at a level considered adequate to provide for potential credit losses based on management’s evaluation of the anticipated impact on the balance of current economic conditions, changes in character and size of balance, past and expected future loss experience, reasonable and supportable forecasts and other pertinent factors. As of December 31, 2025 and 2024, the allowance for credit losses was $0.1 million and $0, respectively.

Property and Equipment

Property and equipment purchased by the Company are stated at cost less accumulated depreciation. Major updates and improvements are capitalized, while charges for repairs and maintenance which do not improve or extend the lives of the respective asset are expensed as incurred. The Company capitalizes the cost of pre-production tooling which it owns under a supply arrangement. Pre-production tooling, including the related engineering costs, that the Company will not own or will not use in producing products under long-term supply arrangements, are expensed as incurred.

Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives:

Pre-production tooling	2 – 5 years
Machinery and equipment	2 – 10 years
Furniture and fixtures	3 – 5 years
Leasehold improvements	Lesser of lease term or estimated useful life

Inventories, net

Inventories, which are comprised of finished goods, are stated at the lower of cost or net realizable value. Cost is determined using first-in, first-out basis. Adjustments to reduce inventories to their estimated net realizable value are reflected in cost of revenues in the consolidated statement of operations. The Company assesses its allowance for inventory obsolescence by evaluating factors such as inventory levels, historical sales, and the remaining life of its products. Inventory losses are written-off against the allowance. Inventory not expected to be sold in the next twelve months is classified as long-term in the accompanying consolidated balance sheets.

Vendor Deposits

Vendor deposits represent prepayments made to the third-party manufacturers of the Company’s inventory. In general, the Company’s contract manufacturers require that the Company pay a portion of the costs for a manufacturing-related purchase order in advance, with the remaining cost being invoiced upon delivery of the products. Prior to receipt of the goods, any costs associated with the prepayments made by the Company are reflected as vendor deposits on the Company’s consolidated balance sheet. Vendor deposits where the Company will not receive goods within one year have been classified as long-term in the Company's consolidated balance sheet.

Capitalized Studio Content

Capitalized Studio content costs include certain expenditures to develop video and live content for the Company’s customers. The Company capitalizes production costs for recorded content in accordance with ASC 926-20, Entertainment-Films - Other Assets - Film Costs. The Company recognizes capitalized content, net of accumulated amortization, within other non-current assets in the consolidated balance sheets and recognizes the related amortization expense as a component of cost of membership revenue in the consolidated statements of operations and comprehensive loss. Costs which qualify for capitalization include production costs, development costs, direct costs, labor costs, and production overhead. Expenditures for capitalized content are included within investing activities in the consolidated statements of cash flows. Based on certain factors, including historical and estimated user viewing patterns, the Company amortizes individual titles within the Studio content library on a straight-line basis over a three-year useful life. The Company reviews factors impacting the amortization of the capitalized Studio content on an ongoing basis. Estimates related to these factors require considerable management judgment.

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

The Company’s business model is membership-based as opposed to generating revenues at a specific title level. Therefore, all content assets are monetized as part of a single asset group. The content is assessed at the group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that fair value may be less than unamortized cost. Unamortized costs are assessed for impairment regardless of whether the produced content is completed. To date, the Company has recognized one impairment with regards to the carrying value of its content portfolio. If circumstances in the future suggest that an impairment may exist, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. The unamortized cost of content is approximately $0.4 million and $0.8 million as of December 31, 2025 and December 31, 2024, respectively.

Capitalized Software Costs

The Company capitalizes certain eligible software development costs incurred in connection with its internal use software in accordance with ASC 350-40, Internal-use Software and ASC 985, Software. These capitalized costs also relate to the Company’s Studio software that is accessed by its customers on a membership basis as well as certain costs associated with its information systems. Capitalized software costs are amortized over the estimated useful life of three years. Capitalization begins once the application development stage begins, management has authorized and committed to funding the project, it is probable the project will be completed, and the software will be used to perform the function intended. Internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company expenses all costs incurred that relate to planning and post-implementation phases of development. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment, and none were identified in the years ended December 31, 2025 and December 31, 2024.

During the years ended December 31, 2025 and December 31, 2024, the Company capitalized $0.2 million and $0.0 million, respectively, under ASC 350 included in intangible assets.

During the years ended December 31, 2025 and December 31, 2024, the Company capitalized $1.2 million and $0.8 million, respectively, under ASC 985 included in other assets.

Amortization for capitalized software and internal-use software is computed on a straight-line basis over a three-year estimated useful life.

Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations. The Company follows the provisions of ASC Topic 350, “Intangibles —Goodwill and Other”, which requires an annual impairment test for goodwill. The Company may first choose to perform a qualitative evaluation of the likelihood of goodwill and intangible assets impairment. If the Company determines a quantitative evaluation is necessary, then it must perform a goodwill impairment test by comparing the fair value of the reporting unit to its carrying value. An impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Identifiable Intangible Assets

The Company follows the provisions of ASC Topic 350, “Intangibles - Goodwill and Other”, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the years ended December 31, 2025 and 2024, there was no impairment of the identified intangible assets.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. There was no charge to impairment for the years ended December 31, 2025 and December 31, 2024.

Leases

The Company adopted the Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”) as of January 1, 2022, using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under ASC 840, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, the Company has elected the fair value option to account for some of its convertible notes. In accordance with ASC Topic 825, the Company records these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. In addition, the convertible notes meet other applicable criteria for electing fair value option under ASC Topic 825.

In connection with the Company’s issuance of the December 2023 Convertible Notes and some of the convertible notes issued during the year ended December 31, 2025, the Company bifurcated the embedded conversion option and recorded the embedded conversion option as a short-term derivative liability in the Company’s balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt is carried at amortized cost. The derivative liability is remeasured at each reporting period with changes in fair value recorded in the consolidated statements of operations in other expense (income). See Note 11 for further details.

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

Cost of Fitness Product Revenue

Cost of fitness product revenue relates to the Fitness Product costs, including manufacturing costs, duties and other applicable import costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management, facilities, and personnel-related expenses associated with supply chain logistics. Cost of fitness product revenue also contains valuation losses related to the Company’s inventory lower of cost or net realizable value reserve.

Cost of Membership

Membership cost of revenue includes costs associated with personnel-related expenses, filming and production costs, hosting fees, music royalties, and amortization of capitalized software development costs.

Cost of Training

Training cost of revenue includes costs associated with personnel-related expenses and rent expense.

Research and Development Costs

Research and development expenses consist primarily of personnel and facilities-related expenses, engineering costs, consulting and contractor expenses, tooling and prototype materials, software platform expenses and depreciation of property and equipment. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. Research and development expenses are expensed as incurred.

Stock-Based Compensation

In December 2020, the Company's Board of Directors (the "Board") adopted the 2020 Equity Incentive Plan (“the 2020 Plan”) and in April 2023, Board adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Stock-based awards are measured at the grant date based on the fair value of the award and are recognized as expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The determination of the grant date fair value of stock awards issued is affected by a number of variables, including the fair value of the Company’s Common Stock, the expected Common Stock price volatility over the expected life of the awards, the expected term of the stock option, risk-free interest rates, and the expected dividend yield of the Company’s Common Stock. The Company derives its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. The Company estimates the expected term based on the simplified method for employee stock options considered to be “plain vanilla” options, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant. Expected dividend yield is 0.0% as the Company has not paid and does not currently anticipate paying dividends on its common stock.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025 and 2024, comprehensive (loss) income included $0.1 million of foreign currency translation losses and $0.1 million of foreign currency translation gains, respectively.

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

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options, conversion of convertible notes payable, exercise of warrants, employee stock purchase plan shares to be issued, and vesting of restricted stock awards.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and has elected not to “opt out” of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that the Company either (i)

irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. As noted below, certain new or revised accounting standards were early adopted.

Accounting Pronouncements Recently Adopted

ASU 2016-13

On January 1, 2025, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”). ASC 326 replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, as well as some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost are to be presented at the net amount expected to be collected by using an allowance for credit losses. Adoption of this update did not have a material impact on the Company's consolidated financial statements.

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and provide new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. The Company adopted this standard on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The impact is limited to financial statement disclosures. See Note 3 - Segment Reporting.

ASU 2020-04 and ASU 2022-06

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance. In December 2022, the FASB issued ASU 2022-06, “Reference rate reform (Topic 848): Deferral of the sunset date of Topic 848” which defers the expiration date for Topic 848 from December 31, 2022 until December 31, 2024. The Company adopted this ASU effective January 1, 2025, which did not have a material impact on its consolidated financial statements.

ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU modifies income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliations and (ii) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This ASU is effective for fiscal years beginning after December 31, 2024 and should be applied on a prospective basis, with the option to apply the standard retrospectively. The Company adopted this ASU effective January 1, 2025, which did not have a material impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

The following tables present revenue and significant segment expenses that are included within net loss:

	Year Ended December 31,
(in thousands)	2025	2024
Total Revenues	$11,530	$5,380
Less:
Cost of fitness product revenue (excluding depreciation and amortization)	7,299	3,231
Cost of membership (excluding depreciation and amortization)	—	7
Cost of training	1,202	1,042
Research and development (excluding stock based compensation)	2,024	3,183
General and administrative (excluding stock based compensation, depreciation and amortization)	9,017	7,932
Interest expense	11,781	7,727
Interest income	(1,552)	—
Change in fair value of earnout	(241)	(1,300)
(Gain) loss upon extinguishment of debt and accounts payable	(2,702)	1,527
Loss on issuance of warrants	—	5,551
Change in fair value of convertible notes	(28,628)	128
Change in fair value of derivatives	(482)	460
Change in fair value of warrants	(2,813)	(9,300)
Change in fair value of digital assets	27,743	—
Depreciation and amortization expense	3,417	6,480
Stock-based compensation expense	3,079	10,252
Transaction related expenses (1)	3,312	1,864
Vendor Settlements	426	—
Other segment items (2)	2,616	1,530
Net loss	$(23,968)	$(34,934)

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(23,968)	$(34,934)

(1) Transaction costs related to acquisition of Wattbike, CLMBR, Inc and Best Efforts Offering.

(2) Other segment items included in consolidated net loss includes sales and marketing (excluding stock based compensation, depreciation and amortization), other expense and initial recognition of fair value of convertible notes.

The following tables present a summary of revenues by geographic area.

	Year Ended December 31, 2025
(in thousands)	CLMBR	FORME	WATTBIKE	Total
Revenue
United States
Fitness Product Revenue	$1,849	$420	$788	$3,057
Membership Revenue	492	145	—	637
Training Revenue	305	156	—	461
Total	2,646	721	788	4,155
Europe
Fitness Product Revenue	-	-	6,197	6,197
Membership Revenue			94	94
Total	-	-	6,291	6,291
Asia
Fitness Product Revenue	-	-	711	711
Total	-	-	711	711
Other
Fitness Product Revenue	-	-	373	373
Total	—	—	373	373
Total Revenue	$2,646	$721	$8,163	$11,530

	Year Ended December 31, 2024
(in thousands)	CLMBR	FORME	WATTBIKE	Total
Revenue
United States
Fitness Product Revenue	$3,222	$342	$—	$3,564
Membership Revenue	610	173	—	783
Training Revenue	329	295	—	624
Total	4,161	810	—	4,971
Europe
Fitness Product Revenue	224	-	-	224
Total	224	-	-	224
Asia
Fitness Product Revenue	185	-	-	185
Total	185	—	—	185
Total Revenue	$4,570	$810	$—	$5,380

Note 4. Revenue Recognition

The Company’s primary source of revenue is comprised of sales of its Connected Fitness Products and related accessories in Europe and the United States and, to a lesser extent, Membership revenue and sales of personal training services recorded within Training revenue.

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

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company’s revenue is reported net of sales returns, discounts and incentives as a reduction of the transaction price.

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

Amounts paid for credit card processing fees for sales of Connected Fitness Products are included as a reduction to fitness product revenue in the Company’s consolidated statements of operations and comprehensive loss.

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

Training

The Company’s training services consist of personal training services delivered through its Connected Fitness Products, third-party mobile devices and in-studio classes. Training revenue is recognized at the time the services are delivered.

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

For third-party extended warranty service sold along with the Company’s Connected Fitness Products, the Company does not obtain control of the warranty before transferring it to the customers. Therefore, the Company accounts for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission it retains. The Company considers multiple factors when determining whether it obtains control of third-party products including, but not limited to, evaluating whether it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product.

The Company sells connected fitness equipment and digital fitness services across Business to Business ("B2B") and Business to Customer ("B2C") channels in the United States, Europe and Asia.

The following table presents a summary of total revenues by product:

	Year Ended December 31,
	2025	2024
	(in thousands)
CLMBR	$1,849	$3,631
FORME	420	342
WATTBIKE	8,069	—
Total Fitness Product Revenue	10,338	3,973
CLMBR	492	610
FORME	145	173
WATTBIKE	94
Total Membership Revenue	731	783
CLMBR	305	329
FORME	156	295
Total Training Revenue	461	624
Total Revenue	$11,530	$5,380

Note 5. Inventories, net

Inventories, net consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Finished products	$3,748	$3,868
Finished products - Long Term	3,007	2,244
Raw materials - Long Term	576	578
Total inventories, net	$7,331	$6,690

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in our Taiwan facility that will be shipped to our manufacturing partners and will not be used within one year.

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Pre-production tooling	$3,325	$3,094
Machinery and equipment	967	191
Leasehold improvements	198	186
Furniture and fixtures	23	25
Exercise equipment	60	13
Total	4,573	3,509
Less: Accumulated depreciation	(4,194)	(3,393)
Total property and equipment, net	$379	$116

Depreciation expense amounted to $0.2 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

Note 7. Goodwill, Intangible Assets, net and Digital Assets

Goodwill

Goodwill and intangible assets of $2.3 million and $3.2 million, respectively, were acquired in the Wattbike Acquisition and were recorded at fair value on the acquisition date. Goodwill and intangible assets of $13.2 million and $6.2 million, respectively, were recorded in the CLMBR Acquisition (see Note 23). As of December 31, 2025, and 2024, there was no goodwill impairment.

Changes in goodwill for the years ended December 31, 2025 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2023	$—
Goodwill acquired	13,165
Purchase accounting adjustments to goodwill	55
Balance as of December 31, 2024	13,220
Goodwill acquired	1,924
Purchase accounting adjustments to goodwill	388
Foreign currency translation adjustments	13
Balance as of December 31, 2025	$15,545

Intangible Assets, Net

Identifiable intangible assets, net consisted of the following:

	As of December 31,			As of December 31,
	2025			2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-use software	$6,415	$(6,171)	$244	$6,248	$(5,649)	$599
Developed technology	2,610	(535)	2,075	1,400	(213)	1,187
Customer related	5,479	(944)	4,535	4,000	(398)	3,602
Trademark and trade name	1,203	(194)	1,009	800	(82)	718
Total identifiable intangible assets	$15,707	$(7,844)	$7,863	$12,448	$(6,342)	$6,106

Amortization expense amounted to $1.4 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was no intangible asset impairment.

As of December 31, 2025, estimated annual amortization expense for each of the next five fiscal years is as follows:

2026	1,234
2027	1,136
2028	1,045
2029	960
2030	934
Thereafter	2,554
Total	$7,863

Digital Assets

In June 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an entity affiliated with ATW Partners (“ATW”) and an entity affiliated with DWF Labs (“DWF”), pursuant to which the Company agreed to sell for $50 million, senior secured convertible exchangeable notes issued by the Company in the aggregate principal amount of $55.6 million, (the “June 2025 Convertible Exchangeable Notes”), which were both (a) convertible into shares of the Company’s Common Stock and (b) exchangeable into the utility tokens and key medium of exchange on the Fetch.ai network (“FET”) (see Note 11). In connection with the Purchase Agreement, the Company also entered into the following agreements: (a) a master netting agreement (the “Master Netting Agreement”); (b) a security and pledge agreement (with such agreement being entered into by the Treasury Subsidiary and acknowledged by the Company) (“Security and Pledge Agreement”); and (c) a backstop agreement (the “Backstop Agreement”).

In October 2025, due to a decrease in FET price, the collateral value was less than 150% of the Backstop Amount (as defined in the Backstop Agreement), and on October 10, 2025, the Company received, pursuant to the Security and Pledge Agreement, a "Top Off" notice from ATW related to the decrease in collateral value. In accordance with the terms of the Master Netting Agreement, ATW proceeded to sell the Company's tokens and then a portion of the collateral tokens until it had generated approximately $18.9 million. This amount satisfied the $22.2 million principal and accrued interest of the June 2025 Convertible Exchangeable notes held by ATW as of September 30, 2025. An unsecured Remainder Note (as defined in the Master Netting Agreement) in the amount of $3.0 million was issued to ATW to account for the reduction in principal amount as a result of the Netting provisions.

In connection with the decrease in FET price, an event of default occurred under the June 2025 Convertible Exchangeable Notes held by DWF. On December 9, 2025, the Company entered into a Final Netting Agreement (the “Final Netting Agreement”) with DWF and the entity affiliated with FET (“FET Entity”), pursuant to which DWF accelerated its June 2025 Convertible Exchangeable Notes in the amount of $33.3 million, triggered a Liquidation Event (as defined in the Master Netting Agreement) and conducted Liquidation Netting (as defined in the Master Netting Agreement), in accordance with the terms of the Master Netting Agreement.

Pursuant to the Final Netting Agreement, the Company caused the Custodian (as defined in the Master Netting Agreement) to deliver to DWF 82,972,910 Tokens securing the June 2025 Convertible Exchangeable Notes held by DWF. In addition, the Company issued to DWF a Remainder Note in the amount of $4.5 million as payment in full of the remaining principal amount as a result of the Final Netting Agreement.

The Company recognized changes in the fair value of its digital assets as gains and losses or losses in Change in fair value of digital assets on the Company's consolidated statement of operations during the period in which they occurred. As of December 31, 2025, the Company no longer held any digital assets. The details of the activity related to the Company's digital assets as of December 31, 2025 and 2024 are as follows:

(in thousands)	Tether Units	Tether Fair Value	FET Units	FET Fair Value	Total Units	Total Fair Value
Digital assets at December 31, 2024	—	$—	—	$—	—	$—
Additions	25,000	25,000	33,103	22,250	58,103	47,250
Tether used to purchase FET	(25,000)	(25,000)	34,315	25,000	9,315	—
Change in fair value of digital assets	—	—	—	(27,743)	—	(27,743)
Digital assets sold in satisfaction of June 2025 Convertible Exchangeable Notes	—	—	(67,418)	(19,507)	(67,418)	(19,507)
Digital assets at December 31, 2025	—	$—	—	$—	—	$-

Note 8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Security deposit	50	96
Prepaid licenses	151	50
Research and development tax credit	254	419
Other receivables	20	20
Insurance	86	46
Other prepaid	299	179
Total prepaid expenses and other current assets	$860	$810

Note 9. Other Assets, net

Other assets, net consisted of the following:

	As of December 31,			As of December 31,
	2025			2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,789	$(6,346)	$443	$6,789	$(5,968)	$821
Capitalized software	7,886	(5,701)	2,185	6,705	(4,563)	2,142
Total other assets	$14,675	$(12,047)	$2,628	$13,494	$(10,531)	$2,963

Amortization expense amounted to $1.5 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively.

Note 10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Accrued bonus	$73	$155
Accrued payroll	151	7
Accrued PTO	60	21
Accrued legal settlements	2,066	2,050
Accrued royalties	251	231
Accrued professional fees	451	454
Customer deposits	12	135
Vendor settlements	300	—
Loss restoration settlement	—	570
Accrued VAT	488	—
Other accrued expenses and current liabilities	990	352
Total accrued expenses and other current liabilities	$4,842	$3,975

Accrued legal settlement of $2.0 million represents the payments due following settlement of a lawsuit which was an assumed liability as part of the CLMBR Acquisition (see Note 15).

Note 11. Debt

As of December 31, 2025 and 2024, debt consisted of the following:

	December 31,	December 31,
Convertible Notes (in thousands)	2025	2024
Senior secured convertible notes	$7,432	$—
Discount on senior secured convertible notes	(3,979)	—
June 2025 convertible preferred note	788	—
Discount on June 2025 convertible preferred note	(52)	—
Remainder notes	4,314	—
Related party convertible notes	215	193
Other convertible notes	933	2,557
Total convertible notes payable	9,651	2,750
Less: current portion	(6,913)	(2,750)
Convertible notes payable - long-term	$2,738	$-

Loans Payable (in thousands)
Promissory notes - related parties	2,190	—
Term loan, net of discount	2,674	3,221
Working capital facility	1,684	—
Principal stockholder promissory notes	—	5,348
Other notes payable	4,462	—
Discount on other notes payable	(393)	—
Total loans payable	10,617	8,569
Less: current portion	(8,823)	(8,569)
Loans payable - long-term	$1,794	$—

Senior Secured Convertible Notes

On January 28, 2025, the Company entered into a Securities Purchase Agreement (the "January 2025 SPA") with an accredited investor (the "Investor"). Pursuant to the January 2025 SPA, the Company sold and the Investor purchased, (a) a senior secured convertible note (the "January 2025 Convertible Note") in the amount of $3.3 million and warrants to purchase 6,742 shares of the Company's common stock, (b) Class A Incremental Warrants to purchase up to $13.0 million in senior secured convertible notes ("Class A Incremental Notes), and (c) Class B Incremental Warrants to purchase up to $20.0 million in senior secured convertible notes ("Class B Incremental Notes").

The January 2025 Convertible Note and the Class A Incremental Notes carry a 10.0% original issue discount and accrue interest at a rate of 12.0% per annum, subject to adjustment from time to time as set forth in the respective notes. The January 2025 Convertible Note was convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the January 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the January 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the Transaction Documents, if any, divided by (y) an initial conversion price of $313.30 per share, subject to adjustment as provided in the January 2025 Convertible Notes agreement.

During the year ended December 31, 2025, the Company issued additional Class A Incremental Notes with substantially the same terms as the January 2025 Convertible Note as follows:

•
On March 11, 2025, a Class A Incremental Note in the principal amount of $4.0 million, an initial conversion price of $198.90 per share, which has been subsequently amended to $54.20 per share, a maturity date of March 11, 2028 and warrants to purchase shares 8,298 shares of Common Stock with an initial exercise price of $306.00 per share.
•
On July 25, 2025, a Class A Incremental Note in the principal amount of $3.0 million, with an initial conversion price of $54.20 per share, a maturity date of July 25, 2028 and warrants to purchase 30,442 shares of Common Stock at an initial exercise price of $124.60 per share.
•
On August 26, 2025, a Class A Incremental Note in the principal amount of $0.3 million, with an initial conversion price of $51.35 per share, a maturity date of August 26, 2028 and warrants to purchase 3,106 shares of Common Stock at an initial exercise price of $78.90 per share.
•
On September 18, 2025, a Class A Incremental Note in the principal amount of $2.0 million, an initial conversion price of $38.50 per share, a maturity date of September 18, 2026 and warrants to purchase 28,571 shares of Common Stock with an initial exercise price of $59.16 per share.
•
On October 3, 2025, a Class A Incremental Note in the principal amount of $1.0 million, an initial conversion price of $38.50 per share, a maturity date of October 3, 2026 and warrants to purchase 14,285 shares of Common Stock at an initial exercise price of $59.16 per share.
•
On December 4, 2025, a Class A Incremental Note in the principal amount of $0.4 million, an initial conversion price of $19.14 per share, a maturity date of December 4, 2026 and warrants to purchase 11,063 shares of Common Stock at an initial exercise price of $29.41 per share.
•
On December 17, 2025, a Class A Incremental Note in the principal amount of $0.3 million, an initial conversion price of $17.93 per share, a maturity date of December 17, 2026 and warrants to purchase 7,975 shares of Common Stock at an initial exercise price of $27.55 per share.
•
On December 30, 2025, a Class A Incremental Note of $0.2 million, an initial conversion price of $13.09 per share, a maturity date of December 30, 2026 and warrants to purchase 9,327 shares of Common Stock at an initial exercise price of $20.11 per share.

The conversion prices and exercise prices for the foregoing notes and warrants are subject to adjustments for stock dividends, stock splits and issuances of additional shares of Common Stock and, under certain circumstances, a floor price. Aggregate principal received for the January 2025 Convertible Note and Class A Incremental Notes (collectively, the "Senior Secured Convertible Notes") were allocated at issuance date to the issuance date fair value of the embedded derivatives and warrants issued in connection with the notes. The embedded derivatives, warrants and issuance costs were recorded as a direct reduction to the face value of the notes and are amortized over the life of the notes as a component of interest expense.

In connection with the convertibility features contained in and warrants issued in connection with the issuance of the Senior Secured Notes, the Company recognized aggregate derivative and warrant liabilities in the amount of $4.4 million and $2.9 million, respectively. During the year ended December 31, 2025, the January 2025 Convertible Note and one Class A Incremental Note, in the aggregate amount of $10.8 million, including accrued interest, were converted into 124,361 shares of Common Stock. The Company recognized an aggregate gain on extinguishment of $2.7 million in connection with these conversions. Interest recognized on the Senior Secured Convertible Notes during the year ended December 31, 2025 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Contractual interest expense	$3,871	$—
Amortization of debt discount and issuance costs	5,286	—
Total	$9,157	$—

June 2025 Convertible Preferred Note

On June 4, 2025, the Company issued a convertible promissory note in the principal amount of $0.7 million with an original issue discount of 10.0% to an accredited investor (the “June 2025 Convertible Preferred Note”). The June 2025 Convertible Preferred Note has a maturity date of June 4, 2027 and accrues interest at a rate of 15.0% per annum.

The Company may prepay the outstanding principal balance of the June 2025 Convertible Preferred Note prior to the Maturity Date, provided that, if upon a prepayment in full prior to the Maturity Date, the aggregate amount of interest accrued on the June 2025 Convertible Preferred Note is less than $0.2 million, the Company shall pay an amount equal to the difference between the amount of interest actually paid by the Company and $0.2 million. At any time prior to the Maturity Date, the accredited investor may convert any outstanding and unpaid principal and accrued interest into shares of the Company’s Series A Preferred Stock. The Note has a conversion price of $125.00 per share.

Upon an Event of Default (as defined in the June 2025 Convertible Preferred Note), all outstanding principal and accrued but unpaid interest and expenses will become immediately due and payable.

The carrying value of the June 2025 Convertible Preferred Note as of December 31, 2025 was $0.7 million. Interest expense recognized on the June 2025 Convertible Preferred Note was $0.1 million for the year ended December 31, 2025.

Remainder Notes

In June 2025, the Company entered into the Purchase Agreement with ATW Partners and DWF (see Note 7), whereby the Company issued June 2025 Convertible Exchangeable Notes in the aggregate principal amount of $55.6 million, which were both (a) convertible into shares of the Company’s Common Stock and (b) exchangeable into FET. The June 2025 Convertible Exchangeable Notes carried an original issue discount of 10.0% and accrued interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the agreement with a maturity date of December 13, 2026.

The June 2025 Convertible Exchangeable Notes were convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) (i) the portion of the principal amount of the June 2025 Convertible Exchangeable Notes to be converted or redeemed, (ii) accrued and unpaid interest with respect to such principal amount of the June 2025 Convertible Exchangeable Notes, (iii) accrued and unpaid Late Charges with respect to such principal amount of the Convertible Exchangeable Note and interest, and (iv) any other unpaid amounts pursuant to the transaction documents divided by (y) a conversion price of $94.57, subject to adjustment as provided in the June 2025 Convertible Exchangeable Notes.

As further described in Note 7, as a result of the decrease in FET, ATW and DWF sold the Company's FET and other collateral tokens provided to them under the terms of the Purchase Agreement, and the Company issued Remainder Notes to ATW and DWF in the principal amount of $3.0 million and $4.5 million, respectively. Under the terms of the Purchase Agreement and related netting agreements that were part of the Purchase Agreement, the sale of the FET and collateral tokens, along with the issuance of the Remainder Notes, fully satisfied the Company's obligations under the June 2025 Convertible Exchangeable Notes.

The Company had elected the fair value option for the June 2025 Convertible Exchangeable Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period to simplify the accounting. Accordingly, when the fair value option was applied, the Company did not separately evaluate the June 2025 Convertible Exchangeable Notes for the existence of embedded features that would require bifurcation as embedded derivatives under other accounting guidance. Debt issuance costs incurred in connection with June 2025 Convertible Exchangeable Notes of approximately $0.9 million were expensed as incurred. The fair value of the June 2025 Convertible Exchangeable Notes of $50.0 million was determined based on net proceeds received, and was recorded as a long term liability upon fair value election. During the year ended December 31, 2025, the Company recognized gains on changes in fair value of the June 2025 Convertible Exchange Notes in the amount of $28.6 million. The Company also recognized a loss on extinguishment of debt in the amount of $3.1 million in connection with foregoing retirement of the June 2025 Convertible Exchangeable Notes.

The Remainder Notes issued to ATW and DWF have maturity dates of one year beyond their date of issuance and accrue interest at a rate of 12% per annum and are convertible into shares of Common Stock at initial conversion prices of $35.40 and $25.30 per share, respectively, subject to adjustment as provided under the terms of the notes. The Company also elected the fair value option for the Remainder Notes, and the aggregate fair value initially recognized for these notes was $5.0 million. The Company subsequently recognized a gain on the change in fair value of these notes in the amount of $0.7 million as of December 31, 2025.

Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time while outstanding the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $38.50 per share. The total outstanding balance, including accrued interest, at December 31, 2025 and 2024, was $0.2 million.

Other Convertible Notes

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "February 2024 Convertible Note") with Treadway Holdings LLC ("Treadway"), a lender, in the aggregate principal amount of $6.0 million, which is convertible into shares of Common Stock. The Note accrues interest at a rate of 2.0% per month.

The original maturity date of the February 2024 Convertible Note was December 15, 2024. Interest payments are guaranteed through the Maturity date regardless of whether the February 2024 Convertible Note is earlier converted or redeemed. The February 2024 Convertible Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to the quotient resulting by dividing the outstanding principal balance of the February 2024 Convertible Note to be converted by an initial conversion price of $800,000.00 per share. The February 2024 Convertible Note sets forth certain standard events of default upon the occurrence of which the Company is required to deliver written notice to the Treadway within two (2) business days. At any time after the earlier of (a) Treadway’s receipt of a notice of default and (b) Treadway becoming aware of the event of default, the Treadway may require the Company to redeem all or any portion of the February 2024 Convertible Note. Upon an event of default, the February 2024 Convertible Note shall bear interest at a rate of 4.0% per month.

In November 2024, the Company and Treadway entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”) that amended and restated the February 2024 Convertible Note in its entirety. The Amended and Restated Note has a principal amount of $4.0 million. Pursuant to the Amended and Restated Note, the conversion price of the February 2024 Convertible Note was changed to $479.00 per share (the Common Stock’s Nasdaq Official Closing Price (as reflected on Nasdaq.com) on November 11, 2024. The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a loss on extinguishment upon issuance and the remaining unamortized discount was written off upon extinguishment. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes and change to were determined using a discounted cash flow analysis at a discount rate of 16.3%. The fair value of the February 2024 Convertible Notes of $4.0 million was recorded as a current liability upon fair value election.

Total payments for the year ended December 31, 2024 was $3.6 million. The Company entered into a deposit account control agreement (the “DACA”), with Treadway whereby cash received from CLMBR sales are automatically transferred to Treadway until the February 2024 Convertible Note is paid off. From November 11, 2024 to December 31, 2024, in the aggregate, Treadway converted $0.8 million of the Principal Amount into 1,607 shares of Common Stock (the “Note Conversion Shares”).

On December 13, 2024, the Company and Treadway entered into a Letter Agreement (the “Letter Agreement”) that amends the Note Purchase Agreement. Pursuant to the Letter Agreement, Section 3.2(a) of the Note Purchase Agreement was amended to allow the Company to extend the maturity date of the Amended and Restated Note (the “Maturity Date”) upon written notice to Treadway and payment of the Extension Fee (as defined below) to extend the Maturity Date for an additional thirty-day period (each an “Extension”). The Company shall be entitled to up to three Extensions.

Pursuant to the Letter Agreement, each “Extension Fee” shall be an amount in cash, calculated as of the Maturity Date prior to giving effect to such Extension, equal to five percent (5%) of the sum of (A) the outstanding principal balance of the Amended and Restated Note plus (B) the principal amount of converted Amended and Restated Note for which Treadway is still holding the resulting conversion shares. For each Extension period, if the principal amount of the Amended and Restated Note converted by Treadway during such Extension period is less than the purchase price received by Treadway upon the sale of the resulting conversion shares (such difference, the “Conversion Profit”), then the Extension Fee for the following Extension shall be reduced by an amount equal to such Conversion Profit (but not less than zero).

In connection with the Letter Agreement, the Company exercised its option for the first Extension on December 13, 2024, and paid the applicable Extension Fee of $0.2 million and reimbursed the Purchaser’s accrued but unpaid legal fees of $0.02 million. As of December 31, 2024, the Maturity Date was extended to January 14, 2025.

On January 14, 2025, Treadway sold the Amended and Restated Note to Woodway USA, Inc. (the “Woodway”). Woodway was the guarantor of the Note Purchase Agreement and is currently the largest customer of the Company, pursuant to the Exclusive Distribution Agreement, by and between the Company and Woodway dated as of February 20, 2024. On March 3, 2025, Woodway sold the Amended and Restated Note to TR Opportunities II LLC (the “Current Holder”). The transfer of the Amended and Restated Note on January 14, 2025 and March 3, 2025 were both exchanges between creditors without any involvement of the Company, therefore on either exchange date there was no accounting impact to the Company.

On April 18, 2025, the Company and the Current Holder entered into a Letter Agreement to lower the conversion price to $110.00 (a premium to the closing price of the Common Stock on April 17, 2025). On August 8, 2025, the Company and the Current Holder entered into a Letter Agreement to lower the conversion price to $55.00 (a premium to the closing price of the Common Stock on August 7, 2025).

On September 26, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Current Holder, pursuant to which the Current Holder and the Company exchanged the February 2024 Convertible Notes for a Class B Incremental Note in an aggregate principal amount of $2.2 million (the “September 2025 Exchange Note”).

The September 2025 Exchange Note accrues interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the September Exchange Note. The maturity date of the September Exchange Note was January 30, 2026. On November 24, 2025, the Company and the Current Holder amended the September 2025 Exchange Note to extend the maturity date to September 26, 2027.

The September 2025 Exchange Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the September 2025 Exchange Note to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the September Exchange Note, (iii) the Make-Whole Amount (as defined in the September 2025 Exchange Note), (iv) accrued and unpaid Late Charges (as defined in the September Exchange Note) with respect to such principal amount of the September Exchange Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any (the “Conversion Amount”), divided by (y) the conversion price of $55.00, subject to adjustment as provided in the September Exchange Note.

The September 2025 Exchange Note is also convertible (each, an “Alternate Conversion”) into shares of Common Stock at a conversion rate equal to the quotient of (x) the Conversion Amount, divided by (y) the Alternate Conversion Price (as defined below); provided, that if an event of default has occurred and is continuing, the September 2025 Exchange Note is convertible at a conversion rate equal to the quotient of (x) 120% of the Conversion Amount, divided by (y) the Alternate Conversion Price. The “Alternate Conversion Price” means the lower of (i) the applicable conversion price as in effect on the date of the Alternate Conversion, and (ii) the greater of (A) 118%, or, if an event of default has occurred and is continuing, 85%, of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice, and (B) the Floor Price (as defined in the September Exchange Note).

For the year ended December 31, 2025, the Current Holder converted a total of $1.9 million owed pursuant to the Amended and Restated Note into a total of 33,886 shares of Common Stock.

The fair value of this note was $0.9 million and $2.6 million as of December 31, 2025 and 2024, respectively. The Company recognized a loss on change in fair value of this note of $0.4 million for the year ended December 31, 2025 (see Note 13).

Principal Stockholder Promissory Notes

Prior to December 31, 2023, the Company entered into promissory notes with a then-principal stockholder (the "former principal stockholder”) of the Company. See Note 22. Related Party Transactions.

Promissory Notes - Related Parties

On March 5, 2025, the Company entered into an agreement to settle outstanding liabilities with its former legal counsel by issuing to them an unsecured promissory note in the principal amount of $3.9 million which had a maturity date of October 15, 2025 and accrued interest at a rate of 12% per annum. The note was not repaid on its scheduled maturity date. Total interest expense of $0.4 million was recorded in the consolidated statement of operations through November 7, 2025 and the total outstanding principal balance including accrued interest as of that date was $4.3 million.

On November 7, 2025, the Company's former legal counsel sold 50% of this note, including accrued interest, to Woodway, an unrelated party (the "New Woodway Note"). On December 29, 2025, the Company's former legal counsel sold the remaining 50% of this note in the amount of $2.2 million, including accrued interest, to two related parties of the Company, and this amount was outstanding as of December 31, 2025.

During 2019, 2020, 2021, 2022, and 2023, the Company entered into certain promissory notes with other related parties, all of which were repaid or otherwise settled in full during year ended December 31, 2024 (see Note 22).

Term Loan

On February 1, 2024, the Company entered into a Credit Agreement (the "Term Loan") with Vertical Investors LLC, (the “Lender”) pursuant to which the Company agreed to borrow from the Lender a term loan in the aggregate principal amount of approximately $8.0 million. The term loan bears interest at Daily Simple Secured Overnight Financing Rate ("SOFR-Based Rate"), and the Company has a guarantee fee of $2.3 million due on the maturity date. The guarantee fee was treated as a debt discount and accreted through interest expense through the revised maturity date of December 31, 2025. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to the Lender in exchange for reduction of outstanding debt of $3.0 million.

On April 24, 2024, (the “Effective Date”) the Company entered into a Loan Modification Agreement (the “Modification Agreement”) with the Lender reducing the outstanding debt by $3.0 million and extending the maturity date to December 31, 2024, which was subsequently extended to December 31, 2025. The Loan Modification Agreement was evaluated and determined to be a modification as the effective borrowing rate was not reduced therefore no concession were made at the time of the modification.

Pursuant to the Modification Agreement, the Company agreed to make monthly payments of interest in the amount of $60,000 to the Lender. In addition, the Company agreed to make mandatory principal payments simultaneously with the closing of all future capital raises by the Company or any affiliate of the Company. The first principal payment was to be the greater of (i) $3.0 million (the “Minimum Payment”) or (ii) 20% of the net amount raised from any source of debt, equity, synthetic equity instruments or otherwise less any reasonable expenses paid to third parties (the “Net Capital Raise”). At each capital raise thereafter, the Company was to make a mandatory principal payment to the Lender of 20% of the Net Capital Raise. As of the Effective Date, the outstanding principal amount of the Loan was approximately $5.0 million.

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

The Restoration Agreement was accounted for a derivative in the Company’s consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability or asset is remeasured at each reporting period using a Monte Carlo simulation with changes in fair value recorded in the consolidated statements of operations in change in fair value of derivatives (see Note 13).

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

For the year ended December 31, 2024, the Company and Lender agreed to reduce the Loan Amount by $1.6 million in exchange for the issuance of 7,440 shares of the Company’s Common Stock.

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

On August 8, 2025, the Company and the Lender entered into an Exchange Agreement and agreed to reduce the Term Loan by $0.3 million in exchange for the issuance of 6,000 shares of Common Stock at a price of $55.00.

On December of 2025, the Company and the Lender entered into two Exchange agreements, pursuant to which the Company issued an aggregate of 60,107 shares of Series C Preferred Stock in settlement of an aggregate Net Trade Value of $0.1 million. Also in December of 2025, the Company and the Lender entered into Exchange agreements to reduce the principal balance of the Term Loan by an aggregate of $0.8 million in exchange for 14,340 shares of Common Stock.

The carrying value of the Term Loan is as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Principal and interest	$326	$1,019
Guarantee fees	2,348	2,348
Unamortized debt discount	—	(146)
Aggregate carrying value	$2,674	$3,221

Interest expense recognized on the Term Loan is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Contractual interest expense	$399	$520
Amortization of debt discount	147	792
Total	$546	$1,312

Working Capital Facility

In connection with the acquisition of Wattbike, the Company assumed the obligations under a working capital facility for a total of $2.1 million in principal and accrued interest as of the date of acquisition. The interest rate under the facility is 1,100 basis points above the Bank of England Base Rate. On July 1, 2025, the Company extended the facility to June 30, 2026, and the total commitment under the facility was reduced to $2.7 million. For the year ended December 31, 2025, the Company incurred interest and fees totaling $0.5 million, all of all of which were paid-in-kind. The outstanding balance on this facility as of December 31, 2025 was $1.7 million.

Other Notes Payable

As previously discussed, on November 7, 2025, Woodway purchased the New Woodway Note from the Company's former legal counsel in the principal amount of $2.1 million. The New Woodway Note accrues interest at a rate of 12% per annum and has a maturity date of November 6, 2026. On December 29, 2025, Woodway exchanged $0.2 million of principal on this note for 15,000 shares of Common Stock, and the recorded a gain on the extinguishment of debt in the amount of $45,000. The outstanding balance on the New Woodway Note, including accrued interest, as of December 31, 2025 was $2.0 million.

On May 21, 2025, the Company issued an unsecured promissory note in the principal amount of $2.0 million to Woodway (the "May 2025 Woodway Note"). The May 2025 Woodway Note carries an original issue discount of 10.0% and accrues interest at a rate of 15% per annum, with a maturity date of May 21, 2027. At the date of issuance, $0.4 million of the proceeds was allocated to the fair value of the warrants issued in connection with the issuance of the note (see Note 13), resulting in a debt discount of $0.6 million. The Company recorded the debt discount as a direct reduction to the face value of the note and amortizes this amount over the life of the note as a component of interest expense. The carrying value of May 2025 Woodway Note as of December 31, 2025 was $1.8 million, which is reflected in loan payable- non-current on the consolidated balance sheet.

On May 1, 2025, the Company entered into an agreement to settle outstanding liabilities with a third-party by issuing to the third-party an unsecured promissory note in the principal amount of $0.5 million which has a maturity date of May 1, 2026 and accrues interest at a rate of 5% per annum. On December 17, 2025 the holder of the note exchanged $0.2 million of principal for 11,904 shares of Common Stock, and the total outstanding principal balance including accrued interest as of December 31, 2025 was $0.3 million.

In June 2023, the Company entered into a note purchase agreement (the "June 2023 Notes") pursuant to which the Company agreed to issue up to $15.8 million in aggregate principal amount of 10% senior secured notes due June 25, 2025 at their sole discretion. The June 2023 Notes are the senior secured obligations of the Company, bear interest at a rate of 10.0% per annum, and contain customary events of default. The maturity date was June 25, 2025, subject to earlier repurchase by the Company. The Company may redeem the June 2023 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the June 2023 Notes to be redeemed, plus any accrued and unpaid interest to (including any additional interest), but excluding, the redemption date. Additional senior secured notes may become available at the sole discretion of the lender. As of September 30, 2023, the Company defaulted on the payment of interest due on the June 2023 Notes. On November 3, 2023, the Lender waived their rights to seek remedies resulting from an event of default. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the June 2023 Notes were converted into 769,567 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.4 million on the extinguishment of debt upon conversion to Series A Preferred Stock for the year ended December 31, 2024. There was no outstanding balance on the June 2023 Notes as of December 31, 2024.

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

The November 2023 Bridge Notes were amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, a portion of the convertible notes were converted into 673,562 shares of Series A Preferred Stock. In March 2024, the notes were amended to a conversion price of $1.50. In March 2024, the remaining portion of the convertible notes were converted into 538,039 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt and loss on change in fair value of $0.3 million upon conversion to Series A Preferred Stock for the year ended December 31, 2024. There was no outstanding balance on the November 2023 Bridge Notes as of December 31, 2024.

In April and May 2024, the Company issued senior secured convertible preferred notes (the "Q2 2024 Convertible Notes"), in the aggregate principal amount of approximately $1.7 million, due April and May 2025. Interest on the outstanding principal of the notes accrued initially at a rate of 12% per annum. In April and May 2024, approximately

$1.4 million of the Q2 2024 Convertible Notes were converted into 1,407,186 shares of the Company's Series A Preferred Stock at a blended conversion price of $1.03 per share and the Company recognized a loss on the extinguishment of debt of $0.9 million in connection with this transaction. The remaining portion of the Q2 2024 Convertible Notes of approximately $0.3 million was paid in June 2024, and there was no outstanding balance on these notes as of December 31, 2024.

The change in the balance of other notes payable issued in 2023 and 2024 is as follows:

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

In August 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.7 million, due August 31, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 398,352 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.2 million on the extinguishment of debt upon conversion to Series A Preferred Stock for the year ended December 31, 2024, and there was no balance outstanding on this note as of December 31, 2024.

In October 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.5 million, due October 15, 2026. Interest on the outstanding principal of the notes accrues initially at a rate of 15% per annum. The note was assumed by the Company in January 2024. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the convertible note was converted into 258,929 shares of Series A Preferred Stock. The Company recognized a loss equal to $0.1 million on the extinguishment of debt upon conversion to Series A Preferred Stock for the year ended December 31, 2024, and there was no balance outstanding on this note as of December 31, 2024.

In November 2023, CLMBR, Inc. issued secured promissory notes in the aggregate principal amount and accrued interest of approximately $0.7 million, due January 31, 2025. Interest on the outstanding principal of the notes accrues initially at a rate of 12% per annum. The note was assumed by the Company in February 2024 in connection with the acquisition of CLMBR, Inc. The note was amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.80 per share. The promissory note was repaid in October 2024, and there was no balance outstanding on this note as of December 31, 2024.

The change in the balance of the promissory notes assumed in connection with the CLMBR Acquisition is as follows:

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

On December 7, 2023, the Company issued a convertible note (the "December 2023 Note") to an accredited investor (the "Note Investor") with an aggregate principal amount of $2.2 million. The December 2023 Note carries an original issue discount of 8.0% and accrues interest at a rate of 7.0% per annum. The maturity date of the December 2023 Note was December 7, 2024 (the “Maturity Date”). Interest payments are guaranteed through the Maturity Date regardless of whether the December 2023 Note is earlier converted or redeemed. The December Note was paid off in July 2024 for $0.2 million and the outstanding balance is $0 as of December 31, 2024. The Company recognized a total of $1.4 million of interest on the December 2023 during the year ended December 31, 2024, including amortization of debt discount and issuance costs totaling $1.3 million.

Scheduled maturities of the Company's outstanding debt as of December 31, 2025 is as follows:

Fiscal Years Ending December 31,
(in thousands)	Convertible Notes	Loans Payable
2026	$6,913	$8,823
2027	1,670	1,794
2028	1,068	-
Total	$9,651	$10,617

Note 12. Warrants

The following is a schedule of changes in stock purchase warrants issued and outstanding from December 31, 2024 to December 31, 2025;

	Outstanding as of				Outstanding as of
	December 31, 2024	Issued	Exercised	Canceled	December 31, 2025
February 2024 Warrants	7	—	—	—	7
Woodway February 2024 Warrants	2	—	—	—	2
Registered Direct Placement Agent Warrants	1	—	—	—	1
Registered Direct Offering Warrants	14	—	—	—	14
Best Efforts Offering A-1 Warrants	284	—	—	—	284
Best Efforts Offering A-2 Warrants	284	—	—	—	284
Best Efforts Placement Agent Warrants	21	—	—	—	21
January 2025 Warrants	—	6,742	(1,845)	—	4,897
Woodway May 2025 Warrants	—	4,000	—	—	4,000
Class A Incremental Notes Warrants	—	113,067	—	—	113,067
Total Common Stock Purchase Warrants	613	123,809	(1,845)	—	122,577

The warrants are carried at fair value and classified as long-term liabilities within the Company's consolidated balance sheets as of December 31, 2025 and 2024. Changes in their fair value are recognized in earnings at each reporting period. Warrant liabilities were $0.4 million and $4,000 as of December 31, 2025 and 2024, respectively.

January 2025 Warrants

In connection with the issuance of the January 2025 Convertible Note (see Note 7), the Company issued warrants to purchase 6,742 shares of common stock with an initial exercise price of $94.57 per share. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock. On July 7, 2025, the Company entered into an inducement offer letter agreement and agreed to exercise part of the January 2025 Warrants of 1,845 shares at an exercise price of $54.20 per share. The Company recognized a gain of $0.7 million for changes in fair value of these warrants for the year ended December 31, 2025.

Woodway May 2025 Warrants

On May 21, 2025, the Company issued warrants to purchase 4,000 shares of common stock. The warrants are exercisable for shares of common stock at a price of $125.00 per share. The warrants may be exercised during the period commencing May 21, 2025 and ending May 21, 2035. The Company recognized a gain of $0.4 million for changes in fair value for the year ended December 31, 2025.

Class A Incremental Notes Warrants

During the year ended December 31, 2025, the Company issued an aggregate of 113,072 warrants in connection with the issuance of Class A Incremental Notes (see Note 7) with initial exercise prices ranging from $20.11 to $306.00 per share. The Company recognized a gain of $1.8 million for changes in fair value for the year ended December 31, 2025.

November 2023 Bridge Warrants

In connection with the November Bridge Notes discussed further in Note 11, the Company entered into a warrant agreement whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants have been issued as of December 31, 2025.

December 2023 Warrants

On December 7, 2023, the Company issued an aggregate 2 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its December 2023 Note. Each warrant has a strike price of $500,000.00 per share. The warrant may be exercised during the period commencing December 7, 2023 and ending June 7, 2029. The Company recognized a gain equal to $0 and $0.3 million for the years ended December 31, 2025 and 2024, respectively, related to the change in fair value of the warrants issued in December 2023.

Pursuant to the warrant agreement entered into with an accredited investor in December 2023, the number of shares of common stock issuable under the warrants increased to 7 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $40,000.00 and the number of shares of common stock issuable increased to 28. In June 2024, 3i exercised 2 warrant shares for $90,000. The remaining 26 warrants were exchanged for 375,000 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.4 million for the years ended December 31, 2024.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 7 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million February 2024 Note. The Warrants are exercisable for 3 shares of Common Stock, at a price of $500,000.00 per share (“Warrant 1”) and $700,000.00 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”) (the “Exercise Prices”). The Warrants may be exercised during the period commencing February 1, 2024 and ending on February 1, 2034. The Exercise Prices are subject to voluntary adjustments and adjustments upon subdivision or combinations of shares of Common Stock. The Company recognized a gain equal to $0 and $1.8 million for the years ended December 31, 2025 and 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

Woodway Warrants

On February 20, 2024, the Company issued 2 warrants in connection with an Exclusive Distribution Agreement with WOODWAY USA, INC ("Woodway"). Each warrant has a strike price of $500,000.00 per share. The warrants may be exercised during the period commencing February 20, 2024 and ending February 20, 2034. The Company recognized a gain equal to $51,000 and $0.3 million for the years ended December 31, 2025 and 2024, respectively, related to the change in fair value of the warrants issued in February 2024.

Registered Direct Placement Agent Warrants

On May 8, 2024, the Company entered into an engagement agreement with H.C. Wainwright & Co., LLC (the "Placement Agent"), pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Registered Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 1 share of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Registered Offering) and will have a term of five years from the commencement of sales in the Registered Offering and an exercise price of $88,000.00 per share. The Company recognized a gain equal to $1,000 and $50,000 for the years ended December 31, 2025 and 2024, respectively, related to the change in fair value of these warrants.

Registered Direct Offering Warrants

Pursuant to the securities purchase agreement, in a concurrent private placement (together with the Registered Offering, the “Offering”), the Company has also agreed to issue to the Investors unregistered warrants to purchase up to an aggregate of 14 shares of Common Stock, which represent 100% of the shares of Common Stock to be issued and sold in the Registered Offering. The Warrants have an exercise price of $70,400.00 per share, and will expire on the five and one-half (5.5) year anniversary from the Stockholder Approval Date on May 31, 2024. The Company recognized a gain equal to $22,000 and $0.7 million for the years ended December 31, 2025 and 2024, respectively, related to the change in fair value of the warrants issued in May 2024.

Best Efforts Offering Pre-Funded Warrants

On July 1, 2024, the Company issued pre-funded warrants to purchase up to an aggregate of 262 shares of common stock. The public offering price for each Pre-Funded Warrant and was $14,090.00. The Pre-Funded Warrants were exercised in full in July 2024. The fair value of the warrants of $3.7 million was recorded as a long-term liability upon issuance. The Company recorded a change in fair value of warrants of $1.1 million for the year ended December 31, 2024.

Best Efforts Offering A-1 and A-2 Warrants

On July 1, 2024, the Company issued Series A-1 warrants to purchase up to an aggregate of 284 shares of common stock and Series A-2 warrants to purchase up to an aggregate of 284 shares of common stock. The public offering price for each Share and accompanying Warrants was $14,100.00 (which is the last reported sale price of the Common Stock on The Nasdaq Capital Market on June 28, 2024). Each Warrant has an exercise price of $14,100.00 per share and is exercisable beginning on the effective date of stockholder approval on August 30, 2024. The Series A-1 Warrant will expire on the five-year anniversary of the initial issuance date. The Series A-2 Warrant will expire on the eighteen-month anniversary of the initial issuance date. The Company recognized a gain equal to $3.6 million and $4.6 million for the years ended December 31, 2025 and 2024, respectively, related to the change in fair value of the A-1 and A-2 Warrants issued in July 2024.

Best Efforts Placement Agent Warrants

The Company entered into an engagement agreement with H.C. Wainwright & Co., LLC (the "Placement Agent"), pursuant to which the Placement Agent agreed to act as the exclusive placement agent in connection with the Best Efforts Offering. The Company has agreed to issue the Placement Agent or its designees as compensation in connection with the Offering, warrants to purchase up to an aggregate of 21 shares of Common Stock (equal to 7.5% of the aggregate number of Shares sold in the Best Efforts Offering) and will have a term of five years from the commencement of sales in the Best Efforts Offering and an exercise price of $17,630.00 per share. The Company recognized a gain equal to $0.2 million for each of the years ended December 31, 2025 and 2024 related to the change in fair value of the warrants issued in July 2024.

Note 13. Fair Value Measurements

The Company’s financial instruments consist of derivatives, convertible notes held at fair value and warrants. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 were as follows:

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)			(in thousands)
Assets
Cash and cash equivalents	$512	$—	$—	$138	$—	$—
Total	$512	$—	$—	$138	$—	$—
Liabilities
Derivatives	$—	$—	$243	$—	$—	$73
Convertible Notes	—	—	5,247	—	—	2,557
Warrants	—	—	408	—	—	4
Total	$—	$—	$5,898	$—	$—	$2,634

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1 and Level 2, nor into and out of Level 3. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities

.

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for years ended December 31, 2025 and 2024.

Derivatives

(in thousands)	Loss Restoration Derivative	January 2025 Derivative	Class A Incremental Notes Derivative	Wattbike FX Contract Derivative	Total Derivative Liabilities

Fair value at December 31, 2024	$73	$—	$—	$—	$73
Issuance of derivatives	—	963	3,453	—	4,416
Derivative settlement	(3,889)	—	—	—	(3,889)
Change in estimated fair value of derivatives	3,816	(963)	(3,210)	(125)	(482)
Acquisition	—	—	—	125	125
Fair value at December 31, 2025	$—	$—	$243	$—	$243

	December 2023	Loss Restoration	Total
(in thousands)	Derivative	Derivative	Derivatives
Fair value at December 31, 2023	$122	$—	$122
Issuance of derivatives	—	61	61
Derivative settlement	—	(570)	(570)
Change in estimated fair value of derivatives	(122)	582	460
Fair value at December 31, 2024	$—	$73	$73

The Company recorded the derivatives as a derivative asset or liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. For the outstanding derivatives as of December 31, 2025 and December 31, 2024, the fair value of the derivatives were determined using a Monte Carlo simulation. The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate.

The following table outlines the key inputs for the Monte Carlo Simulation models:

	December 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.45% - 3.51%	4.2%
Weighted-average expected term (in years)	0.72 - 2.65	1.00
Weighted-average expected volatility	95.0%	111.7%
Expected dividend yield	—%	0.0% - 15.0%

Convertible Notes

September 2025 Exchange Note

The Company entered into convertible note arrangement in February 2024. The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a loss on extinguishment upon issuance and the remaining unamortized discount was written off upon extinguishment. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the February 2024 Convertible Notes were determined using a discounted cash flow analysis at a discount rate of 31% and 16.3% as of December 31, 2025 and 2024, respectively. The fair value of the February 2024 Convertible Notes of $4.0 million was recorded as a current liability upon issuance. The Company recorded a loss on extinguishment of debt of $0.5 million and change in fair value adjustment of $0.2 million for the year ended December 31, 2024. On January 14, 2025, Treadway sold the Amended and Restated Note to Woodway USA, Inc. On September 26, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Current Holder, pursuant to which the Current Holder and the Company exchanged the February 2024 Convertible Notes for a Class B Incremental Note in an aggregate principal amount of $2.2 million (the “September 2025 Exchange Note”) (see Note 11). The company recorded a change in fair value adjustment of $0.4M for the year ended December 31, 2025.

February 2024
(in thousands)	Convertible Note
Carrying amount at November 11, 2024	$3,507
Loss on extinguishment of debt	493
Cash paid for interest and principal	(485)
Conversion to common stock	(770)
Change in estimated fair value of convertible notes	(188)
Fair value at December 31, 2024	2,557
Cash paid for interest	(88)
Conversion to common stock	(1,930)
Change in estimated fair value of convertible notes	394
Fair value at December 31, 2025	$933

January 2025 Exchange Notes

See Note 22, Related Party Transactions.

June 2025 Convertible Exchangeable Notes

The Company elected the fair value option for the June 2025 Convertible Exchangeable Notes. As further described in Note 7, these notes were retired in October and December of 2025. The fair value of the June 2025 Convertible Exchangeable Notes was determined at issuance based on net proceeds of $50.0 million, and using a discounted cash flow analysis at a discount rate of 3.56% and 3.60% as of October 13, 2025 and December 9, 2025, respectively.

June 2025
Convertible
(in thousands)	Exchangeable Notes
Fair value at June 13, 2025	$50,000
Change in estimated fair value of convertible notes	(28,620)
Retirement of notes	(21,380)
Fair value at December 31, 2025	$-

Remainder Notes

The Company also elected the fair value option for the Remainder Notes issued upon the settlement of the June 2025 Convertible Exchangeable Notes (see Note 7). These notes were valued using a Monte Carlo Simulation model using a discount rate of 31%, volatility of 95% and a risk free rate of 3.5% as of December 31, 2025.

(in thousands)	Remainder Notes
Fair value at December 31, 2024	$—
Fair value of Remainder Note issued 10/20/2025	2,057
Fair value of Remainder Note issued 12/9/2025	2,949
Change in estimated fair value of convertible notes	(692)
Fair value at December 31, 2025	$4,314

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

Accrued Earn Out

At December 31, 2025, the Company assessed the fair value of the contingent consideration recognized in the Wattbike acquisition (see Note 23) based on projected revenue and determined the likelihood of achieving the sales target that would generate the contingent payment was remote. As a result, the Company derecognized that liability at December 31, 2025 and recorded again on the change in fair value of $0.2 million.

As part of the Acquisition of CLMBR, Inc., the Sellers were entitled to receive a contingent payment in the form of shares of Common Stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, there were 2 contingent payments (1) based on total CLMBR sales in 2024 (5,000 units sold in 2024) and (2) based on CLMBR sales through B2B channel in 2024 (2,400 in B2B channel in 2024). Contingent payment (1) was determined at inception to be remote and therefore, $0 was recognized for the earn out as of the acquisition date. Contingent payment (2) was probable and a contingent liability of $1.3 million was recorded based on in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers would be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 56 Earn-Out Shares. The Company assessed the fair value as of September 30, 2024 and it was determined based on current sales that achieving the projection and likelihood of contingent payment (2) was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for the year ended December 31, 2024 related to change in fair value of the earn out recorded in the consolidated statements of operations in change in fair value of earnout.

Warrants

The following table summarizes the activity for the Company Level 3 warrant liabilities measured at fair value on a recurring basis for the year ended December 31, 2025:

(in thousands)	2024 Common Warrants (1)	2025 Common Warrants (2)	Total Warrants
Fair value at December 31, 2024	$4	$—	$4
Issuance of warrants	—	3,217	3,217
Change in estimated fair value of warrants	(4)	(2,809)	(2,813)
Fair value at December 31, 2025	$—	$408	$408

(1) - Includes February 2024 Warrants, Woodway February 2024 Warrants, Registered Direct Placement Agent Warrants, Registered Direct Offering Warrants, Best Efforts Offering A-1 Warrants, Best Efforts Offering A-2 Warrants, Best Efforts Placement Agent Warrants. The fair value of the warrants was determined using a Black-Scholes-Merton model.

(2) - Includes warrants issued in connection with the January 2025 Convertible Note and the Class A Incremental Notes. The fair value of the warrants was determined using a Black-Scholes-Merton model.

The following table outlines the key inputs for the Black-Scholes option-pricing models:

	December 31,	December 31,
	2025	2024
Weighted-average risk-free interest rate	3.7% - 4.2%	4.2% - 4.6%
Weighted-average expected term (in years)	0.26 - 9.52	1.02 - 9.27
Weighted-average expected volatility	150.0%	66.6% - 116.7%
Expected dividend yield	—%	—%

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

December 31,
2024
Weighted-average risk-free interest rate	4.4%
Weighted-average expected term (in years)	4.42
Weighted-average expected volatility	81.2%
Expected dividend yield	—%

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

December 31,
2024
Weighted-average risk-free interest rate	—%
Weighted-average expected term (in years)	—
Weighted-average expected volatility	—%
Expected dividend yield	—%

Pursuant to the warrant agreement entered into with an accredited investor in December 2023, the warrant to purchase shares of common stock increased to 8 following dilutive issuances in May 2024 whereas the exercise price was reduced to an amount equal to the new issuance price. In June 2024, the exercise price was reduced to $40,000.00 and the warrant shares increased to 28. In June 2024, 3i exercised 2 warrant shares for $0.09 million. The remaining 26 warrants were exchanged for 3,750 shares of Series A Preferred Stock in June 2024 and the Company recognized a loss equal to $0.4 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively.

February 2024 Warrants

On February 1, 2024, the Company issued an aggregate 7 warrants to purchase shares of common stock to an accredited investor in conjunction with the issuance of its $6.0 million February 2024 Note. The fair value of the warrants was determined using a Black-Scholes-Merton model, in which the probability and timing of potential future events is considered in order to estimate the fair value of the warrants as of each valuation date. For the outstanding warrants as of December 31, 2024 and December 31, 2023, management determined the fair value of the warrants using the following significant unobservable inputs: (1) probability and timing of events, (2) expected future equity value of the underlying shares at the time of conversion, (3) dividend yield and (4) a risk free rate. The assumptions used to estimate the fair value of the February 2024 Warrants are as follows:

December 31,
2024
Weighted-average risk-free interest rate	4.6%
Weighted-average expected term (in years)	9.22
Weighted-average expected volatility	93.3%
Expected dividend yield	—%

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

December 31,
2024
Weighted-average risk-free interest rate	4.6%
Weighted-average expected term (in years)	9.27
Weighted-average expected volatility	66.6%
Expected dividend yield	—%

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

December 31,
2024
Weighted-average risk-free interest rate	4.4%
Weighted-average expected term (in years)	4.45
Weighted-average expected volatility	81.5%
Expected dividend yield	—%

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

December 31,
2024
Weighted-average risk-free interest rate	4.4%
Weighted-average expected term (in years)	4.96
Weighted-average expected volatility	77.8%
Expected dividend yield	—%

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

December 31,
2024
Weighted-average risk-free interest rate	4.4%
Weighted-average expected term (in years)	4.57
Weighted-average expected volatility	80.0%
Expected dividend yield	—%

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

December 31,
2024
Weighted-average risk-free interest rate	4.2%
Weighted-average expected term (in years)	1.02
Weighted-average expected volatility	116.7%
Expected dividend yield	—%

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

December 31,
2024
Weighted-average risk-free interest rate	4.4%
Weighted-average expected term (in years)	4.56
Weighted-average expected volatility	80.0%
Expected dividend yield	—%

Note 14. Leases

The Company adopted ASC 842 on January 1, 2022, using the effective date transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date.

The Company has made certain assumptions and judgments when applying ASC 842 including the adoption of the package of practical expedients available for transition. The practical expedients allowed the Company to not reassess (i) whether expired or existing contracts contained leases, (ii) lease classification for expired or existing leases and (iii) previously capitalized initial direct costs. The Company also elected not to recognize right-of-use assets and lease liabilities for short-term leases (leases with a term of twelve months or less).

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

As of December 31, 2025 and 2024, the weighted average discount rate for operating leases was 6.42% and 6.89%, respectively, and the weighted average remaining lease term for operating leases as of December 31, 2025 and 2024 was 2.4 and 2.3 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s consolidated balance sheets. The components of lease expense and other information for the years ended December 31, 2025 and 2024 were as follows.

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease costs	$372	$311
Variable lease costs	137	74
Short-term lease costs	20	41
Total lease costs	529	426
Other information:
Cash paid for amounts included in the measurement of operating lease liability	$509	$329

No new right-of-use assets obtained in exchange for lease liabilities for the years ended December 31, 2025 and 2024.

Total right-of-use assets and operating lease liabilities of $0.2 million were acquired in the Wattbike Acquisition in 2025, and total right-of-use assets and operating lease liabilities of $0.4 million were acquired in the CLMBR Acquisition in 2024, and were recorded at fair value on the acquisition date.

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2026	145
2027	145
2028	63
2029	—
Thereafter	—
Total future minimum lease payments	353
Less: imputed interest	(23)
Present value of operating lease liability	$330

Current portion of lease liability	159
Non-current portion of lease liability	171
Present value of operating lease liability	$330

Note 15. Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative FORME net sales up to $5.0 million and 1% of cumulative FORME net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million was to be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of December 31, 2025 and 2024. The Company recorded royalty expense of approximately $20,000 for the years ended December 31, 2025 and 2024.

Legal Proceedings

On March 7, 2024, a petition was filed by Tung Keng Enterprise Co., Ltd. d/b/a DK City Co., Ltd. (“DK City”) against CLMBR, Inc. and the Company in the United States District Court for the District of Colorado to enforce a monetary arbitration award of approximately $2.25 million against CLMBR, Inc. (the “Petition”). The Company was not involved in that prior arbitration, which involved alleged breaches of an equipment manufacturing agreement between CLMBR, Inc. and DK City. On June 25, 2024, CLMBR, Inc. and the Company collectively resolved the dispute via a Confidential Settlement Agreement and Mutual Release with DK City. Pursuant to that agreement, the Company was required to make certain payments to DK City, CLMBR, Inc. and the Company would be released from liability, and the Petition would be voluntarily dismissed without prejudice. The Company subsequently defaulted on this agreement due to not complying with the payment plan, and on September 22, 2025 a new petition was filed alleging breach of the negotiated settlement. The complaint seeks damages in the amount of $2.0 million, plus statutory interest and attorneys' fees. The Company has admitted liability, and the parties have requested a Magistrate Judge settlement conference. The plaintiff has filed a motion for summary judgment, but the parties are engaged in settlement discussions.

Total remaining payments as of December 31, 2025 and 2024 of $2.1 million, including default interest of $0.1 million, are reflected in Accrued Expenses and other current liabilities in the accompanying consolidated balance sheet.

On or about February 20, 2025, the Company was sued in the Superior Court of Massachusetts, Suffolk County, by one of its former financial services consultants (“the Plaintiff”), alleging a breach of an agreement between the parties for financial services Plaintiff allegedly provided to the Company. The dispute was fully and amicably resolved and on June 12, 2025, the parties filed a joint stipulation of dismissal with prejudice and settlement amount was $2.2 million. The current portion of the total remaining payments as of December 31, 2025 of $0.3 million is included in accrued expenses and other current liabilities and the non-current portion of $1.8 million is included in other long term liabilities in the condensed consolidated balance sheet.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16. Stockholders’ Equity

Common Stock

The Company’s authorized Common Stock consisted of 900,000,000 shares at $0.0001 par value, as of December 31, 2025 and 2024. The issued and outstanding common stock was 307,516 and 14,021 shares as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company issued an aggregate of 184,677 shares of Common Stock upon the conversion of convertible notes payable. Also during the year ended December 31, 2025, the Company issued an aggregate of 49,730 shares of Common Stock in connection with the settlement of other indebtedness and accounts payable.

During the year ended December 31, 2025, the Company issued an aggregate of 49,038 shares of Common Stock in exchange for 1,091,225 shares and 3,530,616, shares of Series A Preferred Stock and Series C Preferred Stock, respectively.

On October 10, 2025, the Company issued 2,485 shares of Common Stock to settle an outstanding balance of $0.1 million with a vendor.

In July 2025, the Company entered into an inducement offer letter agreement with the holder of the January 2025 Convertible Note to exercise their January 2025 Warrants for 1,845 shares of Common Stock at an exercise price of $54.20 per share.

In February 2025, the Company issued 8,215 shares of Common Stock from an At the Market offering and received proceeds of $1.6 million.

On February 2, 2024, the Company issued 3 shares of Common Stock in connection with acquisition of CLMBR, Inc. as part of the purchase price.

From January 2024 through June 2024, the Company issued 28 shares of Common Stock upon conversions of $1.9 million from the December 2023 Convertible Note.

On February 1, 2024, the Company issued 1 shares of Common Stock to the February 2024 Convertible Note holder, pursuant to a securities purchase agreement.

On February 1, 2024, the Company issued 0 shares of Common Stock to the December 2023 Convertible Note holder and the Equity Line Investor for granting a waiver to the Company to allow the Company to issue the February 2024 Convertible Note and to enter into the Term Loan.

In January 2024 through May 2024, the Company issued 4 shares of Common Stock from an equity line of credit.

In May 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market under the rules of The Nasdaq Stock Market an aggregate of 14 shares of Common Stock at an offering price of $70,400.00 per share.

In June 2024, the Company issued 2 shares of Common Stock upon the exercise of warrants associated with the December 2023 Convertible Note.

In July 2024, the Company commenced a best efforts public offering of an aggregate of 21 shares of Common Stock of the Company, at an offering price of $14,100.00 and issued 262 shares of Common Stock from the exercise of pre-funded warrants of Common Stock at an offering price of $14,090.00 per share.

In June 2024 through December 2024, the Company issued 6,487 shares of Common Stock from an At the Market offering.

From September 2024 through November 2024, the Company issued 2,351 shares of Common Stock upon conversion of $2.4 million of debt.

From November 2024 through December 2024, the Company issued 2,620 shares of Common Stock upon conversion of 919,794 shares of Series A Preferred Stock.

Preferred Stock

In January 2024, the Board authorized the proposed issuance of shares of non-voting Series A and Series B convertible preferred stock. The Company's authorized preferred stock consists of 200,000,000 shares at $0.0001 par value as of December 31, 2024. The Series A Certificate designated 10,000,000 shares of the Company’s preferred stock as Series A Preferred Stock. The Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock. In September 2024, our board authorized the proposed issuance of shares of non-voting Series C convertible preferred stock. The Series C Certificate designated 5,000,000 shares of the Company’s preferred stock as Series C Preferred Stock. The remaining unissued shares of our authorized preferred stock are undesignated. On April 18, 2024, the Series A Certificate was amended increasing designated shares from 5,000,000 to 7,000,000. On June 28, 2024 the Series A Certificate was amended increasing designated shares from 7,000,000 to 10,000,000. In June 2025, the Board authorized the proposed issuance of shares of non-voting Series LTI convertible preferred stock. The Series LTI Convertible Preferred Stock Certificate of Designation designated 5,000,000 shares of the Company’s preferred stock as Series LTI Convertible Preferred Stock. On June 26, 2025, the Board approved the Certificate of Designations of Series E Convertible Preferred Stock. The Series E Certificate designated 1,300,000 shares of the Company’s authorized preferred stock as Series E Convertible Preferred Stock.

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

Pursuant to the Certificate of Designations of Series A Preferred Stock, on September 30, 2024, the Board declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 269,334 shares of Series A Preferred Stock. The Company issued 59,668 Dividend Shares on September 30, 2024 and 209,666 Dividend Shares on October 1, 2024.

During the year ended December 31, 2025, the Board declared dividends on the Series A Preferred Stock as dividends in kind, and the Company issued a total of 369,319 shares of Series A Preferred Stock. Also during the year ended December 31, 2025, 613,311 shares of Series A Preferred Stock were converted into 27,304 shares of Common Stock.

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series A Preferred Stock in cash, therefore the Series A Preferred Stock is classified as permanent equity on the Company's consolidated balance sheets as of December 31, 2025 and 2024.

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
•
In the event that stockholder approval is not obtained, the holders of the Series B Preferred Stock may voluntarily convert the Series B Preferred Stock into Common Stock, provided that in no event shall the number of shares of Common Stock issued upon such voluntary conversion exceed 19.99% of the total number of shares of Common Stock outstanding as of immediately prior to the execution of the CLMBR Asset Purchase Agreement.
•
The Series B Preferred Stock does not have any voting rights, other than any vote required by law or the Company’s certificate of incorporation (which does not currently provide for any such voting rights) and is not entitled to any dividends.

During the year ended December 31, 2025, 1,091,225 shares of Series B Preferred Stock were converted into 6 shares of Common Stock.

The Company classifies Series B Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, as there are conversion features that are subject to shareholder approval which is outside of the Company's control and therefore the securities should be classified outside of permanent stockholders’ equity (deficit). Upon receiving shareholder approval on May 31, 2024, the Company classified the Series B Preferred Stock as permanent equity as of December 31, 2025 and 2024.

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

During the year ended December 31, 2025, the Board declared dividends on the Series C Preferred Stock as dividends in kind, and the Company issued a total of 263,753 shares of Series C Preferred Stock. No dividends were declared on the Series C Preferred Stock during the year ended December 31, 2024. Also during the year ended December 31, 2025, 3,530,616 shares of Series C Preferred Stock were converted into 49,037 shares of Common Stock.

There are no circumstances outside the Company's control other than final liquidation that would require the Company to settle the Series C Preferred Stock in cash, therefore the Company classified the Series C Preferred Stock as permanent equity as of December 31, 2025 and 2024.

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

All of the 1.3 million designated shares of Series E Preferred Stock were issued on July 1, 2025 in connection with the closing of the Wattbike Acquisition. Because the conversion features within the Series E Preferred Stock are subject to shareholder approval which is outside the Company's control, the Series E Preferred Stock is classified outside of permanent equity on the Company's consolidated balance sheet as of December 31, 2025.

Note 17. Equity-Based Compensation

On June 14, 2025, the Company issued a total of 1,250,000 shares of the Company’s Series LTI Convertible Preferred Stock (the "LTI Preferred Stock") to the Company’s executive officers and members of the Board that vested 100% upon the grant date. No holder of LTI Preferred Stock had the right to convert any shares of LTI Preferred Stock, without shareholder approval. If such shareholder approval was not obtained on or before June 6, 2026, the Company would have redeemed each share of the LTI Preferred Stock for cash at a redemption price equal to the Original Issue Price of $2.0. The Company classified the Series LTI Preferred Stock in accordance with ASC 718 as a liability award and was initially included in Accrued expenses and other current liabilities, measured at the full redemption value, as there were conversion features that were subject to shareholder approval which is outside of the control of the Company. The Company recognized $2.5 million of compensation expense related to the LTI Preferred Stock in June of 2025.

On December 31, 2025, the Board approved the cancellation and retirement of all of the shares of LTI Preferred Stock previously issued. In connection with the Board’s approval of the cancellation of the shares of LTI Preferred Stock, on December 31, 2025, each holder of LTI Preferred Stock entered into a letter agreement with the Company pursuant to which the holders of LTI Preferred Stock agreed to surrender all shares of LTI Preferred Stock held for cancellation, for no consideration.

Following the surrender of the shares pursuant to the letter agreements, the Company cancelled and rescinded the shares, and such shares were restored to the status of authorized but unissued shares of Series LTI Preferred Stock. As a result, the Company reversed all of the compensation expense previously recognized with respect to the LTI Preferred Stock, and there was no compensation expense recognized for the LTI Preferred Stock for the year ended December 31, 2025.

Stock Options - 2023 and 2020 Equity Incentive Plans

Presented below is a summary of the compensation cost recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development	$894	$3,805
Sales and marketing	—	26
General and administrative	2,185	6,421
Total stock-based compensation expense	$3,079	$10,252

For the years ended December 31, 2025 and 2024, $0.4 and $0.6 million, respectively, of stock-based compensation was capitalized as software costs.

During the years ended December 31, 2025 and 2024, the Company did not grant any shares under the 2023 Plan or the 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights. The following summary sets forth the stock option activity under the 2023 Plan and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2023	8	$1,011,770.00	9.3	$547
Granted	—
Exercised	—
Cancelled or forfeited	—	962,009.00
Outstanding as of December 31, 2024	7	$1,015,403.00	8.3	$—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	1,825,440.20
Outstanding as of December 31, 2025	7	$100,643.50	7.3	$—
Options exercisable as of December 31, 2025	4	$513,793.50	7.2	$—
Options unvested as of December 31, 2025	3	$1,738,502.70	7.4	$—

The Company recognized stock-based compensation expense of $3.5 million and $10.9 million for the years ended December 31, 2025 and 2024, respectively, of which $0.4 million and $0.6 million was capitalized as software costs for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had

unrecognized compensation expense of $0.9 million and $4.4 million, respectively, that is expected to be recognized over a weighted-average period of 0.2 and 0.7 years, respectively.

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

For the years ended December 31, 2025 and 2024, Woodway, our exclusive distributor, represented 18% and 63%, respectively, of the Company’s total revenue.

The Company had no vendors representing greater than 10% of total finished goods purchases for the years ended December 31, 2025 and 2024.

Note 19. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2025 and 2024, the Company did not make any contributions to the plan.

Note 20. Income Taxes

The components of loss before income taxes are as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
United States	$(22,217)	$(34,523)
Foreign	(1,751)	(411)
Loss from operations before income taxes	$(23,968)	$(34,934)

The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Current:
Federal	—	—
State	5	9
Foreign	—	—
Total current expense:	5	9
Deferred expense :
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense:	—	—
Total	$5	$9

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the years ended December 31, 2025 and 2024 in accordance with the guidance in ASU No. 2023-09:

	Year ended December 31,
	2025		2024
	(in thousands)
Tax at Federal statutory rate	$(5,033)	21.00%	$(7,336)	21.00%
Effect of:
Nondeductible expenses	(73)	0.31%	98	-0.28%
Nontaxable changes in fair value of convertible notes	(6,012)	25.08%	27	-0.08%
Research and development tax credits	131	-0.55%	(375)	1.07%
State taxes, net of federal benefit	988	-4.11%	(245)	0.70%
Foreign tax rate differential	(70)	0.29%	(16)	0.05%
Return to provision adjustments	(114)	0.48%	174	-0.50%
Change in valuation allowance	10,185	-42.49%	6,504	-18.62%
Disqualified debt	(402)	1.68%	(604)	1.73%
Stock based compensation	405	-1.69%	1,782	-5.10%
Total	$5	-0.02%	$9	-0.03%

The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the year ended December 31, 2025 are due to the change in valuation allowance and State taxes, net of Federal benefit, partially offset by nontaxable changes in the fair value of convertible notes. The primary differences from the U.S. statutory rate and the Company’s effective tax rate for the year ended December 31, 2024 were are due to the change in valuation allowance, State taxes, net of Federal benefit and stock-based compensation including excess tax benefits.

On July 4, 2025, the One, Big, Beautiful Bill Acct (the "OBBA") was signed into law in the United States. The OBBA and relate notices include several significant provisions. The most significant impact is the reversal of capitalization of domestic research and development ("R&D") expenditures that was required under the Tax Cuts and Jobs Act that was enacted in 2017. For the year ended December 31, 2025, the Company was able to take a tax deduction for the unamortized balance of R&D costs and did not capitalize any domestic R&D expenditures. During the year ended December 31, 2024, the Company capitalized $2.6 million of domestic R&D expenses.

On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. Among other provisions, the Inflation Reduction Act includes a 15% minimum tax rate applied to corporations with profits in excess of $1 billion and also includes an excise tax on the repurchase of corporate stock. The Company has reviewed the provisions of the law and does not believe that any of the provisions will have a material impact on the Company's liquidity or results of operations.

On March 11, 2021, the American Rescue Plan was enacted, which extends the period companies can claim an Employee Retention Credit, expands the IRC Section 162(m) limit on deductions for publicly traded companies, and repeals the election that allows U.S. affiliate groups to allocate interest expense on a worldwide basis, among other provisions. The Company reviewed the provisions of the law and determined it had no material impact for the year ended December 31, 2025.

On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extensions. The Company evaluated the provisions of the Consolidated Appropriations Act, including but not limited to the Employee Retention Credit extension, the extension for the IRC Section 45S credit for paid family and medical leave, and the provision allowing a full deduction for certain business meals, and determined that there was no material impact for the year ended December 31, 2025.

As of December 31, 2025 and December 31, 2024, the Company’s deferred tax assets were primarily comprised of U.S. federal, U.S. state and foreign net operating losses (“NOLs”). A valuation allowance was maintained and/or established on the Company’s gross deferred tax asset balances in substantially all jurisdictions as of December 31, 2025 and 2024. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. The realization of deferred tax assets was based on the evaluation of current and estimated future profitability of the operations, reversal of deferred tax liabilities and the likelihood of utilizing tax credits and/or loss carryforwards. As of December 31, 2025 and 2024, the Company determined that it has not reached the more likely than not standard wherein deferred taxes will be realized due to the recent history of losses and management’s expectation of continued tax losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

.	Year ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards - Federal	$33,745	$26,762
Capitalized research and development	206	3,244
Research and development tax credits	4,978	5,209
Net operating loss carryforwards - State	5,543	5,690
Net operating loss carryforwards - Foreign	8,075	2,549
Stock-based compensation	3,533	3,713
Change in fair market value of digital assets	6,193	-
Non-operating financing items	1,709	-
Fixed assets and intangibles	2,104	1,939
Other	280	109
Total deferred tax assets, gross:	$66,366	$49,215
Valuation allowance	(66,171)	(48,997)
Total deferred tax assets, net:	$195	$218
Deferred tax liabilities:
Right of Use Asset	(181)	(210)
Unrealized gain/loss and other	(14)	(8)
Total deferred tax liabilities:	$(195)	$(218)
Deferred tax assets, net:	$—	$—

As of December 31, 2025 and 2024, the Company had federal NOLs of approximately $160.7 million and $127.4 million, respectively, substantially all of which will be carried forward indefinitely. As of December 31, 2025 and 2024, the Company had state NOLs of approximately $94.6 million and $95.0 million, respectively, which will begin to expire in 2029. As of December 31, 2025 and 2024, the Company had foreign NOLs of approximately $32.3 million and $10.2 million, respectively, generated primarily from its operations in the United Kingdom, which will be carried forward indefinitely.

As of December 31, 2025, the Company also had federal and state tax credits of $2.3 million and $3.3 million, respectively, which being to expire in 2040 for the federal tax credit and 2035 for the state tax credits.

As of December 31, 2025, the Company did not have material undistributed foreign earnings.

Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of federal NOL carryforwards, state NOL carryforwards, and Research and Development (R&D) credits following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company’s analysis under Section 382, the Company believes that its federal NOL carryforwards, its state NOL carryforwards, and R&D credits are limited by Section 382 and similar provisions under state law as of December 31, 2025. The portion of federal NOL carryforwards, state NOL carryforwards, and R&D credits that were determined to be limited have been written off as of December 31, 2025. The remaining unused carryforwards and credits remain available for future periods. Due to the Company’s full valuation allowance, the write off of NOL carryforwards and R&D did not have any impact to the statements of operation and comprehensive loss.

The Company is subject to taxation in the United States, various state and local jurisdictions, as well as foreign jurisdictions where the Company conducts business. Accordingly, on a continuing basis, the Company cooperates with taxing authorities for the various jurisdictions in which it conducts business to comply with audits and inquiries for tax periods that are open to examination. The tax years ended from December 31, 2023 and 2022 and later remain open to examination by tax authorities in the United States and United Kingdom, respectively.

Note 21. Loss Per Share

The computation of loss per share is as follows:

	Year Ended December 31,
	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(23,968)	$(34,934)
Net loss attributable to common stockholders	$(23,968)	$(34,934)
Denominator:
Weighted average common stock outstanding - basic and diluted	139,536	2,139
Net loss per share attributable to common stockholders - basic and diluted	$(171.77)	$(16,328.50)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	December 31,
	2025	2024
Warrants to purchase common stock	122,577	613
Series A Preferred Stock conversion to common stock	229,337	13,272
Series B Preferred Stock conversion to common stock	2	9
Series C Preferred Stock conversion to common stock	9,446	572
Stock options to purchase common stock	7	7
Total	361,370	14,473

Note 22. Related Party Transactions

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

Principal Stockholder Promissory Notes

During 2019, 2020, and 2021 the Company entered into the following promissory notes with a then-principal stockholder (the ”former principal stockholder”) of the Company:

•
On May 17, 2019, a $2.0 million note with interest at the rate of 2.5% per annum and maturity date of May 17, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 7.5%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of December 31, 2025 and December 31, 2024 was $0 and $2.8 million, respectively.
•
On August 28, 2019, a $1.0 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5.0% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of December 31, 2025 and December 31, 2024 was $0 and $1.5 million, respectively.
•
On November 28, 2019, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of August 28, 2021. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of December 31, 2025 and December 31, 2024 was $0 and $0.3 million, respectively.
•
On March 20, 2020, a $0.3 million note with interest at the rate of 5.0% per annum and a maturity date of March 20, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of December 31, 2025 and December 31, 2024 was $0 and $0.4 million, respectively.
•
On February 12, 2021, a $0.6 million note with interest at the rate of 5.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 10.0%. This note was secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest continued until all obligations under the note were satisfied. The total outstanding principal balance including accrued interest as of December 31, 2025 and December 31, 2024 was $0 and $0.4 million, respectively.

As of December 31, 2024, all outstanding promissory notes with respect to the former principal stockholder are included within the loan payable on the consolidated balance sheet for a total of $5.3 million, including accrued interest and default interest of $1.8 million. As the 2019, 2020 and 2021 notes were not paid upon maturity, these loans were in default as of December 31, 2024, and on August 4, 2023, the Company received a notice of default from the principal stockholder. The Company accrued for the default fee on the date of default and the additional default interest following that date. Interest expense, including default interest, recorded in the consolidated statement of operations was $0.4 million for the year ended December 31, 2024. As of December 31, 2022, the former principal stockholder and certain related parties waived their rights to seek remedies resulting from an event of default due to a failure to make payments of principal or interest at the stated maturity or due date, respectively. On October 30, 2023, the Company entered into an agreement with the former principal stockholder regarding a mutually agreed upon repayment schedule with respect to the outstanding promissory notes issued to such former principal stockholder.

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

The January 2025 Exchange Notes were convertible (in whole or in part) at any time prior to the maturity date into the number of shares of Common Stock equal to (x) the sum of (A) the portion of the principal of the January 2025 Exchange Notes to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to the principal of the Exchange Note, (C) accrued and unpaid late charges with respect to the principal of the Exchange Note and interest, and (D) any other unpaid amounts pursuant to the Exchange Agreement, if any, divided by (y) a conversion price of $204.00 per share, subject to adjustment as provided in the Exchange Notes (such shares, the “Exchange Agreement Note Conversion Shares”). The Company elected the fair value option to account for the January 2025 Exchange Notes upon issuance in February 2025. The fair value of the January 2025 Exchange Notes was determined using a discounted cash flow analysis at a discount rate of 16.3% of February 4, 2025. The January 2025 Exchange Notes, in the aggregate principal amount of $5.4 million, were fully converted into 26,428 shares of Common Stock in February 2025 and the Company recorded a gain on extinguishment of debt in the amount of $2.1 million. The change in fair value of the January 2025 Exchange Notes is as follows:

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	$5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at December 31, 2025	$—

Other Related Party Promissory Notes

See Note 7, for promissory notes issued to related parties during the year ended December 31, 2025.

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
•
On January 12, 2021, a $0.3 million note with interest at the rate of 12.0% per annum and a maturity date of June 12, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.3 million and accrued interest of $0.1 million was converted into 242,602 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.1 million was recorded in the consolidated statement of operations in other income (expense). There was no outstanding principal or accrued interest on this note as of December 31, 2024.
•
On February 22, 2021, a $40,000 note with interest at the rate of 12.0% per annum and a maturity date of June 22, 2022. The note includes additional interest and fees associated with it upon the occurrence of default for late payment. Upon default, the Company shall pay a fee of 5% of the outstanding principal balance and accrued interest and from that point further interest shall accrue at an additional rate of 17.0%. This note is secured by a lien on and security interest in all right, title and interest of the Company’s assets. The security interest will continue until all obligations under the note are satisfied. The note was amended in January 2024, and subsequently amended in February 2024, to include a conversion provision whereby at any time prior to maturity date the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $1.82 per share. In February 2024, the note of $0.04 million and accrued interest of $0.02 million was converted into 34,246 shares of the Company's Series A Preferred Stock. A loss on extinguishment of debt of $0.02 million was recorded in the consolidated statement of operations in other income (expense). There was no outstanding principal or accrued interest on this note as of December 31, 2024.
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

Other Related Party Transactions

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net FORME fitness product sales up to $5.0 million and 1% of cumulative net FORME fitness product sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million was to be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of December 31, 2025 and 2024. The Company recorded royalty expense of approximately $20,000 for each of the years ended December 31, 2025 and 2024.

As discussed further in Note 11, in November 2023, the Company issued secured promissory notes of approximately $0.8 million with a related party. As discussed further in Note 12, in connection with issued secured promissory notes the Company entered into warrant agreements whereby the holders are eligible to receive warrants based on the occurrence of future events as defined in the agreement. No warrants were issued as of December 31, 2025 and 2024.

The Company assumed secured promissory notes in connection with the acquisition of CLMBR, Inc. of approximately $0.5 million with a related party. The secured promissory notes were converted to Series A Preferred Stock in February 2024.

In April and May 2024, the Company issued promissory notes of approximately $0.4 million with a related party. In May 2024, the Company converted $0.2 million into Series A Preferred Stock. In June 2024, the Company repaid the $0.2 million in promissory notes to the related party.

In August 2024, the Company borrowed $0.2 million from a related party. The balance of this loan has been paid as of December 31, 2024.

Note 23. Acquisitions

Wattbike Acquisition

On July 1, 2025, Company completed the Wattbike Acquisition (see Note 1) for a total purchase price of approximately $3.7 million, consisting of (i) all of the issued and outstanding shares of Wattbike held by the Shareholders in exchange for £1.00, (ii) contingent consideration with a fair value of $0.2 million, (iii) 1,300,000 shares of the Company's non-voting Series E preferred stock with a fair value of $2.3 million, and (iv) effective settlement of bridge financing previously recorded as a loan receivable by the Company of $1.2 million (the "Wattbike Acquisition").

Consideration	(in thousands)
Series E preferred stock issued	$2,304
Effective settlement of debt obligations	1,175
Fair value of earn-out consideration	241
Total	$3,720

The Wattbike Acquisition was a strategic acquisition intended to help accelerate the Company’s commercialization path and achieve immediate scale, resulting in a high growth, profitable platform that sells connected fitness equipment and digital fitness services across B2B and B2C channels.

The Wattbike Acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the consolidated balance sheet at their estimated fair values as of July 1, 2025, with the remaining unallocated purchase price recorded as goodwill. Acquisition-related costs of $0.6 million were included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 2025.

During the year ended December 31, 2025, adjustments were made to the preliminary purchase price recorded at July 1, 2025, and are reflected as “Measurement Period Adjustments” in the table below. The U.S. GAAP purchase price was $3.7 million. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed for Wattbike is as follows:

(in thousands)	Preliminary Purchase Price Allocation as of July 1, 2025 (a)	Measurement Period Adjustments (b)	Purchase Price Allocation as of July 1, 2025 (as adjusted)
Cash	$727	$—	$727
Accounts receivable, net of allowances	935	805	1,740
Inventories, net	3,013	—	3,013
Prepaid expenses	217	—	217
Other current assets	742	(684)	58
Property and equipment, net	365	—	365
Right-of-use-assets	190	—	190
Goodwill	1,924	388	2,312
Intangible assets, net	3,157	—	3,157
Total assets acquired	$11,270	$509	11,779
Accounts payable	(2,190)	(775)	(2,965)
Accrued expenses and other current liabilities	(2,408)	933	(1,475)
Derivative liability	(132)	—	(132)
Operating lease liability, current portion	(126)	—	(126)
Deferred revenue	(256)	(805)	(1,061)
Loan payable	(2,075)	(158)	(2,233)
Operating lease liability, net of current portion	(67)	—	(67)
Net assets acquired	$4,016	$(296)	$3,720

(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025.

(b) The measurement period adjustments were recorded in the fourth quarter of 2025 and are related to finalization of the valuation of the Series E Preferred Stock of $0.3 million, reclassification from accounts receivable to deferred revenue of $0.8 million, other current assets of $0.7 million, reclassification from accrued expenses and other current liabilities to accounts payable of $0.8 million and loan payable adjustment of $0.2 million. These adjustments resulted in corresponding increase to goodwill of $0.4 million for the year ended December 31, 2025.

The changes in Wattbike intangible assets from the date of acquisition to December 31, 2025 was as follows:

(in thousands)	Wattbike
Balance at December 31, 2024	$—
Acquisitions and measurement period adjustments	3,157
Amortization	(220)
Translation adjustment	(70)
Balance at December 31, 2025	$2,867

The Company recorded a step-up in the fair value of inventory of approximately $0.1 million and is being amortized through Cost of Fitness product as the underlying product is sold.

The identified intangible assets of $3.2 million are comprised of (i) hardware developed technology of $1.0 million that has an estimated useful life of 7 years, (ii) software developed technology of $0.3 million that has an estimated useful life of 5 years, (iii) business-to-business customer-related intangible of $1.4 million that has an estimated useful life of 7 years, (iv) direct-to-customer subscription of $0.1 million having an estimated useful live of 3 years, and (v) trademarks and trade name of $0.4 million with an estimated useful life of 8 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. Estimated annual amortization expense related to these intangible assets for each of the next five fiscal years is included in Note 7.

As part of the Wattbike Acquisition, the Sellers are entitled to receive a contingent payment in the form of shares of Common Stock subject to the satisfaction of applicable milestones as described below:

•
If the revenues of Wattbike for the period from October 1, 2025 to September 30, 2026 (“FY26”) (“FY26 Revenues”) exceed £17,500,000, the additional consideration for FY26 shall be an amount equal to 50% of the amount by which FY26 revenues exceeded £17,500,000, subject to a cap of £1,500,000. If FY26 Revenues did not exceed £17,500,000, there shall be no additional consideration paid for FY26.
•
If the revenues of Wattbike for the period from October 1, 2026 to September 30, 2027 (“FY27”) (“FY27 Revenues”) exceed £20,000,000, the additional consideration for FY27 shall be an amount equal to 50% of the amount by which FY26 revenues exceeded £20,000,000, subject to a cap of £1,500,000. If FY27 Revenues did not exceed £20,000,000, there shall be no additional consideration paid for FY27.

At December 31, 2025, the Company determined that the likelihood of Wattbike achieving the foregoing milestones was remote. As a result, the Company derecognized the aggregate accrued liability related to the contingent consideration and recorded a gain on the change in fair value of earnout in the accompanying consolidated statement of operations for the year ended December 31, 2025.

The following unaudited pro forma summary presents consolidated information of the Company, including Wattbike and CLMBR, as if the Wattbike Acquisition and the CLMBR Acquisition (discussed below) had occurred as of January 1, 2024, the earliest year presented herein:

	Proforma
	Years Ended December 31,
	2025	2024
	(in thousands)
Revenue	$20,733	$21,419
Operating Loss	(20,867)	(32,277)
Net Loss	(26,514)	(39,829)
Net loss per share – basic and diluted	$(190.02)	$(18,620.38)
Weighted average common stock outstanding – basic and diluted	139,536	2,139

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of Wattbike, CLMBR and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2024. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2024.

CLMBR Acquisition

On October 6, 2023, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with CLMBR and CLMBR1, LLC (collectively, the “Sellers”) to purchase and acquire substantially all of the assets and assume certain liabilities of the Sellers. On January 22, 2024, the Company and the Sellers entered into an amended and restated Asset Purchase Agreement (the “Amended Agreement”). On February 2, 2024, pursuant to the Amended Agreement, the Company completed the acquisition for a total purchase price of approximately $16.1 million, consisting of (i) cash of $30,000, (ii) 3 shares of the Company’s common stock with an aggregate fair value of $1.0 million, (iii) 1,500,000 shares of the Company’s non-voting Series B preferred stock with an aggregate fair value of $3.0 million, (iv) contingent consideration with a fair value of $1.3 million (as further described below), and (v) the retirement of $9.4 million of senior debt and $1.4 million in related fees, such retirement to be in the form of a $1.4 million cash payment to the lender of the senior debt and the issuance of an $8.0 million promissory note to such lender (the “Acquisition”).

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

The changes in intangible assets related to the CLMBR Acquisition for the years ended December 31, 2025 and 2024 was as follows:

(in thousands)	CLMBR
Balance at December 31, 2023	$—
Acquisitions and measurement period adjustments	6,200
Amortization	(693)
Balance at December 31, 2024	5,507
Amortization	(756)
Balance at December 31, 2025	$4,751

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

Compensation Arrangements

In connection with the acquisition CLMBR, Inc. the Company has agreed to pay additional consideration in future periods. Certain employees of CLMBR, Inc. will be paid a total of $0.5 million, all of which was paid as of December 31, 2025. These payments are accounted for as transactions separate from the business combination as the payments are contingent upon continued employment and were recorded as post-combination compensation expense in the Company's financial statements during the service period in general and administrative expenses for years ended December 31, 2025 and 2024.

Accrued Earn Out

As part of the Acquisition of CLMBR, Inc., the Sellers shall be entitled to receive a contingent payment in the form of shares of Common Stock (collectively, the “Earn-Out Shares”) calculated in the manner set forth in the Asset Purchase Agreement based on the 2024 Unit Sales (as defined in the Asset Purchase Agreement) and the volume-weighted average price (“VWAP”) for the Company’s common stock based on the 10 consecutive trading days ending on (and including) December 31, 2024, subject to the VWAP Collar. In addition, there were 2 contingent payments (1) based on total CLMBR sales in 2024 (5,000 units sold in 2024) and (2) based on CLMBR sales through B2B channel in 2024 (2,400 in B2B channel in 2024). Contingent payment (1) was determined at inception to be remote and therefore, $0 was recognized for the earn out as of the acquisition date. Contingent payment (2) was probable and a contingent liability of $1.3 million was recorded based on in the event the 2024 Unit Sales include at least 2,400 Units sold in the business-to-business channel, the Sellers shall be entitled to an additional number of Earn-Out Shares calculated in the manner set forth in the Asset Purchase Agreement subject to total maximum number of 56 Earn-Out Shares. The Company assessed the fair value as of December 31, 2024 and it was determined based on current sales that achieving the projection and likelihood of contingent payment (2) was deemed remote and as a result the Company marked the contingent liability to $0. The Company recognized a gain equal to $1.3 million for year ended December 31, 2024 related to change in fair value of the earn out recorded in the consolidated statements of operations in change in fair value of earnout.

24. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Supplemental Disclosure Of Cash Flow Information:
Cash paid for Interest	—	1,446
Non-Cash Investing and Financing Information:
Property & equipment in accounts payable	18	18
Inventories in accounts payable and accrued expenses	172	356
Issuance of common stock and series B preferred stock for the acquisition of business	—	3,969
Issuance and offering costs in accounts payable and accrued expenses	52	18
Issuance of preferred stock through conversion of debt	—	15,425
Conversion of convertible notes into common stock	—	1,949
Gain on extinguishment of debt with related party	279	—
Non-cash settlement of convertible notes through release of digital assets	21,381	—
Issuance of series E preferred stock for the acquisition of business	2,304	—
Issuance of common stock upon conversion of convertible notes	13,178	1,321
Issuance of Series C Preferred Stock upon settlement of loss restoration agreement	3,674	—
Settlement of digital assets upon issuance of remainder notes	16,332	—
Issuance of common stock upon exercise of common warrants	73	—
Exercise and exchange of stock warrants	—	480
Issuance of warrants with convertible notes	3,217	1,800
Issuance of embedded derivatives with convertible notes	4,417	—
Series A Dividends Paid in Kind	739	—
Series C Dividends Paid in Kind	528	—
Non cash settlement of debt and accounts payable	985	750
Stock-based compensation capitalized in intangible asset and other assets	449	614

Note 25. Subsequent Events

Sportstech Loan Receivable

On February 10, 2025, the Company, Sportstech Brands Holding GmBH ("Sportstech") and Mr. Ali Ahmad, the sole shareholder of Sportstech, entered into a Binding Transaction Agreement (the “Agreement”), pursuant to which the Company was to acquire Sportstech in a transaction (the “Transaction”) comprised of an initial investment and three optional investment tranches.

In anticipation of a Transaction closing during fiscal year 2025, the Company made a series of disbursements totaling $5.0 million under a term loan facility to Sportstech during the year ended December 31, 2025 to support its working capital needs and growth plans. The loan was secured by 100% of the equity interests in Sportstech and personally guaranteed by Mr. Ahmad, and was due to be paid back to the Company if the Transaction did not close by December 30, 2025. The Transaction did not close as the Company and Sportstech were unable to come to terms on a final subscription and shareholders' agreement, and the loan was not paid back at the maturity date. The balance on the loan receivable from Sportstech as of December 31, 2025, including accrued interest and fees, was $6.6 million, which is recorded on the Company's balance sheet as of December 31, 2025

The Company pursued several legal options available to it in order to recover the loan receivable, including enforcement of the personal guarantee by Mr. Ahmad, and forcing a public auction of the equity interests in Sportstech in accordance with German law. On March 4, 2026, the Company and Sportstech settled the outstanding balance and the Company received $6.4 million in cash. As a result, the Company will record a loss on the settlement of the loan receivable in the amount of $0.2 million in the first quarter of 2026.

Conversion of Convertible Notes and Loans Payable

On February 27, 2026, Woodway exchanged $0.4 million of principal on the May 2025 Woodway Note for 88,000 shares of Common Stock.

On February 26, 2026, a related party noteholder of the Company exchanged $0.2 million of principal for 44,000 shares of Common Stock. Also on February 26, 2026, another related party noteholder of the Company exchanged $0.2 million of principal for 44,000 shares of Common Stock.

Between February 17, 2026 and February 26, 2026 Vertical Investors, LLC exchanged $0.8 million of note principal and accrued interest for 156,118 shares of Common Stock.

In January of 2026, the Current Holder of the September 2025 Exchange Note converted $1.6 million of principal into 217,791 shares of Common Stock.

In February of 2026, the holder of one of the Company's senior secured convertible notes converted an aggregate of $2.7 million of note principal into 886,991 shares of Common Stock in accordance with the terms of the senior secured convertible notes.

Acquisition

On February 18, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ergatta, Inc., a Delaware corporation ("Ergatta"), Ergatta Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), and Tom Aulet, solely in his capacity as the securityholders’ representative (the “Securityholders’ Representative”), pursuant to which Merger Sub will merge with and into Ergatta (the “Merger”), with Ergatta surviving as a wholly owned subsidiary of the Company. At the effective time of the Merger, each issued and outstanding share of preferred stock of Ergatta (other than excluded and dissenting shares) will be cancelled and converted into the right to receive, subject to the terms of the Merger Agreement, (i) cash consideration of up to $7,000,000 paid to Ergatta's stockholders, consisting of: (a) $1,750,000 to be paid at the closing of the Merger (the “Closing”); (b) $1,750,000 in deferred cash evidenced by a senior secured promissory note to be delivered at the Closing and maturing on April 30, 2027; and (c) up to $3,500,000 to be payable on April 30, 2027, as provided by the calculations, formulas, and other procedures set forth in the Merger Agreement; and (ii) up to $9,500,000 worth of shares of Series D-1 Preferred Stock (as defined below) to be issued to Ergatta's stockholders. Additionally, the Company will issue equity incentives to certain members of Ergatta's senior management, consisting of (i) up to $2,000,000 worth of shares of Series D-2 Preferred Stock (as defined below); and (ii) up to $1,000,000 worth of shares of Series D-3 Preferred Stock (as defined below). The Merger closed on March 11, 2026.

Upon closing, the Company filed a certificate of designation with the Secretary of State of the State of Delaware, creating three new series of preferred stock designated as (i) Series D-1 Convertible Preferred Stock, par value $0.0001 per share (“Series D-1 Preferred Stock”) and designating 4,750,000 shares thereof, (ii) Series D-2 Convertible Preferred Stock, par value $0.0001 per share (“Series D-2 Preferred Stock”) and designating 1,000,000 shares thereof, and (iii) Series D-3 Convertible Preferred Stock, par value $0.0001 per share (“Series D-3 Preferred Stock,” collectively with Series D-1 Preferred Stock and Series D-2 Preferred Stock, “Series D Preferred Stock”) and designating 500,000 shares thereof. Series D Preferred Stock shall have no voting rights, other than any vote required by law or the Company’s Certificate of Incorporation. Series D-1 Preferred Stock and Series D-2 Preferred Stock shall convert into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) on May 3, 2027. Series D-3 Preferred Stock shall convert to shares of Common Stock on May 1, 2028.

At the closing, the Company entered into a registration rights agreement with the Securityholders' Representative, on behalf of the parties entitled to receive equity consideration under the Merger Agreement, pursuant to which the Company granted customary registration rights with respect to equity consideration issuable under the Merger Agreement.

Issuance of Common Stock

In February 2026, the Company issued 290,000 shares of Common Stock under an At the Marketing Offering Agreement dated May 17, 2024 and received proceeds of approximately $1.6 million.

Issuance of Additional Debt

During the three months ended March 31, 2026, the Company issued additional Class A Incremental Notes with substantially the same terms as the January 2025 Convertible Note (see Note 11) as follows:

•
On January 6, 2026, a Class A Incremental Note in the principal amount of $1.2 million, an initial conversion price of $10.254 per share, a maturity date of January 6, 2027, and warrants to purchase shares 61,844 shares of Common Stock with an initial exercise price of $15.76 per share.
•
On February 5, 2026, a Class A Incremental Note in the principal amount of $0.6 million, with an initial conversion price of $4.51 per share, a maturity date of February 5, 2027, and warrants to purchase 68,116 shares of Common Stock at an initial exercise price of $6.9316 per share.
•
On February 9, 2026, a Class A Incremental Note in the principal amount of $0.1 million, with an initial conversion price of $4.51 per share, a maturity date of February 9, 2027, and warrants to purchase 16,009 shares of Common Stock at an initial exercise price of $6.9316 per share.