Form 10-Q
period 2026-03-31
Interactive Strength, Inc.
filed 2026-05-20
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2026, the registrant had 2,330,936 shares of common stock, $0.0001 par value per share, outstanding.

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-for-40 reverse stock split that was effective on June 14, 2024, the 1-for-100 reverse stock split that was effective on November 11, 2024, the 1-for-10 reverse stock split that was effective on June 26, 2025 and the 1-for-10 reverse stock split that was effective on February 24, 2026.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,738	$512
Accounts receivable, net	2,512	2,614
Inventories, net	4,544	3,748
Vendor deposits	1,130	377
Loan receivable	—	6,592
Prepaid expenses and other current assets	1,125	860
Total current assets	14,049	14,703
Property and equipment, net	436	379
Right-of-use-assets	284	317
Intangible assets, net	17,098	7,863
Long-term inventories, net	3,523	3,583
Vendor deposits long term	1,825	1,825
Goodwill	20,639	15,545
Other assets	2,790	2,628
Total assets	$60,644	$46,843
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,358	$8,981
Accrued expenses and other current liabilities	5,191	4,849
Operating lease liability, current portion	143	159
Deferred revenue	4,475	1,317
Loan payable	7,543	8,823
Derivatives	1,011	243
Convertible notes payable, net	8,757	6,913
Total current liabilities	36,478	31,285
Operating lease liability, net of current portion	152	171
Mandatorily redeemable Series D convertible preferred stock	7,859	—
Other long term liabilities	3,455	1,753
Warrant liabilities	169	408
Loans payable non current, net	3,502	1,794
Convertible notes payable non current, net	1,053	2,738
Total liabilities	$52,668	$38,149
Commitments and contingencies (Note 15)
Series E convertible preferred stock, par value $0.0001; 1,300,000 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025.	2,304	2,304
Stockholders' equity
Series A convertible preferred stock, par value $0.0001; 10,000,000 shares authorized; 4,414,745 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	1	1
Series B convertible preferred stock, par value $0.0001; 1,500,000 shares authorized; 408,775 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Series C convertible preferred stock, par value $0.0001; 5,000,000 shares authorized; 2,623,176 and 1,534,921 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	2	1
Common stock, par value $0.0001; 900,000,000 shares authorized; 2,057,018 and 307,516 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	2	0
Additional paid-in capital	243,976	233,817
Accumulated other comprehensive income	(24)	113
Accumulated deficit	(238,285)	(227,542)
Total stockholders' equity	5,672	6,390
Total liabilities, preferred stock and stockholders' equity	$60,644	$46,843

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Fitness product revenue	$4,453	$1,050
Membership revenue	605	176
Training and other revenue	83	130
Total revenue	5,141	1,356
Cost of revenue:
Cost of fitness product revenue	(3,043)	(917)
Cost of membership	(365)	(423)
Cost of training and other revenue	(124)	(320)
Total cost of revenue	(3,532)	(1,660)
Gross profit (loss)	1,609	(304)
Operating expenses:
Research and development	438	1,271
Sales and marketing	1,034	250
General and administrative	4,127	4,487
Total operating expenses	5,599	6,008
Loss from operations	(3,990)	(6,312)
Other income (expense), net:
Other expense, net	(2,477)	(111)
Interest expense	(1,530)	(1,764)
Interest income	—	158
(Loss) gain upon extinguishment of debt and accounts payable	(1,710)	3,037
Change in fair value of convertible notes	(1,350)	(573)
Change in fair value of earnout	(26)	—
Change in fair value of derivatives	(327)	(1,487)
Change in fair value of warrants	667	449
Total other (expense), net	(6,753)	(291)
Loss before provision for income taxes	(10,743)	(6,603)
Income tax expense	—	—
Net loss attributable to common stockholders	$(10,743)	$(6,603)
Net loss per share - basic and diluted	$(10.24)	$(173.58)
Weighted average common stock outstanding—basic and diluted	1,049,454	38,041

	Three Months Ended March 31,
	2026	2025
Net loss	$(10,743)	$(6,603)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(137)	21
Total comprehensive loss	$(10,880)	$(6,582)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series E		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$-	4,658,737	$1	1,500,000	$-	2,861,128	$-	14,021	$8	$209,509	$183	$(202,586)	$7,115
Series A Preferred dividends declared and paid in kind	—	—	112,334	—	—	—	—	—	—	—	225	—	(225)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	—	—	126,515	—	—	—	253	—	(253)	—
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	8,215	—	1,594	—	—	1,594
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	39,416	1	5,798	—	—	5,799
Issuance of Common stock upon conversion of preferred stock			(100,000)	—	(1,060,118)	—	(2,801,250)	—	17,883	—	—	—	—	—
Issuance of Series C Preferred stock upon settlement of loss restoration agreement	—	—	—	—	—	—	1,684,817	1	—	—	3,127	—	—	3,128
Gain on extinguishment of related party promissory notes	—	—	—	—	—	—	—	—	—	—	—	—	279	279
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,423	—	—	2,423
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,603)	(6,603)
Balances at March 31, 2025	—	$—	4,671,071	$1	439,882	$—	1,871,210	$1	79,535	$9	$222,929	$204	$(209,388)	$13,756

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series E		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2025	1,300,000	$2,304	4,414,745	$1	408,775	$-	1,534,921	$1	307,516	$-	$233,817	$113	$(227,542)	$6,390
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	290,000	—	1,463	—	—	1,463
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	1,127,416	1	5,867	—	—	5,868
Issuance of Series C Preferred stock under settlement agreement	—	—	—	—	—	—	1,088,255	1	—	—	1,750	—	—	1,751
Reverse stock split retirement of fractional shares	—	—	—	—	—	—	—	—	(32)	—	—	—	—	—
Issuance of Common stock upon settlement of debt	—	—	—	—	—	—	—	—	332,118	1	831	—	—	832
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	248	—	—	248
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,743)	(10,743)
Balances at March 31, 2026	1,300,000	$2,304	4,414,745	$1	408,775	$—	2,623,176	$2	2,057,018	$2	$243,976	$(24)	$(238,285)	$5,672

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(10,743)	$(6,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	4	(22)
Depreciation	36	36
Amortization	817	876
Non-cash lease expense	33	77
Inventory step up amortization	1	100
Stock-based compensation	394	2,089
Loss on disposal of assets	1	—
Loss (gain) on extinguishment of debt and accounts payable	1,710	(3,037)
Loss on settlement of accounts payable	—	551
Change in fair value of preferred stock	37	—
Non-cash interest income	—	(158)
Interest paid in kind and non-cash interest expense	602	1,306
Amortization of debt discount	946	370
Credit loss on loan receivable	242	—
Change in fair value of convertible notes	1,350	573
Non-cash charge from settlement agreement	2,176	—
Change in fair value of earnout	26	—
Change in fair value of derivatives	327	1,487
Change in fair value of warrants	(667)	(449)
Changes in operating assets and liabilities
Accounts receivable	249	(338)
Inventories	(73)	391
Prepaid expenses and other current assets	73	(48)
Vendor deposits	(13)	(37)
Other assets	(17)	—
Accounts payable	161	(580)
Accrued expenses and other current liabilities	(49)	(35)
Deferred revenue	(175)	(11)
Operating lease liabilities	(35)	(83)
Net cash used in operating activities	(2,587)	(3,545)
Cash Flows From Investing Activities:
Repayment from (advances to) Sportstech	6,350	(2,025)
Purchase of property and equipment	(97)	—
Proceeds from the sale of property and equipment	9	—
Acquisition of internal use software	(2)	—
Acquisition of business, cash paid, net of cash acquired	(1,711)	—
Acquisition of software and content	(399)	(166)
Net cash provided by (used) in investing activities	4,150	(2,191)
Cash Flows From Financing Activities:
Payments of loans	(344)	—
Proceeds from issuance of convertible notes, net of issuance costs	1,595	6,177
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	1,463	1,594
Net cash provided by financing activities	2,714	7,771
Effect of exchange rate on cash	(51)	34
Net Change In Cash and Cash Equivalents	4,226	2,069
Cash at beginning of the period	512	138
Cash at end of period	$4,738	$2,207

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description and Organization

Interactive Strength Inc. (the "Company") is an acquisition-focused company seeking to accelerate growth via acquisitions and deploy capital into sectors that are considered undervalued due to temporary factors, operational or misunderstood industry trends. The Company's current portfolio consists of four leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: Wattbike, Ergatta, CLMBR and FORME. Wattbike, acquired on July 1, 2025, offers a range of high-performance indoor bikes and has built a reputation as the training tool trusted by the world's top athletes, teams and military programs. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. Wattbike, CLMBR and FORME offer unique fitness solutions for both the commercial and at-home markets.

Reverse Stock Split

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

On June 26, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share, at a rate of 1-for-10 (the “June 2025 Reverse Stock Split”), effective on June 26, 2025. The June 2025 Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding from 14,091,197 shares to 1,409,047 shares.

The February 2026 Reverse Stock Split and the June 2025 Reverse Stock Split (collectively, the "Reverse Stock Splits") both resulted in each holder of Common Stock owning fewer shares of Common Stock. However, the Reverse Stock Splits affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Splits. Common stock issued pursuant to the Reverse Stock Splits remains fully paid and nonassessable, without any change in the par value per share. Pursuant to the Charter Amendment, no fractional shares were issued in connection with the Reverse Stock Splits. Stockholders who otherwise would be entitled to receive fractional shares received cash for each fraction of a share held. Proportionate adjustments were made to the number of shares of Common Stock underlying the Company's outstanding equity awards and warrants, and the number of shares issuable under the Company's equity incentive plans, convertible notes and other existing agreements, as well as their corresponding exercise or conversion price, as applicable. There was no change to the number of authorized shares or the par value per share of the Company's common stock.

All share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Splits, and certain items in prior period financial statements have been revised to conform to the current presentation (see Note 2).

Acquisition of Ergatta, Inc.

On February 18, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ergatta, Inc., a Delaware corporation ("Ergatta"), Ergatta Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), and Tom Aulet, solely in his capacity as the securityholders’ representative (the “Securityholders’ Representative”), pursuant to which Merger Sub merged with and into Ergatta (the “Merger”), with Ergatta surviving as a wholly owned subsidiary of the Company (the "Ergatta Acquisition"). At the effective time of the Merger, each issued and outstanding share of preferred stock and common stock of Ergatta (other than excluded and dissenting shares) was cancelled and, in the case of the preferred stock, converted into the right to receive, subject to the terms of the Merger Agreement, the merger consideration more fully described in Note 23. The Merger closed on March 11, 2026, and the accompanying condensed consolidated financial statements reflect the operations of Ergatta subsequent to that date (see Note 23 for further information).

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $4.0 million and used net cash in its operations of $2.6 million during the three months ended March 31, 2026, and had an accumulated deficit of $238.3 million as of March 31, 2026.
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
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $1.3 million of unrestricted cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital.
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
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As disclosed in Notes 11 and 24, the Company had total outstanding debt, including convertible notes, of approximately $20.3 million as of the issuance date, of which approximately $18.2 million is scheduled to mature over the next twelve months beyond the issuance date, for which the Company does not have sufficient liquidity to repay if a cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of its debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify their repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”).

The accompanying unaudited condensed consolidated financial statements include the accounts of Interactive Strength Inc. and its subsidiaries in which the Company has a controlling financial interest, and should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026. The accompanying consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2026 and its results of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, Income tax payable as of December 31, 2025 in the amount of $7,000 has been reclassified to Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and Proceeds from exercise of incremental warrants and issuance of convertible notes, net of issuance costs for the three months ended March 31, 2025 in the amount of $3.5 million has been reclassified to Proceeds from issuance of convertible notes, net of issuance costs, in the accompanying condensed consolidated statement of cash flows.

The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. The results for the three months ended March 31, 2026 and 2025 , are not necessarily indicative of results to be expected for the year ending December 31, 2026 , any other interim periods, or any future year or period.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s CODM is its chief executive officer, who manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements (See Note 3). The Company currently operates in the United States, the United Kingdom, and Taiwan. As of March 31, 2026 and December 31, 2025, substantially all of the Company's long-lived assets were held in the United States.

Significant Accounting Policies

During the three months ended March 31, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, except as described below.

Loan Receivable

Loan receivable as of December 31, 2025 consisted of a loan agreement entered into with Sportstech Brands Holding GmbH ("Sportstech") and Mr. Ali Ahmad, the sole shareholder of Sportstech, which was intended as a form of bridge financing until a pending acquisition transaction could be closed. The Transaction did not close as the Company and Sportstech were unable to come to terms on a final subscription and shareholders' agreement, and the loan was not paid back at the maturity date of December 30, 2025. The balance on the loan receivable from Sportstech as of December 31, 2025, including accrued interest and fees, was $6.6 million, which was recorded on the Company's balance sheet as of December 31, 2025. On March 4, 2026, the Company and Sportstech settled the outstanding balance and the Company received $6.4 million in cash. As a result, the Company recorded a credit loss on the settlement of the loan receivable in the amount of $0.2 million in the first quarter of 2026, which is reflected in Other expense in the accompanying condensed consolidated statement of operations.

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

Accounting Pronouncements Recently Adopted

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326).” In developing forecasts as part of estimating expected credit losses, the ASU allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual and interim periods beginning in 2026. The Company adopted ASU 2025-05 effective January 1, 2026. Adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

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

The following table presents revenue and significant segment expenses that are included within net loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total Revenues	$5,141	$1,356
Less:
Cost of fitness product revenue (excluding depreciation and amortization)	2,898	759
Cost of membership (excluding depreciation and amortization)	37	—
Cost of training	124	320
Research and development (excluding stock based compensation)	383	572
General and administrative (excluding stock based compensation, depreciation and amortization)	2,806	2,040
Interest expense	1,530	1,764
Interest income	—	(158)
Change in fair value of earnout	26	—
(Gain) loss upon extinguishment of debt and accounts payable	1,710	(3,037)
Change in fair value of convertible notes	1,350	573
Change in fair value of derivatives	327	1,487
Change in fair value of warrants	(667)	(449)
Depreciation and amortization expense	854	1,012
Stock-based compensation expense	394	2,089
Transaction related expenses (1)	801	299
Vendor Settlements	115	458
Other segment items (2)	3,196	230
Net loss	$(10,743)	$(6,603)

Reconciliation of net loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(10,743)	$(6,603)

(1) Transaction costs related to acquisition of Ergatta, Wattbike and Sportstech.

(2) Other segment items included in consolidated net loss includes sales and marketing (excluding stock based compensation, depreciation and amortization) and other expense, net.

The following tables present a summary of revenues by geographic area:

	Three Months Ended March 31, 2026
(in thousands)	CLMBR	FORME	Wattbike	Ergatta	Total
Revenue
United States
Fitness Product Revenue	$23	$109	$358	$104	$594
Membership Revenue	102	43	-	407	552
Training and other revenue	2	49	-	32	83
Total	127	201	$358	543	1,229
Europe
Fitness Product Revenue	-	-	3,074	-	3,074
Membership Revenue	-	-	43	7	50
Total	-	-	3,117	7	3,124
Asia
Fitness Product Revenue	-	-	361	-	361
Total	-	-	361	-	361
Other
Fitness Product Revenue	-	-	424	-	424
Membership Revenue	-	-	-	3	3
Total	-	-	424	3	427
Total Revenue	$127	$201	$4,260	$553	$5,141

	Three Months Ended March 31, 2025
(in thousands)	CLMBR	FORME	Wattbike	Ergatta	Total
Revenue
United States
Fitness Product Revenue	$989	$61	$-	$-	$1,050
Membership Revenue	138	38	-	-	176
Training and other revenue	90	40	-	-	130
Total	1,217	139	-	-	1,356
Europe
Fitness Product Revenue	-	-	-	-	-
Total	-	-	-	-	-
Asia
Fitness Product Revenue	-	-	-	-	-
Total	—	—	—	—	—
Total Revenue	$1,217	$139	$-	$-	$1,356

4. Revenue Recognition

The Company’s revenue is mainly derived from the sales of its Connected Fitness Products in Europe and the United States and associated recurring Membership revenue, along with sales of personal training services and license revenue recorded within Training and other revenue.

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

Training and other

The Company’s training services are personal training services delivered through its Connected Fitness Products and third-party mobile devices. Training revenue is recognized at the time the services are delivered. Other revenue mainly includes third-party license revenue for Ergatta.

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

The Company sells connected fitness equipment and digital fitness services across Business to Business ("B2B") and Business to Customer ("B2C") channels in the United States, Europe and Asia. The following table presents a summary of revenue by product:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
CLMBR	$23	$989
FORME	109	61
Ergatta	104	—
Wattbike	4,217	—
Total Fitness Product Revenue	4,453	1,050
CLMBR	102	138
FORME	43	38
Ergatta	416	—
Wattbike	44	—
Total Membership Revenue	605	176
Ergatta	32	—
CLMBR	2	90
FORME	49	40
Total Training and other revenue	83	130
Total Revenue	$5,141	$1,356

5. Inventories, net

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Finished products	$4,048	$3,748
Finished products - Long Term	2,947	3,007
Manufactured components and accessories	496	—
Raw materials - Long Term	576	576
Total inventories, net	$8,067	$7,331

Manufactured components and accessories generally represent purchased components that later get integrated into a finished rower by the Company's contract manufacturer.

Finished products - Long Term represents inventory not expected to be sold in the next twelve months. Raw materials - Long Term represents the components and parts currently being stored in the Company's Taiwan facility that will be shipped to the Company's manufacturing partners and will not be used within one year.

6. Property and Equipment, net

Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Pre-production tooling	$3,322	$3,325
Machinery and equipment	1,052	967
Leasehold improvements	197	198
Furniture and fixtures	23	23
Exercise equipment	59	60
Total	4,653	4,573
Less: Accumulated depreciation	(4,217)	(4,194)
Total property and equipment, net	$436	$379

Depreciation expense amounted to approximately $36,000 for the three months ended March 31, 2026 and 2025.

7. Goodwill, Intangible Assets, net and Digital Assets

Goodwill

Goodwill and intangible assets of $5.1 million and $9.8 million, respectively, were acquired in the Ergatta Acquisition and were recorded at fair value on the acquisition date. As of March 31, 2026, there was no goodwill impairment. Refer to Note 23. Acquisitions for more information.

Changes in goodwill for the three months ended March 31, 2026 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2025	$15,545
Goodwill acquired	5,145
Foreign currency translation adjustments	(51)
Balance as of March 31, 2026	$20,639

Intangible Assets, Net

Identifiable intangible assets, net consist of the following:

	As of March 31,			As of December 31,
	2026			2025
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-use software	$6,415	$(6,220)	$195	$6,415	$(6,171)	$244
Developed technology	4,987	(667)	4,320	2,610	(535)	2,075
Customer related	12,050	(1,228)	10,822	5,479	(944)	4,535
Trademark and trade name	1,996	(235)	1,761	1,203	(194)	1,009
Total identifiable intangible assets	$25,448	$(8,350)	$17,098	$15,707	$(7,844)	$7,863

Amortization expense amounted to $0.5 million for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, there was no intangible asset impairment.

As of March 31, 2026, estimated annual amortization expense for each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2026 (remaining)	3,510
2027	4,532
2028	2,406
2029	1,715
2030	1,689
2031	1,158
Thereafter	2,088
Total	$17,098

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Security deposit	20	50
Prepaid licenses	179	151
Research and development tax credit	194	254
Other receivables	20	20
Insurance	243	86
Other prepaid	469	299
Total prepaid expenses and other current assets	$1,125	$860

9. Other Assets, net

Other assets, net consisted of the following:

	As of March 31,			As of December 31,
	2026			2025
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,824	$(6,364)	$460	$6,789	$(6,346)	$443
Capitalized software	8,288	(5,986)	2,302	7,886	(5,701)	2,185
Security deposits	28	-	28	-	-	-
Total other assets	$15,140	$(12,350)	$2,790	$14,675	$(12,047)	$2,628

Amortization expense amounted to $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accrued bonus	$93	$73
Accrued payroll	141	151
Accrued PTO	67	60
Accrued legal settlements	2,054	2,066
Accrued royalties	251	251
Accrued professional fees	756	451
Customer deposits	23	12
Vendor settlements	300	300
Accrued state and local taxes	192	—
Accrued VAT	400	488
Other accrued expenses and current liabilities	914	997
Total accrued expenses and other current liabilities	$5,191	$4,849

Accrued legal settlement of $2.1 million represents the payments due following settlement of a lawsuit which was an assumed liability as part of a 2024 acquisition transaction and is further discussed in Note 15. Commitments and Contingencies.

11. Debt

At March 31, 2026 and December 31, 2025, debt consisted of the following:

	March 31,	December 31,
Convertible Notes (in thousands)	2026	2025
Secured convertible notes	$6,589	$7,432
Discount on senior secured convertible notes	(2,309)	(3,979)
June 2025 convertible preferred note	815	788
Discount on June 2025 convertible preferred note	(43)	(52)
Remainder notes recorded at fair value	4,538	4,314
Related party convertible notes	220	215
Other convertible notes recorded at fair value	-	933
Total convertible notes payable	9,810	9,651
Less: current portion	(8,757)	(6,913)
Convertible notes payable - long-term	1,053	$2,738

Loans Payable (in thousands)
Promissory notes - related parties	1,850	2,190
Term loan, net of discount	1,968	2,674
Working capital facility	1,387	1,684
Other notes payable	6,098	4,462
Discount on other notes payable	(258)	(393)
Total loans payable	11,045	10,617
Less: current portion	(7,543)	(8,823)
Loans payable - long-term	$3,502	$1,794

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

During the three months ended March 31, 2026, the Company issued additional Class A Incremental Notes with substantially the same terms as the January 2025 Convertible Note as follows:

•
On January 6, 2026, a Class A Incremental Note in the principal amount of $1.2 million, an initial conversion price of $10.254 per share, a maturity date of January 6, 2027 and warrants to purchase 61,844 shares of Common Stock with an initial exercise price of $15.76 per share.
•
On February 5, 2026, a Class A Incremental Note in the principal amount of $0.6 million, with an initial conversion price of $4.51 per share, a maturity date of February 5, 2027 and warrants to purchase 68,116 shares of Common Stock at an initial exercise price of $6.9316 per share.
•
On February 9, 2026, a Class A Incremental Note in the principal amount of $0.1 million, with an initial conversion price of $4.5 per share, a maturity date of February 9, 2027 and warrants to purchase 16,009 shares of Common Stock at an initial exercise price of $6.9316 per share.

In connection with the Ergatta Acquisition, the Investor agreed to subordinate its security interest in the Company's assets to that of the holders of the Ergatta Note, as defined below. During the three months ended March 31, 2026, the Investor converted previously issued Class A Incremental Notes with an aggregate principal balance, including accrued interest, in the amount of $2.9 million into 909,625 shares of common stock, and the Company recorded a loss on extinguishment of debt of $2.8 million. In connection with the convertibility features contained in and warrants issued in connection with the issuance of the Senior Secured Notes, the Company recognized aggregate derivative liabilities in the amount of $0.4 million and aggregate warrant liabilities in the amount of $0.4 million.

During the three months ended March 31, 2025, the Investor converted a total of $2.0 million owed pursuant to the January 2025 Convertible Notes into a total of 8,269 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $0.7 million. During the three months ended March 31, 2025 the Company issued an additional Class A Incremental Note in the principal amount of $4.0 million and between March 31, 2025 and December 31, 2025 the Company issued additional Class A Incremental Notes with an aggregate principal amount of $7.2 million.

Interest recognized on the Secured Convertible Notes is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Contractual interest expense	$223	$726
Amortization of debt issuance costs	872	330
Total	$1,095	$1,056

June 2025 Convertible Preferred Note

On June 4, 2025, the Company issued a convertible promissory note in the principal amount of $0.7 million with an original issue discount of 10.0% to an accredited investor (the “June 2025 Convertible Preferred Note”). The June 2025 Convertible Preferred Note has a maturity date of June 4, 2027 and accrues interest at a rate of 15.0% per annum.

The carrying value of the June 2025 Convertible Preferred Note as of March 31, 2026 and December 31, 2025 was $0.8 million and $0.7 million, respectively. Interest expense recognized on the June 2025 Convertible Preferred Note was approximately $26,000 for the three months ended March 31, 2026.

Remainder Notes

In connection with the sale of the Company's FET and other collateral tokens in October and December of 2025, the Company issued the Remainder Notes to ATW Partners and DWF Labs in the principal amount of $3.0 million and $4.5 million, respectively. The Remainder Notes issued to ATW and DWF have maturity dates of one year beyond their date of issuance and accrue interest at a rate of 12% per annum and are convertible into shares of Common Stock at initial conversion prices of $35.40 and $25.30 per share, respectively, subject to adjustment as provided under the terms of the notes. The Company elected the fair value option for the Remainder

Notes, and the aggregate fair value for these notes as of March 31, 2026 and December 31, 2025 was $4.5 million and $4.3 million, respectively. As a result, the Company recognized a loss on the change in fair value of these notes in the amount of $0.2 million for the three months ended March 31, 2026.

Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time while outstanding the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $38.50 per share. The total outstanding balance, including accrued interest, at March 31, 2026 and December 31, 2025 was $0.2 million.

Other Convertible Notes

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "February 2024 Convertible Note") with Treadway Holdings LLC ("Treadway"), a lender, in the aggregate principal amount of $6.0 million, which is convertible into shares of Common Stock. The Note accrues interest at a rate of 2.0% per month.

The original maturity date of the February 2024 Convertible Note was December 15, 2024. The February 2024 Convertible Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to the quotient resulting by dividing the outstanding principal balance of the February 2024 Convertible Note to be converted by an initial conversion price of $800,000.00 per share. In November 2024, the Company and Treadway entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”) that amended and restated the February 2024 Convertible Note in its entirety. The Amended and Restated Note had a principal amount of $4.0 million. Pursuant to the Amended and Restated Note, the conversion price of the February 2024 Convertible Note was changed to $479.00 per share (the Common Stock’s Nasdaq Official Closing Price (as reflected on Nasdaq.com) on November 11, 2024. The Company elected the fair value option for the February 2024 Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

On December 13, 2024, the Company and Treadway entered into a Letter Agreement (the “Letter Agreement”) that, among other things, extended the Maturity Date to January 14, 2025. On January 14, 2025, Treadway sold the Amended and Restated Note to Woodway USA, Inc. (“Woodway”), a customer of the Company. On March 3, 2025, Woodway sold the Amended and Restated Note to TR Opportunities II LLC (the “Current Holder”). On April 18, 2025, the Company and the Current Holder entered into a Letter Agreement to lower the conversion price to $110.00 (a premium to the closing price of the Common Stock on April 17, 2025). On August 8, 2025, the Company and the Current Holder entered into a Letter Agreement to lower the conversion price to $55.00 (a premium to the closing price of the Common Stock on August 7, 2025). On September 26, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Current Holder, pursuant to which the Current Holder and the Company exchanged the February 2024 Convertible Note for a Class B Incremental Note in an aggregate principal amount of $2.2 million (the “September 2025 Exchange Note”).

The September 2025 Exchange Note accrued interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the September Exchange Note. The maturity date of the September Exchange Note was January 30, 2026. On November 24, 2025, the Company and the Current Holder amended the September 2025 Exchange Note to extend the maturity date to September 26, 2027.

The September 2025 Exchange Note was convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the September 2025 Exchange Note to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the September Exchange Note, (iii) the Make-Whole Amount (as defined in the September 2025 Exchange Note), (iv) accrued and unpaid Late Charges (as defined in the September Exchange Note) with respect to such principal amount of the September Exchange Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any (the “Conversion Amount”), divided by (y) the conversion price of $55.00, subject to adjustment as provided in the September Exchange Note.

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

The fair value of this note was $0.9 million as of December 31, 2025. In January of 2026, the note was converted into 217,791 shares of common stock, and the Company recognized a loss on change in fair value of this note of $1.1 million for the three months ended March 31, 2026.

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

On November 7, 2025, the Company's former legal counsel sold 50% of this note, including accrued interest, to Woodway, an unrelated party (the "New Woodway Note"). On December 29, 2025, the Company's former legal counsel sold the remaining 50% of this note in the amount of $2.2 million, including accrued interest, to two related parties of the Company, and this amount was outstanding as of December 31, 2025. In February of 2026, one of these related parties transferred their note to two other related parties in equal amounts of $0.6 million. On February 26, 2026, these two related parties each exchanged $0.2 million of principal for 44,000 shares of common stock, for a total of exchange of $0.4 million of principal for 88,000 shares of common stock, and the Company recognized an aggregate gain on extinguishment of debt in the amount of $0.2 million.

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

The carrying value of the Term Loan is as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Principal and interest	$-	$326
Guarantee fees	1,968	2,348
Aggregate carrying value	$1,968	$2,674

Working Capital Facility

In connection with the acquisition of Wattbike, the Company assumed the obligations under a working capital facility for a total of $2.1 million in principal and accrued interest as of the date of acquisition. The interest rate under the facility is 1,100 basis points above the Bank of England Base Rate. On July 1, 2025, the Company extended the facility to June 30, 2026, and the total commitment under the facility was reduced to $2.7 million. For the three months ended March 31, 2026, the Company incurred interest and fees totaling $0.1 million, all of which were paid-in-kind. The outstanding balance on this facility as of March 31, 2026 and December 31, 2025 was $1.4 million and $1.7 million, respectively.

Other Notes Payable

As part of the purchase price for the Ergatta Acquisition, the Company issued a senior secured note (the "Ergatta Note") to the sellers in the principal amount of $1.9 million. The principal balance includes a working capital adjustment under the terms set forth in the Merger Agreement. The Ergatta note accrues interest at a rate of 5% per annum, has a maturity date of April 30, 2027, and is secured by substantially all of the assets of the Company.

As previously discussed, on November 7, 2025, Woodway purchased the New Woodway Note from the Company's former legal counsel in the principal amount of $2.1 million. The New Woodway Note accrues interest at a rate of 12% per annum and has a maturity date of November 6, 2026. The outstanding balance on the New Woodway Note, including accrued interest, as of March 31, 2026 and December 31, 2025 was $2.0 million.

On May 21, 2025, the Company issued an unsecured promissory note in the principal amount of $2.0 million to Woodway (the "May 2025 Woodway Note"). On February 27, 2026, Woodway exchanged $0.4 million of principal on this note for 88,000 shares of Common Stock, and the Company recorded a gain on the extinguishment of debt in the amount of $0.2 million. The carrying value of the May 2025 Woodway Note as of March 31, 2026 and December 31, 2025 was $1.6 million and $1.8 million, respectively.

On May 1, 2025, the Company entered into an agreement to settle outstanding liabilities with a third-party by issuing to the third-party an unsecured promissory note in the principal amount of $0.5 million which has a maturity date of May 1, 2026 and accrues interest at a rate of 5% per annum. The total outstanding principal balance including accrued interest as of March 31, 2026 and December 31, 2025 was $0.3 million.

Scheduled maturities on the Company's outstanding indebtedness as of March 31, 2026 is as follows:

Fiscal Years Ending December 31,
(in thousands)	Convertible Notes	Loans Payable
2026 (remaining)	$7,760	$6,822
2027	1,769	4,223
2028	281	-
Total	$9,810	$11,045

12. Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2025 to March 31, 2026:

	Outstanding as of				Outstanding as of
	December 31, 2025	Issued	Exercised	Canceled	March 31, 2026
February 2024 Warrants	7	—	—	—	7
Woodway February 2024 Warrants	2	—	—	—	2
Registered Direct Placement Agent Warrants	1	—	—	—	1
Registered Direct Offering Warrants	14	—	—	—	14
Best Efforts Offering A-1 Warrants	284	—	—	—	284
Best Efforts Offering A-2 Warrants	284	—	—	—	284
Best Efforts Placement Agent Warrants	21	—	—	—	21
January 2025 Warrants	4,897	—	—	—	4,897
Woodway May 2025 Warrants	4,000	—	—	—	4,000
Class A Incremental Notes Warrants	113,067	145,969	—	—	259,036
Total Common Stock Purchase Warrants	122,577	145,969	—	—	268,546

The warrants are classified as other long-term liabilities within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings.

Class A Incremental Notes Warrants

In connection with the January 28, 2025 Securities Purchase Agreement (see Note 11), the Company issued warrants to purchase an aggregate of 145,969 shares of Common Stock during the three months ended March 31, 2026 with initial exercise prices ranging from $4.51 per share to $10.254 per share. The warrants are exercisable for seven years after the issuance date and are subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

January 2025 Warrants

On January 28, 2025, the Company issued warrants to purchase 6,742 shares of common stock with an initial exercise price of $94.57 per share. The warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock. On July 7, 2025, the Company entered into an inducement offer letter agreement and agreed to exercise part of the January 2025 Warrants of 1,845 shares at an exercise price of $54.20 per share.

13. Fair Value Measurements

The Company’s financial instruments consist of derivatives, convertible notes held at fair value, and warrants. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)			(in thousands)
Assets
Cash and cash equivalents	$4,738	$—	$—	$512	$—	$—
Total	$4,738	$—	$—	$512	$—	$—
Liabilities
Derivatives	$—	$—	$1,011	$—	$—	$243
Series D convertible preferred stock	—	—	$7,859	—	—	—
Contingent consideration	—	—	1,613	—	—	—
Convertible notes	—	—	4,538	—	—	5,247
Warrants	—	—	169	—	—	408
Total	$—	$—	$15,190	$—	$—	$5,898

During the three months ended March 31, 2026, there were no transfers between Level 1 and Level 2, nor into and out of Level 3. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026.

Derivatives

(in thousands)	Class A Incremental Notes Derivative

Fair value at December 31, 2025	$243
Issuance of derivatives	441
Change in estimated fair value of derivatives	327
Fair value at March 31, 2026	$1,011

The Company recorded the derivatives as a derivative asset or liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. For the outstanding derivatives as of March 31, 2026 and December 31, 2025, the fair value of the derivatives were determined using a Monte Carlo simulation. The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate.

The following table outlines the key inputs for the Monte Carlo Simulation models:

	March 31,	December 31,
	2026	2025
Weighted-average risk-free interest rate	3.66% - 3.76%	3.45% - 3.51%
Weighted-average expected term (in years)	0.47 - 2.41	0.72 - 2.65
Weighted-average expected volatility	95.0%	95.0%
Expected dividend yield	—%	—%

Convertible Notes

September 2025 Exchange Note

The Company entered into a convertible note arrangement in February 2024. The Company elected the fair value option for this note under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. During the three months ended March 31, 2026, the entire remaining principal and interest balance was converted into shares of Common Stock and the Company recorded a change in fair value for the difference between the $0.9 million fair value as of December 31, 2025 and the fair value of the Common Stock issued.

Sep-25
(in thousands)	Exchange Note
Fair value at December 31, 2025	$933
Conversion to common stock	(2,059)
Change in estimated fair value of convertible notes	1,126
Fair value at March 31, 2026	$-

Remainder Notes

The Company also elected the fair value option for the Remainder Notes (see Note 11). These notes were valued using a Monte Carlo Simulation model using a discount rate of 32%, volatility of 70% and a risk free rate of 3.68% as of March 31, 2026.

(in thousands)	Remainder Notes
Fair value at December 31, 2025	$4,314
Change in estimated fair value of convertible notes	224
Fair value at March 31, 2026	$4,538

January 2025 Exchange Notes

On February 4, 2025, the Company and the Exchange Agreement Investor entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the Exchange Agreement Investor exchanged the Former Principal Stockholder Notes for five new secured promissory notes of the Company secured by the Company’s assets (the “January 2025 Exchange Notes”). The amendment to the Note represents the addition of a substantive conversion feature and as a result the Company recorded a gain on extinguishment included in condensed consolidated statement of stockholders' equity. The Company elected the fair value option for the January 2025 Exchange Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The fair value of the January 2025 Exchange Notes was determined using a discounted cash flow analysis at a discount rate of 16.3% on February 4, 2025. The January 2025 Exchange Notes, in the aggregate principal amount of $5.4 million were fully converted into 26,428 shares of Common Stock in February 2025.

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	$5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at March 31, 2025	$—

Warrants

The following table summarizes the activity for the Company Level 3 warrant liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026:

(in thousands)	Class A Incremental Notes Warrants
Fair value at December 31, 2025	$408
Issuance of warrants	428
Change in estimated fair value of warrants	(667)
Fair value at March 31, 2026	$169

The following table outlines the key inputs for the Black-Scholes option-pricing models:

	March 31,	December 31,
	2026	2025
Weighted-average risk-free interest rate	4.0% - 4.06%	3.7% - 4.2%
Weighted-average expected term (in years)	6.32 - 6.86	0.26 - 9.52
Weighted-average expected volatility	100.0%	150.0%
Expected dividend yield	—%	—%

Series D Convertible Preferred Stock

In connection with the acquisition of Ergatta (see Note 23) on March 11, 2026, the Company issued the Series D Convertible Preferred Stock, which was initially valued $7.7 million. The fair value was estimated using a Monte-Carlo simulation model with a risk-free rate of 3.64% and an annual equity volatility of 100%. The following table summarizes the activity for preferred stock measured at fair value on a recurring basis for the three months ended March 31, 2026:

(in thousands)	Series D Preferred Stock

Fair value at December 31, 2025	$—
Ergatta acquisition	7,676
Change in estimated fair value of preferred stock	37
Stock-based compensation	146
Fair value at March 31, 2026	$7,859

Accrued Earnout

The Merger Agreement with Ergatta provides for additional cash consideration payable to the sellers on April 30, 2027 of up to $3.5 million based on the excess of 2026 Free Cash Flow (see Note 23) over $1.75 million, multiplied by 2. The fair value of the contingent consideration as of March 31, 2026 was estimated using a Monte-Carlo simulation model under a risk-neutral basis. The following table summarizes the activity for the contingent consideration measured at fair value on a recurring basis for the three months ended March 31, 2026:

(in thousands)	Accrued Earnout
Fair value at December 31, 2025	$—
Ergatta acquistion on March 11, 2026	1,587
Change in estimated fair value of contingent consideration	26
Fair value at March 31, 2026	$1,613

14. Leases

Lease Obligations

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

As of March 31, 2026 and December 31, 2025, the weighted average discount rate for operating leases was 6.42% and the weighted average remaining lease term for operating leases was 2.2 and 2.4 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s condensed consolidated balance sheets. The components of lease expense and other information for three months ended March 31, 2026 and 2025 were as follows.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease costs	$36	$82
Variable lease costs	13	36
Short-term lease costs	1	10
Total lease costs	50	128
Other information:
Cash paid for amounts included in the measurement of operating lease liability	$50	$118

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2026 (remaining)	115
2027	145
2028	63
2029	—
Thereafter	—
Total future minimum lease payments	323
Less: imputed interest	(28)
Present value of operating lease liability	$295

Current portion of lease liability	143
Non-current portion of lease liability	152
Present value of operating lease liability	$295

15. Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative FORME net sales up to $5.0 million and 1% of cumulative FORME net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of March 31, 2026 and December 31, 2025. The Company recorded royalty expense of $0 and $5,000 for the three months ended March 31, 2026 and 2025, respectively.

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

The total amount outstanding as of March 31, 2026 and December 31, 2025 was $2.1 million, including default interest of $0.1 million, and is reflected in Accrued Expenses and other current liabilities in the accompanying consolidated balance sheet.

On or about February 20, 2025, the Company was sued in the Superior Court of Massachusetts, Suffolk County, by one of its former financial services consultants (“the Plaintiff”), alleging a breach of an agreement between the parties for financial services Plaintiff allegedly provided to the Company. The dispute was fully resolved and on June 12, 2025, the parties filed a joint stipulation of dismissal with prejudice and the settlement amount was $2.2 million. The current portion of the total remaining payments as of March 31, 2026 and December 31, 2025 of $0.3 million is included in accrued expenses and other current liabilities and the non-current portion as of March 31, 2026 and December 31, 2025 of $1.7 million and $1.8 million, respectively, is included in other long-term liabilities in the condensed consolidated balance sheet.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Stockholders’ Equity (Deficit)

Common Stock

The Company’s authorized Common Stock consisted of 900,000,000 shares at $0.0001 par value, as of March 31, 2026 and December 31, 2025. The issued and outstanding common stock was 2,057,018 shares and 307,516 shares as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, the Company issued 290,000 shares of Common Stock from an At the Market offering, and received net proceeds of approximately $1.5 million.

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

In January of 2026, the Current Holder of the September 2025 Exchange Note converted the remaining $1.6 million of principal into 217,791 shares of Common Stock.

During the three months ended March 31, 2026, the holder of the Company's secured convertible notes converted an aggregate of $2.9 million of note principal into 909,625 shares of Common Stock in accordance with the terms of the secured convertible notes.

In February 2025, the Company issued 8,215 shares of Common Stock, par value $0.0001, from At the Market offering.

From January 2025 through March 2025, the Company issued 39,416 shares of Common Stock upon conversion of $8.6 million of convertible notes.

From January 2025 through March 2025, the Company issued 17,883 shares of Common Stock upon conversion of 100,000 shares of Series A Preferred Stock, 1,060,118 shares of Series B Preferred Stock and 2,801,250 shares of Series C Preferred Stock.

On March 20, 2026, the Company announced that its Board of Directors (the "Board") approved a stock repurchase program of up to $0.5 million, whereby the Company may repurchase shares of its Common Stock in the open market subject to market conditions, applicable securities laws, and the Company's policies governing insider transactions. As of March 31, 2026, no shares have been repurchased under this program.

Preferred Stock

In January 2024, the Board authorized the proposed issuance of shares of non-voting Series A and Series B convertible preferred stock. The Company's authorized preferred stock consists of 200,000,000 shares at $0.0001 par value. As of December 31, 2025, the Series A Certificate designated 10,000,000 shares of the Company’s preferred stock as Series A Preferred Stock, the Series B Certificate designated 1,500,000 shares of the Company’s preferred stock as Series B Preferred Stock, the Series C Certificate designated 5,000,000 shares of the Company’s preferred stock as Series C Preferred Stock and the Series E Certificate designated 1,300,000 shares of the Company’s authorized preferred stock as Series E Convertible Preferred Stock.

On March 31, 2026, the Company entered into a settlement agreement with the Lender under the Term Loan (see Note 11) valued at $2.2 million, which the Company settled through the issuance of 1,088,255 shares of Series C Preferred Stock. The shares of preferred stock were valued at $1.8 million and the Company recognized a gain on extinguishment of this liability in the amount of $0.4 million.

Upon the closing of the Ergatta Acquisition (see Note 23), the Company filed a certificate of designation with the Secretary of State of the State of Delaware, creating three new series of preferred stock designated as (i) Series D-1 Convertible Preferred Stock, par value $0.0001 per share (“Series D-1 Preferred Stock”) and designating 4,750,000 shares thereof, (ii) Series D-2 Convertible Preferred Stock, par value $0.0001 per share (“Series D-2 Preferred Stock”) and designating 1,000,000 shares thereof, and (iii) Series D-3 Convertible Preferred Stock, par value $0.0001 per share (“Series D-3 Preferred Stock,” collectively with Series D-1 Preferred Stock and Series D-2 Preferred Stock, “Series D Preferred Stock”) and designating 500,000 shares thereof. Series D Preferred Stock has no voting rights, other than any vote required by law or the Company’s Certificate of Incorporation. Series D-1 Preferred Stock and Series D-2 Preferred Stock shall convert into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) on May 3, 2027. Series D-3 Preferred Stock shall convert to shares of Common Stock on May 1, 2028. Conversion of the Series D Preferred Stock is subject to stockholder approval, and if such approval is not obtained, the Series D Preferred Stock will be redeemed for cash. As a result, and due to the variability in the number of shares of Common Stock that the Series D Preferred Stock is convertible into that is not based on the value of the Common Stock, the Series D Preferred Stock is reflected as a liability in the Company's condensed consolidated balance sheet as of March 31, 2026.

The remaining unissued shares of the Company's authorized preferred stock are undesignated.

On January 23, 2025 the Board declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 112,334 shares of Series A Preferred Stock. The Company issued 112,334 Dividend Shares on January 23, 2025.

On March 31, 2025, the Company issued 1,188,571 shares of the Company’s Series C Preferred Stock as payment of the $2.4 million Net Trade Value as of that date pursuant to a Loss Restoration Agreement.

On January 23, 2025, the Board declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 126,515 shares of Series C Preferred Stock. The Company issued 126,515 Dividend Shares on January 23, 2025.

17. Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$55	$699
Sales and marketing	-	-
General and administrative	339	1,390
Total	$394	$2,089

The table above includes approximately $0.1 million of compensation expense related to the Series D-2 and D-3 Preferred Stock issued in connection with the Ergatta Acquisition (see Note 23), and is reflected in General and administrative expense. For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $0.4 million and $2.4 million, respectively, of which $0.0 million and $0.3 million, respectively, was capitalized as software costs.

During the three months ended March 31, 2026, the Company did not grant any shares under the 2023 and 2020 Plan. The Company has not granted any restricted stock or stock appreciation rights.

The following summary sets forth the stock option activity under the 2023 and 2020 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2025	7	$100,644	7.3	$—
Granted	—	$—
Exercised	—	$—
Cancelled or forfeited	—	$—
Outstanding as of March 31, 2026	7	$100,644	7.3	$—
Options exercisable as of March 31, 2026	4	$513,794	7.2	$—
Options unvested as of March 31, 2026	3	$1,738,503	7.4	$—

As of March 31, 2026 and December 31, 2025, the Company had $0.7 million and $0.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.2 years and 0.2 years, respectively.

18. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the three months ended March 31, 2026, there were no customers representing greater than 10% of the Company's consolidated revenue. For the three months ended March 31, 2025, Woodway represented 71% of the Company’s consolidated revenue.

At March 31, 2026, one customer represented 48% of the Company's consolidated accounts receivable. At December 31, 2025, this customer represented 47% of the Company's consolidated accounts receivable.

The Company had no vendors representing greater than 10% of total finished goods purchases for the three months ended March 31, 2026 and one vendor representing more than 10% of finished goods for the three months ended March 31, 2025.

19. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. During the three months ended March 31, 2026 and 2025, the Company did not make any contributions to the plan.

The Company contributes up to 5% of an employee’s salary into personal pension funds held by individual employees under the laws of the United Kingdom. These personal pension funds are the responsibility of the individual employees. The Company's contribution to employee pension funds for the three months ended March 31, 2026 was approximately $27,000.

20. Loss Per Share

The computation of loss per share is as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(10,743)	$(6,603)
Net loss attributable to common stockholders	$(10,743)	$(6,603)
Denominator:
Weighted average common stock outstanding - basic and diluted	1,049,454	38,041
Net loss per share attributable to common stockholders - basic and diluted	$(10.24)	$(173.58)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	March 31,
	2026	2025
Warrants to purchase common stock	268,546	75,821
Series A Convertible Preferred Stock conversion to common stock	229,338	29,847
Series B Convertible Preferred Stock conversion to common stock	2	3
Series C Convertible Preferred Stock conversion to common stock	16,143	11,515
Notes payable conversion to common stock	387,914	44,371
Stock options to purchase common stock	7	8
Total	901,950	161,565

The Company's Series D Convertible Preferred Stock and Series E Convertible Preferred Stock are also potentially convertible into Common Stock, however the conversion price is unknown as of March 31, 2026.

21. Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Related Party Convertible Notes

See Note 11 for discussion.

Principal Stockholder Promissory Notes

As further discussed in Note 11, On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes of $5.4 million to an accredited investor that is managed by an ATW Partners related entity (the “Exchange Agreement Investor”) and the outstanding principal balance was $0 as of March 31, 2025.

Other Related Party Transactions

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net FORME fitness product sales up to $5.0 million and 1% of cumulative net FORME fitness product sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of March 31, 2026. As of March 31, 2026 the Company has accrued $0.3 million in royalty payments. The Company recorded royalty expense of $0 and $5,000 for the three months ended March 31, 2026 and 2025, respectively.

22. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure Of Cash Flow Information:
Cash paid for Interest	—	88
Non-Cash Investing and Financing Information:
Property & equipment in accounts payable	—	18
Inventories in accounts payable and accrued expenses	—	205
Non-cash consideration for acquisition of Ergatta	11,335	—
Issuance and offering costs in accounts payable and accrued expenses	—	43
Gain on extinguishment of debt with related party	—	279
Issuance of common stock upon conversion of convertible notes	5,868	5,798
Issuance of Series C Preferred Stock upon settlement of loss restoration agreement		3,127
Issuance of warrants with convertible notes	428	1,213
Issuance of embedded derivatives with convertible notes	441	2,104
Series A Dividends Paid in Kind	—	225
Series C Dividends Paid in Kind	—	253
Non-cash settlement of debt through issuance of common stock	832	—
Stock-based compensation capitalized in intangible asset and other assets	—	334

23. Acquisitions

Ergatta Acquisition

On March 11, 2026, the Company completed the Ergatta Acquisition (see Note 1) for a total purchase price of approximately $13.4 million, consisting of (i) cash paid at closing of $2.1 million; (ii) a senior secured promissory note delivered at the Closing and maturing on April 30, 2027 in the amount of $1.9 million (which includes a working capital adjustment in accordance with the terms of the Merger Agreement); (iii) contingent consideration initially valued at $1.6 million payable on April 30, 2027, as provided by the calculations, formulas, and other procedures set forth in the Merger Agreement; (iv) assumption of post-closing Ergatta liabilities of $0.2 million; and (v) 4,749,974 shares of the Company's Series D-1 Preferred Stock (see Note 16).

At the closing, the Company entered into a registration rights agreement with the Securityholders' Representative, on behalf of the parties entitled to receive equity consideration under the Merger Agreement, pursuant to which the Company granted customary registration rights with respect to equity consideration issuable under the Merger Agreement.

The Acquisition was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the condensed consolidated balance sheet at their estimated fair values as of March 11, 2026, with the remaining unallocated purchase price recorded as goodwill. The table below summarizes the consideration transferred to Ergatta shareholders on March 11, 2026:

(in thousands)	Ergatta
Cash	$2,075
Senior secured note	1,899
Series D-1 preferred stock	7,676
Contingent consideration	1,587
Other liabilities assumed	173
Total consideration	$13,410

Ergatta is a connected fitness company with an emphasis on game-based fitness content. The Ergatta Acquisition was a strategic acquisition intended to help accelerate the Company’s commercialization path and achieve immediate scale, resulting in a high growth, profitable platform that sells connected fitness equipment and digital fitness services across B2B and B2C channels.

The Series D-1 preferred stock was recorded at its estimated fair value and recognized as a long-term liability in the accompanying condensed consolidated balance sheet. Settlement of this liability is based on Ergatta's free cash flow, as defined below, and the settlement value will be a minimum of $5.25 million and a maximum of $9.5 million.

The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

(in thousands)	As of March 11, 2026
Cash	$363
Accounts receivable	151
Inventories	664
Prepaid expenses and other current assets	338
Vendor deposits	740
Property and equipment	50
Other assets	13
Intangible assets	9,800
Total assets acquired	$12,119
Accounts payable	(216)
Accrued expenses and other current liabilities	(305)
Deferred revenue	(3,333)
Total identifiable net assets acquired	8,265
Goodwill	5,145
Total identifiable net assets acquired and goodwill	13,410

The identified intangible assets of $9.8 million are comprised of (i) software developed technology of $2.4 million that has an estimated useful life of 5 years, (ii) direct-to-consumer subscription of $5.3 million that has an estimated useful life of 2 years, (iii) license agreement of $1.3 million having an estimated useful life of 6 years; and (iv) trademarks and trade name of $0.8 million with an estimated useful life of 9 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. Estimated annual amortization expense related to these intangible assets for each of the next five fiscal years is included in Note 7.

Earn Out

As part of the Ergatta Acquisition, the sellers are entitled to receive a cash contingent payment on April 30, 2027 that is secured by the $1.9 million senior note previously discussed. The amount of the contingent payment is based on Ergatta's 2026 Free Cash Flow less $1.75 million multiplied by 2.0, with a maximum payment of $3.5 million. The fair value of this payment as of March 11, and March 31, 2026 is estimated to be $1.6 million. Additionally, the ultimate settlement of the Series D-1 Preferred Stock is contingent upon on Ergatta's 2026 Free Cash Flow, which is defined as earnings before interest, taxes, deprecation and amortization, stock-based compensation, other income/expense and certain mutually agreed-upon non-recurring charges, less capitalized software development expenses and other capital expenditures incurred in the ordinary course of business. The amount of the settlement associated with the Series D-1 Preferred Stock is expected to be between a minimum of $5.25 million and a maximum of $9.5M. “

The following unaudited pro forma summary presents condensed consolidated information of the Company including Ergatta and Wattbike, acquired on July 1, 2025, as if these acquisitions had occurred as of January 1, 2025, the earliest year presented herein:

	Proforma
	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$7,742	$8,531
Operating Loss	(3,876)	(6,431)
Net Loss	(10,739)	(7,452)
Net loss per share – basic and diluted	$(10.23)	$(195.90)
Weighted average common stock outstanding – basic and diluted	1,049,454	38,041

The unaudited pro forma consolidated results for the three months ended March 31, 2026 and 2025 were prepared using the acquisition method of accounting and are based on the historical financial information of Ergatta and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2025. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2025.

The following unaudited condensed consolidated results of operations for Ergatta are included in the condensed consolidated statements of loss for the three months ended March 31, 2026.

Three Months Ended March 31,

2026
Revenue	$552
Operating Loss	(113)
Net Loss	(182)

24. Subsequent Events

Share Repurchases

Between May 5, 2026 and May 15, 2026, the Company repurchased 88,568 shares of its Common Stock on the open market (see Note 16) for an aggregate purchase price of approximately $82,000.

Conversion of Convertible Notes and Loans Payable

On April 7, 2026, the Lender under the Company's term loan dated February 1, 2024 (see Note 11) converted $0.3 million of debt principal into 59,782 shares of Common Stock.

In April of 2026, the holder of one of the Company's senior convertible notes (see Note 11) converted approximately $0.2 million of principal and accrued interest into 214,136 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in Part I, Item 1. of this Form 10-Q, and together with our audited consolidated financial statements, the related notes thereto and other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (the "2025 10-K"). Historic results are not necessarily indicative of future results.

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
•
our ability to maintain and increase sales of our Ergatta water rowers, CLMBR vertical climbing machine ("CLMBR") and FORME Studio equipment and Wattbike fitness products, increase memberships to the Ergatta, Wattbike, CLMBR and FORME platforms, and expand our product and service offerings;
•
our ability to attract and retain qualified trainers, including personal trainers, and to contract with fitness instructors and other content production personnel;
•
our expectations regarding potential changes to our membership or pricing models or to our products and services;
•
our plans to expand our commercial and corporate wellness customer base;
•
our ability to develop new content, features, equipment, and other services to integrate with or complement the Ergatta, CLMBR, FORME and Wattbike platforms and bring them to market in a timely manner;
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

Overview

Interactive Strength Inc. is the parent company of four leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: Wattbike, Ergatta, CLMBR and FORME. Wattbike, acquired in July of 2025, offers a range of high-performance indoor bikes that set the global standard in cycling. Known for unmatched accuracy, realistic ride feel, and advanced performance tracking, Wattbike is trusted by elite athletes, national teams, and fitness enthusiasts around the world. Ergatta, acquired in March 2026, is a game-based connected fitness company. CLMBR offers a premium vertical climbing experience through its patented open-frame design and immersive touchscreen, delivering a high-intensity, low-impact workout that’s both efficient and effective. FORME delivers strength, mobility, and recovery training through immersive content, performance-grade hardware, and expert coaching. Its wall-mounted systems include the Studio, a smart fitness mirror for guided programming and live 1:1 personal training, and the Lift, which adds smart resistance cable training—ideal for high-performance environments and sport-specific development. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. Wattbike, CLMBR and FORME each offer unique fitness solutions for both the commercial and at-home markets.

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

During the three months ended March 31, 2026 and 2025, we generated total revenue of $5.1 million and $1.4 million, respectively, and incurred net losses of $10.7 million and $6.6 million, respectively. As we generated recurring net losses and negative operating cash flow since inception, we have funded our operations primarily with gross proceeds from the issuance of convertible notes, the issuance of promissory notes to unrelated and related parties, and the issuance of common stock.

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

Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:

•
We have a limited operating history, and our past financial results may not be a reliable indicator of our ability to successfully establish our product and service offerings in the marketplace, or of our future performance, and our revenue growth rate is likely to slow as our business matures.
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

We have experienced, and expect to continue to experience, some disruptions to parts of our supply chain, including procuring necessary components or parts in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components or parts for our fitness equipment, and has impacted, and could in the future impact, our ability to timely deliver our products to customers. While these supply chain disruptions have resulted in operational challenges, including extended customer order lead times and periodic product allocation, they have not had a material adverse effect on our revenue or liquidity or capital resources for the three months ended March 31, 2026, and we have not implemented any significant mitigation efforts to date as a result. However, we cannot predict the impact to us of any future or prolonged supply chain disruptions or any mitigation efforts we may take going forward. For example, as a result of these supply chain disruptions, we may be required to increase customer order lead times and place some products on allocation. In addition, we may consider additional or alternative third-party manufacturing and logistics providers or suppliers. Such mitigation efforts may result in cost increases and any attempts to offset such increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Further, if we were to elect to transition or add manufacturing or logistics providers or suppliers, it may result in temporary or additional delays in product delivery or risks related to consistent product quality or reliability. This in turn may limit our ability to fulfill customer orders and we may be unable to satisfy all of the demand for our products. We may in the future also purchase components further in advance, which in return can result in less capital being allocated to other activities such as marketing and other business needs. We cannot quantify the impact of such disruptions at this time or predict the impact of any mitigation efforts we may take in response to supply chain disruptions on our business, financial condition, and results of operations.

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

Goodwill and Intangible Assets

Our annual goodwill impairment assessment at October 1, 2025 was performed based on our determination that Wattbike, CLMBR and FORME comprise a single reporting unit based on the guidance provided in Accounting Standards Codification ("ASC") 350, and we performed a quantitative analysis using a combination of income and market approaches. Our reporting unit had fair values in excess of their carrying values, resulting in no impairment of goodwill.

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

Contingent Consideration

In accordance with ASC 805, Business Combinations, liabilities for contingent consideration assumed in business acquisitions are recorded at fair value at the date of acquisition, with changes in the fair value recorded through earnings at each reporting period. We assess the fair value of this liability based on our estimate of the likelihood that sales projections or forecasted free cash flow, as defined, will be achieved and that the contingent payment will be earned. For the three months ended March 31, 2026 and 2025, we recorded losses on changes in fair value of contingent consideration of $26,000 and $0, respectively, and for the years ended December 31, 2025 and 2024, we recorded gains on changes in fair value of contingent consideration of $0.2 million and $1.3 million, respectively.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for some of our convertible notes that were issued in 2025 and 2024 (see Note 11 to the Consolidated Financial Statements). In accordance with ASC Topic 825, we record these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The convertible notes for which we elected the fair value option are valued using a discounted cash flow analysis or Monte Carlo Simulation model, and the assumptions used therein are discussed in Note 13 to the Consolidated Financial Statements. For the three months ended March 31, 2026 and 2025, we recorded losses on the change in fair value of convertible notes of $1.4 million and $0.6 million, respectively, and for the years ended December 31, 2025 and 2024, we recognized a gain (loss) on changes in fair value of convertible notes of $28.6 million and ($0.1 million), respectively.

Warrants and Derivative Liabilities

In connection with convertible notes that we issued in 2026 and 2025 for which we did not elect the fair value option, we issued warrants to purchase our Common Stock which did not meet the requirements for equity classification, and are therefore classified as long-term liabilities in the accompanying consolidated balance sheets with changes in fair value recognized in earnings at each reporting period. We generally utilize a Black-Scholes option pricing model to determine the fair value of these liabilities. For the three months ended March 31, 2026 and 2025 we recognized gains on changes in the fair values of warrants of $0.7 million and $0.4 million, respectively, and for the years ended December 31, 2025 and 2024, we recognized gains on changes in fair value of warrants of $2.8 million and $9.3 million, respectively.

We also recognized derivative liabilities related to these convertible notes for the embedded conversion options contained in the notes, which are also measured at fair value with changes in fair value recorded in earnings in each reporting period. The fair value of these liabilities are generally determined using a Monte Carlo Simulation model, and the key inputs into the model are disclosed in Note 13 to the consolidated financial statements. For the three months ended March 31, 2026 and 2025, we recognized a loss on the changes in fair values of derivatives of $0.3 million and $1.5 million, respectively, and for the years ended December 31, 2025 and 2024, we recognized a gain and loss on changes in fair value of derivatives of $0.5 million and $0.5 million, respectively.

Income Taxes

We maintain a full valuation allowance against all of our net deferred tax assets, and as a result we have historically not recorded an income tax benefit in the accompanying consolidated financial statements despite continued losses since inception. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. Evaluation of these factors requires our management to make certain estimates, assumptions and judgments. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets, and we consider cumulative losses in recent years to be a significant type of negative evidence. As of March 31, 2026 and 2025, we determined that it is more-likely-than-not that our federal and state deferred tax assets will not be realized.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in the 2025 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this quarterly report on Form 10-Q.

Emerging Growth Company and Smaller Reporting Company Status

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable, we have early adopted certain standards as described in Note 2 to our consolidated financial statements included in the 2025 10-K. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will continue to remain an “emerging growth company” until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Components of Our Operating Results

Revenue

Connected Fitness Products

Connected Fitness Product revenue consists of sales of our connected fitness products and related accessories, delivery and installation services, and extended warranty agreements offered through a third-party. Fitness Product revenue is recognized at the time of delivery, except for extended warranty revenue which is recognized over the warranty period. For the third-party extended warranty service sold along with the connected fitness products, we do not obtain control of the warranty before transferring it to the customers. Therefore, we account for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing only the net commission we retain. Connected fitness product revenue represented 87% and 77% of total revenue for the three months ended March 31, 2026 and 2025, respectively.

Membership

Membership revenue consists of revenue generated from our monthly Connected Fitness membership. Membership revenue represented 12% and 13% of total revenue for the three months ended March 31, 2026 and 2025, respectively. With the recent acquisition of Ergatta, we expect our membership revenue to increase overall and as a percentage of total revenue during the remainder of 2026.

Training and Other Revenue

Training and other revenue consists of sales of our personal training services delivered through our connected fitness products and third-party mobile devices, and also includes license revenue generated by Ergatta. Training revenue is recognized at the time of delivery. Training and other revenue represented 2% and 10% of total revenue for the three months ended March 31, 2026 and 2025, respectively.

Cost of Revenue

Connected Fitness Product

Connected Fitness Product cost of revenue consists of Wattbike, Ergatta, CLMBR, Studio and Studio Lift and accessories product costs, including manufacturing costs, duties and other applicable importing costs, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, warehousing costs, and certain allocated costs related to management and facilities expenses associated with supply chain logistics.

Membership

Membership cost of revenue includes costs associated with personnel related expenses, filming and production costs, hosting fees, music royalties, amortization of capitalized content and amortization of capitalized software development costs.

Training and Other

Training and other revenue cost of revenue includes costs associated with personnel related expenses and rent expense.

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

Sales and Marketing

Sales and marketing expense consists of performance marketing media spend, brand creative expenses, amortization of customer-related and trademark intangible assets, all showroom expenses and related lease payments and sales and marketing personnel-related expenses.

General and Administrative

General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expenses also include fees for professional services, principally comprised of legal, audit, tax and accounting services, insurance and depreciation of internal use software.

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

Other (Expense) Income, Net

Other (expense) income, net consists of expenses associated with the issuance of convertible notes that were recognized at fair value, unrealized currency gains and losses, and expense recognized in connection with a settlement agreement.

Interest Expense

Interest expense consists of interest associated with our convertible notes and loans payable.

Interest Income

Interest income in 2025 consists of interest associated with the loan receivable.

(Loss) gain upon extinguishment of debt and accounts payable

(Loss) gain on debt extinguishment and accounts payable is primarily the result of gains or losses incurred upon conversion of convertible notes and loans payable into equity, or an exchange of debt instruments.

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

Change in Fair Value of Warrants

The change in fair value of warrants consists of the change in the fair value of the outstanding warrants since the previous reporting period.

Results of Operations

The following tables set forth our consolidated results of operations for the periods presented.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following tables set forth our condensed consolidated results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Revenue:	(in thousands)		(in thousands)
Fitness product revenue	$4,453	$1,050	$3,403	324%
Membership revenue	605	176	429	244%
Training revenue	83	130	(47)	(36%)
Total revenue	5,141	1,356	3,785	279%
Cost of revenue:
Cost of fitness product revenue (2)	(3,043)	(917)	(2,126)	232%
Cost of membership (2)	(365)	(423)	58	(14%)
Cost of training	(124)	(320)	196	(61%)
Total cost of revenue	(3,532)	(1,660)	(1,872)	113%
Gross profit (loss)	1,609	(304)	1,913	(629%)
Operating expenses:
Research and development (1)	438	1,271	(833)	(66%)
Sales and marketing (1) (2)	1,034	250	784	314%
General and administrative (1) (2)	4,127	4,487	(360)	(8%)
Total operating expenses	5,599	6,008	(409)	(7%)
Loss from operations	(3,990)	(6,312)	2,322	(37%)
Other income (expense), net:
Other expense, net:	(2,477)	(111)	(2,366)	2,132%
Interest expense	(1,530)	(1,764)	234	(13%)
Interest income	—	158	(158)	100%
Gain (loss) upon extinguishment of debt and accounts payable	(1,710)	3,037	(4,747)	(156%)
Change in fair value of convertible notes	(1,350)	(573)	(777)	136%
Change in fair value of earn out	(26)	—	(26)	n/a
Change in fair value of derivatives	(327)	(1,487)	1,160	(78%)
Change in fair value of warrants	667	449	218	49%
Total other income (expense), net	(6,753)	(291)	(6,462)	2,221%
Loss before provision for income taxes	(10,743)	(6,603)	(4,140)	63%
Income tax benefit (expense)	—	—	—	-
Net loss	$(10,743)	$(6,603)	$(4,140)	63%
(1)
Includes stock-based compensation expense as follows:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands)		(in thousands)
Research and development	$55	$699	$(644)	(92%)
General and administrative	339	1,390	(1,051)	(76%)
Total stock-based compensation expense	$394	$2,089	$(1,695)	(81%)

For the three months ended March 31, 2026 and 2025, $0 and $0.3 million, respectively, of stock-based compensation was capitalized as software costs.

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands)		(in thousands)
Cost of membership	$328	$423	$(95)	(22%)
Cost of fitness product revenue	145	158	(13)	(8%)
General and administrative	66	300	(234)	(78%)
Sales and marketing	315	131	184	140%
Total depreciation and amortization expense	$854	$1,012	$(158)	(16%)

Comparison of the three months ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
	2026	2025	Amount	% Change
Revenue:	(in thousands)
Fitness product	$4,453	$1,050	$3,403	324%
Membership	605	176	429	244%
Training and other	83	130	(47)	(36%)
Total revenue	5,141	1,356	3,785	279%
Percentage of revenue
Fitness product	87%	77%
Membership	12%	13%
Training	2%	10%
Total	100%	100%

Fitness product revenue increased by $3.4 million, or 324%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in Fitness Product revenue was the result of $4.2 million of revenue associated with Wattbike, which was acquired on July 1, 2025, partially offset by a decrease in CLMBR revenue in 2026.

Membership revenue increased $0.4 million, or 244%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is attributable to Ergatta, acquired on March 11, 2026.

Training and other revenue decreased by $47,000, or 36%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was a result of a decrease in Live 1:1 training sessions.

Cost of Revenue and Gross Profit (Loss)

	Three Months Ended March 31,
	2026	2025	Amount	% Change
Cost of Revenue:	(in thousands)
Fitness product	$3,043	$917	$2,126	232%
Membership	365	423	(58)	(14%)
Training and other	124	320	(196)	(61%)
Total cost of revenue	3,532	1,660	1,872	113%
Gross Profit (Loss):
Fitness product	1,410	133	1,277	960%
Membership	240	(247)	487	n/a
Training and other	(41)	(190)	149	78%
Total gross profit (loss)	1,609	(304)	1,913	n/a
Gross Margin:
Fitness product	32%	13%
Membership	40%	(140%)
Training and other	(49%)	(146%)
Total	31%	(22%)

Fitness product cost of revenue increased by $2.1 million, or 232%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is due to the cost of revenue associated with Wattbike, which was acquired on July 1, 2025.

Membership cost of revenue decreased by $58,000, or 14%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease is primarily related to the decrease in content amortization expense, partially offset by Ergatta membership cost of revenue not present in 2025.

Training and other cost of revenue decreased $0.2 million, or 61%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease is mainly due to the decline in Live 1:1 training sessions.

Our gross profit/loss improved from a loss of $0.3 million for the three months ended March 31, 2025 to gross profit of $1.6 million for the three months ended March 31, 2026. The improvement is mainly due to the Wattbike acquisition.

Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Operating Expenses:	(in thousands)
Research and development	$438	$1,271	$(833)	(66%)
Sales and marketing	1,034	250	784	314%
General and administrative	4,127	4,487	(360)	(8%)
Total operating expenses	$5,599	$6,008	$(409)	(7%)

Research and Development

Research and development expense decreased by $0.8 million, or 66%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to decreases in stock-based compensation and other personnel-related costs of $0.6 million and $0.2 million, respectively.

Sales and Marketing

Sales and marketing expense increased by approximately $0.8 million, or 314%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven by increases in personnel-related expenses of $0.5 million and advertising expense $0.1 million, both of which are attributable to the Wattbike acquisition, and amortization of intangibles of $0.2 million associated with Ergatta.

General and Administrative

General and administrative expense decreased by $0.4 million, or 8%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was mainly due to decreases in stock-based compensation expense of $1.1 million and vendor settlements of $0.3 million, largely offset by Wattbike and Ergatta expenses of $0.8 million and $0.1 million, respectively, in 2026 with no comparable amount for 2025.

Other Income (Expense), net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Other income (expense), net	(in thousands)
Other expense, net:	$(2,477)	$(111)	$(2,366)	2132%
Interest expense	(1,530)	(1,764)	234	(13%)
Interest income	—	158	(158)	(100%)
(Loss) gain upon extinguishment of debt and accounts payable	(1,710)	3,037	(4,747)	(156%)
Change in fair value of convertible notes	(1,350)	(573)	(777)	136%
Change in fair value of earn out	(26)	—	(26)	n/a
Change in fair value of derivatives	(327)	(1,487)	1,160	(78%)
Change in fair value of warrants	667	449	218	49%
Total other income (expense), net	$(6,753)	$(291)	$(6,462)	2221%

Other Expense, net

Other expense, net for the three months ended March 31, 2026 is mainly comprised of expense recognized under a settlement agreement in the amount of $2.2 million and the credit loss of $0.2 million recognized upon the settlement of the Sportstech loan receivable. Other expense, net for the three months ended March 31, 2025 is mainly comprised of losses on the settlement of a Loss Restoration Agreement.

Interest Expense

Interest expense decreased by $0.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease mainly attributable to the conversion of certain higher interest debt into equity, partially offset by an increase in amortization of debt discount.

Interest Income

Interest income decreased by $0.2 million for the three months ended March 31, 2026 as compared to the same period of a year ago due to the repayment of the loan receivable from Sportstech in early 2026.

(Loss) Gain on extinguishment of debt and accounts payable

The loss on extinguishment of debt and accounts payable for the three months ended March 31, 2026 was mainly the result of the conversion of Class A Incremental Notes into equity (see Note 11 to the Consolidated Financial Statements) resulting in a loss on extinguishment of $2.8 million, partially offset by gains on extinguishment of $1.1 million resulting from other indebtedness that was converted to equity. For the three months ended March 31, 2025, we recorded a gain on extinguishment of $3.0 million in connection with the conversion of debt to equity.

Change in Fair Value of Convertible Notes

We recorded losses on the change in fair value of convertible notes for the three months ended March 31, 2026 and 2025 of $1.4 million and $0.6 million due to the increase in fair value of these notes.

Change in Fair Value of Derivatives

The loss on the change in fair value of derivatives for the three months ended March 31, 2026 of $0.3 million reflects the increase in the fair value of the Company's derivative instruments, which are mainly the result of the issuance of convertible promissory notes. For the three months ended March 31, 2025, we recorded a loss of $1.5 million related to the increases in fair value of these instruments.

Change in Fair Value of Warrants

The gain on the change in fair value of warrants issued in conjunction with the issuance of convertible notes was $0.7 million and $0.4 million, respectively.

Liquidity and Capital Resources

At March 31, 2026, we had a working capital deficit of $22.4 million, mainly consisting of cash and cash equivalents of $4.7 million, accounts receivable of $2.5 million, inventory of $4.5 million and vendor deposits and other current assets of $2.3 million, more than offset by accounts payable and accrued expenses of $14.5 million, the current portion of convertible notes and loans payable of $16.3 million and other current liabilities of $5.6 million. We have incurred an accumulated deficit of $238.3 million since inception, and we had negative cash flows from operations of $2.6 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively, and $10.4 million and $14.8 million for the years ended December 31, 2025 and 2024, respectively. We also incurred operating losses of $4.0 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively, and $19.9 million and $29.2 million for the years ended December 31, 2025 and 2024, respectively. We have funded our operations for the last few years through the sale of our debt and equity securities. Our material cash requirements are primarily comprised of:

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

In order to execute our growth strategy, we have been heavily dependent on financing from lenders and capital from private and public investors (collectively “outside capital”) since our inception and we expect to remain heavily dependent on outside capital for the foreseeable future until such time that our operations reach a scale of profitability that allows us to fund our obligations with cash inflows from operations. However, management can provide no assurance that we will ever be able to generate sufficient cash inflows to reduce or eliminate our reliance on outside capital.

Our available liquidity to fund our operations over the next twelve months beyond the issuance date was limited to approximately $1.3 million of cash and cash equivalents However, based on our anticipated liquidity needs, the foregoing available liquidity will not be sufficient to meet our obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital, which may not be available on commercially acceptable terms, or at all. The Securities Purchase Agreement that we entered into on January 28, 2025 with an accredited investor allows the investor to purchase up to $20.0 million of additional senior secured convertible notes from us, and we also have an At The Market Offering Agreement in place under which we may issue additional shares of Common Stock of approximately $6.0 million, however these do not represent firm commitments for additional capital. We currently have no firm commitments in place for securing additional outside capital.

Included in our anticipated liquidity needs is approximately $18.2 million of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date, and we do not have sufficient liquidity to repay such debt if a cash settlement is required. In the event we are unable to refinance our outstanding debt, settle some or all of the debt with shares of our common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify their repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code. These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Cash Flows

Comparison of the three months ended March 31, 2026 and 2025

(in thousands)	2026	2025
Net cash used in operating activities	$(2,587)	$(3,545)
Net cash provided by (used) in investing activities	4,150	(2,191)
Net cash provided by financing activities	2,714	7,771
Effect of exchange rate on cash	(51)	34
Net Change In Cash and Cash Equivalents	$4,226	$2,069

Operating Activities

Net cash used in operating activities was $2.6 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was mainly due to favorable changes in accounts receivable and accounts payable and accrued expenses. The following table represents the components of cash used in operating activities:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(10,743)	$(6,603)
Non-cash expenses, gains and losses (a)	8,035	3,799
Changes in accounts receivable	249	(338)
Changes in inventory	(73)	391
Changes in accounts payable, accrued expenses and other current liabilities	112	(615)
Other, net	(167)	(179)
Total cash used in operations	$(2,587)	$(3,545)

(a) - includes depreciation and amortization, stock-based compensation, non-cash interest expense and gains and losses on changes in fair value of the Company's financial instruments.

Investing Activities

Net cash provided by investing activities of $4.2 million for the three months ended March 31, 2026 was mainly comprised of the repayment of the Sportstech loan receivable in the amount of $6.4 million (see Note 2 to the Consolidated Financial Statements), partially offset by $1.7 million of cash paid in the Ergatta acquisition transaction, net of cash acquired and acquisition of software and content of $0.4 million. Net cash used in investing activities of $2.2 million for the three months ended March 31, 2025 were comprised of a loan to Sportstech of $2.0 million and acquisition of software and content of $0.2 million.

Financing Activities

Net cash provided by financing activities of $2.7 million for the three months ended March 31, 2026 was primarily from the issuance of convertible notes of $1.6 million and proceeds from the issuance of common stock from an At the Market Offering of $1.5 million, partially offset by the payment of loans under a line of credit at Wattbike of $0.3 million.

Net cash provided by financing activities of $7.8 million for the three months ended March 31, 2025 was primarily from proceeds from the issuance of convertible notes in the amount of $6.2 million and At the Market Offering proceeds of $1.6 million.

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

Interest rate risk

Substantially all of our outstanding debt instruments have fixed interest rates. As a result, a hypothetical 100 basis point increase in interest rates would not result in a material impact on our cash flows, liquidity or results of operations for the three months ended March 31, 2026 and 2025.

Inflation Risk

While inflation has contributed to increased manufacturing and supplier costs, higher component prices and elevated employee compensation expenses for the three months ended March 31, 2026 and 2025, we do not believe that these inflationary pressures have had a material effect on our business, financial condition or results of operations. However, if our costs become subject to more significant or sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases or other measures. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending March 31, 2026. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of the three months ended March 31, 2026. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026, because of the material weaknesses described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management concluded that material weaknesses existed as of March 31, 2026. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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
•
Control Activities: The Company did not design and implement effective control activities and identified the following material weaknesses:
o
The lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and control over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties. This, coupled with management’s accounting software system having certain system limitations that do not allow for an effective control environment and the absence of sufficient other mitigating controls, created segregation of duties deficiencies.
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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated for the three months ended March 31, 2026, as we expect to implement new software later in 2026. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in the 2025 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 10-K. The Company is supplementing the risk factors previously disclosed in the 2025 10-K with the following risk factors.

Our acquisition of Ergatta does not provide assurance that the operations of Ergatta will be accretive to our earnings or otherwise improve our results of operations.

Acquisitions, such as our recent acquisition of Ergatta, involve the integration of previously separate businesses into a common enterprise in which it is envisioned that synergistic operations and economies of scale will result in improved financial performance. However, realization of these envisioned results is subject to numerous risks and uncertainties including but not limited to:

●	Diversion of management time and attention from daily operations;

●	Difficulties integrating the acquired business, technologies and personnel into our business;

●	Potential loss of key employees, key contractual relationships or key customers of the acquired business; and

●	Assumption of the liabilities and exposure to unforeseen liabilities of the acquired business.

Even though our acquisition of Ergatta has been consummated, there is no assurance that the acquisition will be accretive to our earnings or otherwise improve our results of operations.

If we are unable to successfully manage the integration of our acquisitions, we may not benefit from our acquisition strategy.

As part of our growth strategy, we seek to supplement internal growth with targeted acquisitions, including the recent acquisition of Ergatta. We may not be successful in integrating newly acquired companies into our day-to-day operations for a variety of possible reasons, including (a) our inability to retain the skilled managerial, technical, and sales personnel of acquired companies; (b) our inability to retain the customers of acquired companies; (c) our lack of success in integrating the services offered by acquired companies with our services to achieve a single package of service offerings; (d) our inability to establish and maintain uniform standards, controls, policies and procedures throughout our acquired companies; or (e) our inability to devote the management time required to successfully integrate acquired companies due to limited management resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2026 we issued 1,088,255 shares of Series C Preferred Stock pursuant to a settlement agreement in connection with the resolution of certain outstanding obligations.

During the three months ended March 31, 2026 we issued 332,118 shares of common stock in the settlement of debt.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, no such plans or arrangements were adopted or terminated, including by modification

Item 6. Exhibit

Exhibit No.	Description

2.1**

Agreement and Plan of Merger, by and among Interactive Strength Inc., Ergatta Acquisition Corp., Ergatta, Inc. and Tom Aulet, dated as of February 18, 2026 (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed February 23, 2026).

3.1

Certificate of Amendment to the Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed February 25, 2026).

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series D1 Convertible Preferred Stock, Series D2 Convertible Preferred Stock and Series D3 Convertible Preferred Stock of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 11, 2026).

10.1	Exchange Agreement, dated as of December 29, 2025 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 5, 2026).

10.2

Settlement Agreement, dated as of December 31, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 7, 2026).

10.3

Exchange Agreement, dated as of December 31, 2025, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed January 7, 2026).

10.4

Exchange Agreement, dated as of February 19, 2026, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 25, 2026).

10.5

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

** The schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of all omitted exhibits and schedules upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE STRENGTH INC.

Date: May 20, 2026	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: May 20, 2026	By:	/s/ Caleb Morgret
Caleb Morgret
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)