Form 10-Q
period 2026-06-30
Interactive Strength, Inc.
filed 2026-08-14
CIK 1785056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 2026, the registrant had 1,619,702 shares of common stock, $0.0001 par value per share, outstanding.

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-for-10 reverse stock split that was effective on June 26, 2025, the 1-for-10 reverse stock split that was effective on February 24, 2026 and the 1-for-7 reverse stock split that was effective on June 30, 2026.

i

Item 1. Financial Statements

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$959	$512
Accounts receivable, net	3,196	2,614
Inventories, net	4,151	3,748
Vendor deposits	1,070	377
Loan receivable	—	6,592
Prepaid expenses and other current assets	833	860
Total current assets	10,209	14,703
Property and equipment, net	625	379
Right-of-use-assets	254	317
Intangible assets, net	15,950	7,863
Long-term inventories, net	4,055	3,583
Vendor deposits long term	1,825	1,825
Goodwill	20,639	15,545
Other assets	2,961	2,628
Total assets	$56,518	$46,843
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,190	$8,981
Accrued expenses and other current liabilities	4,955	4,849
Operating lease liability, current portion	130	159
Deferred revenue	4,444	1,317
Loans payable	11,325	8,823
Derivatives	519	243
Mandatorily redeemable Series D convertible preferred stock	9,543	—
Convertible notes payable, net	10,035	6,913
Total current liabilities	49,141	31,285
Operating lease liability, net of current portion	134	171
Other long term liabilities	3,870	1,753
Warrant liabilities	29	408
Loans payable non current, net	—	1,794
Convertible notes payable non current, net	—	2,738
Total liabilities	$53,174	$38,149
Commitments and contingencies (Note 15)
Series E convertible preferred stock, par value $0.0001; 1,300,000 shares authorized, issued and outstanding as of December 31, 2025.	—	2,304
Stockholders' equity
Series A convertible preferred stock, par value $0.0001; 10,000,000 shares authorized; 4,414,745 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	1	1
Series B convertible preferred stock, par value $0.0001; 1,500,000 shares authorized; 408,775 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Series C convertible preferred stock, par value $0.0001; 5,000,000 shares authorized; 2,848,857 and 1,534,921 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	2	1
Series E convertible preferred stock, par value $0.0001; 1,300,000 shares authorized, issued and outstanding as of June 30, 2026.	2,304	—
Common stock, par value $0.0001; 900,000,000 shares authorized; 514,467 and 43,930 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	2	—
Additional paid-in capital	246,625	233,817
Treasury stock, at cost	(199)	—
Accumulated other comprehensive (loss) income	(2)	113
Accumulated deficit	(245,389)	(227,542)
Total stockholders' equity	3,344	6,390
Total liabilities, preferred stock and stockholders' equity	$56,518	$46,843

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$6,647	$1,219	$11,788	$2,576
Cost of revenue	3,432	1,413	6,964	3,073
Gross profit (loss)	3,215	(194)	4,824	(497)
Operating expenses:
Research and development	415	779	853	2,050
Sales and marketing	2,184	211	3,218	461
General and administrative	3,988	4,640	8,115	9,126
Total operating expenses	6,587	5,630	12,186	11,637
Loss from operations	(3,372)	(5,824)	(7,362)	(12,134)
Other income (expense), net:
Other expense, net	(1,544)	(927)	(4,021)	(1,038)
Interest expense	(1,450)	(4,490)	(2,980)	(6,254)
Interest income	1	229	1	387
(Loss) gain upon extinguishment of debt	(601)	1,423	(2,311)	4,459
Change in fair value of convertible notes	(278)	7,202	(1,628)	6,629
Change in fair value of earnout	(491)	—	(517)	—
Change in fair value of derivatives	491	(462)	164	(1,949)
Change in fair value of digital assets	—	125	—	125
Change in fair value of warrants	140	544	807	993
Total other (expense), net	(3,732)	3,644	(10,485)	3,352
Net loss attributable to common stockholders	$(7,104)	$(2,180)	$(17,847)	$(8,782)
Net loss per share - basic and diluted	$(17.37)	$(149.29)	$(63.93)	$(874.39)
Weighted average common stock outstanding—basic and diluted	408,871	14,602	279,176	10,044

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(7,104)	$(2,180)	$(17,847)	$(8,782)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	22	23	(115)	44
Total comprehensive loss	$(7,082)	$(2,157)	$(17,962)	$(8,738)

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	4,658,737	$1	1,500,000	$-	2,861,128	$-	2,003	$8	$209,509	$183	$(202,586)	$7,115
Series A Preferred dividends declared and paid in kind	112,334	—	—	—	—	—	—	—	225	—	(225)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	126,515	—	—	—	253	—	(253)	—
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	1,174	—	1,594	—	—	1,594
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	5,631	1	5,798	—	—	5,799
Issuance of Common stock upon conversion of preferred stock	(100,000)	—	(1,060,118)	—	(2,801,250)	—	2,555	—	—	—	—	—
Issuance of Series C Preferred stock upon settlement of loss restoration agreement	—	—	—	—	1,684,817	1	—	—	3,127	—	—	3,128
Gain on extinguishment of related party promissory notes	—	—	—	—	—	—	—	—	—	—	279	279
Stock-based compensation	—	—	—	—	—	—	—	—	2,423	—	—	2,423
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	—	—	—	(6,603)	(6,603)
Balance at March 31, 2025	4,671,071	1	439,882	-	1,871,210	1	11,362	9	222,929	204	(209,388)	13,756
Series A Preferred dividends declared and paid in kind	128,796	—	—	—	—	—	—	—	258	—	(258)	—
Series C Preferred dividends declared and paid in kind	—	—	—	—	68,311	—	—	—	137	—	(137)	—
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	8,127	1	4,224	—	—	4,225
Issuance of Common stock upon conversion of preferred stock	—	—	(31,107)	—	(729,366)	—	641	—	—	—	—	—
Reverse stock split settlement of fractional shares	—	—	—	—	—	—	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	450	-	-	450
Foreign currency translation gain	—	—	—	—	—	—	—	—	-	23	-	23
Net loss	—	—	—	—	—	—	—	—	-	-	(2,180)	(2,180)
Balance at June 30, 2025	4,799,867	$1	408,775	$-	1,210,155	$1	20,129	$10	$227,998	$227	$(211,963)	$16,274

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock Series E		Convertible Preferred Stock Series E		Convertible Preferred Stock Series A		Convertible Preferred Stock Series B		Convertible Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,300,000	$2,304	—	$-	4,414,745	$1	408,775	$-	1,534,921	$1	43,930	$-	$233,817	$113	$(227,542)	$-	$6,390
Issuance of Common stock from At the Market offering	—	—	—	—	—	—	—	—	—	—	41,428	—	1,463	—	—	—	1,463
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	—	—	161,059	1	5,867	—	—	—	5,868
Issuance of Series C Preferred stock under settlement agreement	—	—	—	—	—	—	—	—	1,088,255	1	—	—	1,750	—	—	—	1,751
Reverse stock split retirement of fractional shares	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—	—
Issuance of Common stock upon settlement of debt	—	—	—	—	—	—	—	—	—	—	47,445	1	831	—	—	—	832
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	248	—	—	—	248
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,743)	—	(10,743)
Balance at March 31, 2026	1,300,000	2,304	-	-	4,414,745	1	408,775	-	2,623,176	2	293,858	2	243,976	(24)	(238,285)	-	5,672
Issuance of Common stock upon conversion of convertible notes	—	—	—	—	—	—	—	—	—	—	246,951	—	1,939	—	—	—	1,939
Issuance of Series C Preferred stock under settlement agreement	—	—	—	—	—	—	—	—	225,681	—	—	—	408	—	—	—	408
Reclassification of preferred stock into permanent equity	(1,300,000)	$(2,304)	1,300,000	2,304	—	—	—	—	—	—	—	—	—	—	—	—	2,304
Repurchase and retirement of common stock	—	—	—	—	—	—	—	—	—	—	(34,882)	—	—	—	—	(199)	(199)
Issuance of Common stock upon settlement of debt	—	—	—	—	—	—	—	—	—	—	8,540	—	79	—	—	—	79
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	223	—	—	—	223
Foreign currency translation gain	—	—	—	—										22			22
Net loss	—	—	—	—											(7,104)		(7,104)
Balance at June 30, 2026	—	$-	1,300,000	$2,304	4,414,745	$1	408,775	$-	2,848,857	$2	514,467	$2	246,625	$(2)	$(245,389)	$(199)	$3,344

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(17,847)	$(8,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency	6	(16)
Depreciation	84	51
Amortization	2,288	1,671
Non-cash lease expense	63	155
Inventory step up amortization	2	179
Stock-based compensation	1,220	4,892
Loss on disposal of assets	1	—
Loss (gain) on extinguishment of debt	2,311	(4,459)
Loss on settlement of accounts payable	—	551
Change in fair value of preferred stock	1,118	—
Non-cash interest income	—	(387)
Interest paid in kind and non-cash interest expense	1,184	3,663
Amortization of debt discount	1,778	2,503
Credit loss on loan receivable	242	—
Change in fair value of convertible notes	1,628	(6,629)
Change in fair value of digital assets	—	(125)
Non-cash charge from settlement agreement	2,628	—
Change in fair value of earnout	517	—
Change in fair value of derivatives	(164)	1,949
Change in fair value of warrants	(807)	(993)
Changes in operating assets and liabilities
Accounts receivable	(437)	(335)
Inventories	(214)	763
Prepaid expenses and other current assets	365	47
Vendor deposits	47	(37)
Other assets	(9)	—
Accounts payable	(1,007)	(310)
Accrued expenses and other current liabilities	(361)	87
Deferred revenue	(206)	(15)
Operating lease liabilities	(66)	(166)
Net cash used in operating activities	(5,636)	(5,743)
Cash Flows From Investing Activities:
Repayment from (advances to) Sportstech	6,350	(4,325)
Purchase of property and equipment	(334)	—
Proceeds from the sale of property and equipment	9	—
Acquisition of internal use software	(29)	—
Loan to Wattbike	—	(1,200)
Acquisition of digital assets	—	(45,000)
Acquisition of business, cash paid, net of cash acquired	(1,711)	—
Acquisition of software and content	(876)	(442)
Net cash provided by (used) in investing activities	3,409	(50,967)
Cash Flows From Financing Activities:
Payments of loans	(484)	—
Proceeds from loans	282	1,800
Repurchases of common stock	(199)	—
Payments of offering costs	—	(225)
Proceeds from issuance of convertible notes, net of issuance costs	1,595	56,135
Proceeds from issuance of common stock from At the Market Offering, net of issuance costs	1,508	1,594
Net cash provided by financing activities	2,702	59,304
Effect of exchange rate on cash	(28)	100
Net Change In Cash and Cash Equivalents	447	2,694
Cash at beginning of the period	512	138
Cash at end of period	$959	$2,832

The accompanying notes are an integral part of these consolidated financial statements.

INTERACTIVE STRENGTH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description and Organization

Interactive Strength Inc. (the "Company") is an acquisition-focused company seeking to accelerate growth via acquisitions and deploy capital into sectors that are considered undervalued due to temporary factors, operational or misunderstood industry trends. The Company's current portfolio consists of four leading brands serving the commercial and at-home markets with specialty fitness equipment, game-based fitness content and virtual training: Wattbike, Ergatta, CLMBR and FORME. Wattbike, acquired on July 1, 2025, offers a range of high-performance indoor bikes and has built a reputation as the training tool trusted by the world's top athletes, teams and military programs. Ergatta, acquired on March 11, 2026 is a game-based connected fitness company with industry leading retention rates. CLMBR manufactures vertical climbing equipment and provides a unique digital and on-demand training platform. FORME is a hardware manufacturer and digital fitness service provider that combines award-winning smart gyms with live 1:1 personal training (from real humans) to deliver an immersive experience. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. Wattbike, Ergatta, CLMBR and FORME offer unique fitness solutions for both the commercial and at-home markets.

Reverse Stock Splits

On June 29, 2026, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, $0.0001 par value per share (the "Common Stock"), at a rate of 1-for-7 (the “June 2026 Reverse Stock Split”), effective on June 30, 2026. As a result of the June 2026 Reverse Stock Split, every seven pre-split shares of Common Stock were combined into one share of Common Stock, resulting in a reduction in the number of shares of the Company's outstanding Common Stock from 3,601,274 shares to 514,467 shares.

On February 23, 2026, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Common Stock at a rate of 1-for-10 (the “February 2026 Reverse Stock Split”), effective on February 24, 2026. As a result of the February 2026 Reverse Stock Split, every ten pre-split shares of Common Stock were combined into one share of Common Stock, resulting in a reduction in the number of shares of the Company's outstanding Common Stock from 17,984,137 shares to 1,798,406 shares.

On June 26, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Common Stock at a rate of 1-for-10 (the “June 2025 Reverse Stock Split”), effective on June 26, 2025. The June 2025 Reverse Stock Split decreased the number of shares of Common Stock issued and outstanding from 14,091,197 shares to 1,409,047 shares.

The June 2026 Reverse Stock Split, the February 2026 Reverse Stock Split and the June 2025 Reverse Stock Split (collectively, the "Reverse Stock Splits") all resulted in each holder of Common Stock owning fewer shares of Common Stock. However, the Reverse Stock Splits affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company. Therefore, voting rights and other rights and preferences of the holders of Common Stock were not affected by the Reverse Stock Splits. Common stock issued pursuant to the Reverse Stock Splits remains fully paid and nonassessable, without any change in the par value per share. Pursuant to the Charter Amendment, no fractional shares were issued in connection with the Reverse Stock Splits. Stockholders who otherwise would be entitled to receive fractional shares received cash for each fraction of a share held. Proportionate adjustments were made to the number of shares of Common Stock underlying the Company's outstanding equity awards and warrants, and the number of shares issuable under the Company's equity incentive plans, convertible notes and other existing agreements, as well as their corresponding exercise or conversion price, as applicable. There was no change to the number of authorized shares or the par value per share of the Company's common stock.

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the following adverse conditions and events present at the Company in accordance with ASU 205-40:

•
The Company has incurred significant operating losses and used net cash flows in its operations since its inception. In this regard, the Company incurred a net operating loss of $7.4 million and used net cash in its operations of $5.6 million during the six months ended June 30, 2026, and had an accumulated deficit of $245.4 million as of June 30, 2026.
•
In order to execute its growth strategy, the Company has been heavily dependent on financing from lenders and capital from private and public investors (collectively “outside capital”) since its inception and expects to remain heavily dependent on outside capital for the foreseeable future until such time that the Company’s operations reach a scale of profitability that allows it to fund its obligations primarily with cash inflows from operations. However, management can provide no assurance the Company will ever be able to generate sufficient cash inflows to reduce or eliminate its reliance on outside capital.
•
The Company’s available liquidity to fund its operations over the next twelve months beyond the issuance date was limited to approximately $1.7 million of cash and cash equivalents. However, based on the Company’s anticipated liquidity needs, the foregoing available liquidity will not be sufficient to fund the Company’s obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital.
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
•
Included in the Company’s anticipated liquidity needs is a substantial amount of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date. As disclosed in Notes 11 and 24, the Company had total outstanding debt, including convertible notes, of approximately $23.1 million as of the issuance date, all of which is scheduled to mature over the next twelve months beyond the issuance date. The Company does not have sufficient liquidity to repay this indebtedness if cash settlement is required. In the event the Company is unable to refinance its outstanding debt, settle some or all of its debt with shares of the Company’s common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from its lenders to defer or modify their repayment terms, management will be required to seek other alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Any reference in these notes to applicable guidance is meant to refer to U.S GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (the "FASB").

The accompanying unaudited condensed consolidated financial statements and related note disclosures include the accounts of Interactive Strength Inc. and its subsidiaries in which the Company has a controlling financial interest, and should be read in conjunction with the annual audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026. The accompanying consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of and for the year ended December 31, 2025. These condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X, and therefore omit or condense certain footnotes and other information normally included in complete consolidated financial statements prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2026, its results of operations, comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. In addition, certain prior year balances have been reclassified to conform to the current presentation. Specifically, Proceeds from exercise of incremental warrants and issuance of convertible notes, net of issuance costs for the six months ended June 30, 2025 in the amount of $3.5 million has been reclassified to Proceeds from issuance of convertible notes, net of issuance costs, in the accompanying condensed consolidated statement of cash flows.

The results for interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to the realizability of inventory, fair value measurements, useful lives of long lived assets, commitments and contingencies, product warranties, stock-based compensation expense, warrant liabilities, accrual of acquisition earn-outs, valuation of deferred taxes, valuation of derivatives, fair value of goodwill and other intangible assets and fair value of preferred stock in connection with acquisitions and settlements of debt. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has one operating segment, the development and sale of its at-home fitness technology platform. The Company’s CODM is its chief executive officer, who manages the Company’s operations on a consolidated basis for the purpose of allocating resources. As the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements (See Note 3). The Company currently operates in the United States, the United Kingdom, and Taiwan. As of June 30, 2026 and December 31, 2025, substantially all of the Company's long-lived assets were held in the United States.

Significant Accounting Policies

During the six months ended June 30, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, except as described below.

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

Accounting Pronouncements Not Yet Adopted

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270) - Narrow-Scope Improvements." The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures required by U.S. GAAP and also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, and for interim reporting periods within annual reporting periods beginning after December 15, 2028 for entities other than public business entities. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, as amended by ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The amendments in ASU 2024-03 address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

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

3. Segment Reporting

The Company is organized into one operating and one reportable segment that engages in the development and sales of specialty fitness equipment, game-based fitness content and virtual training and is managed on a consolidated basis. The CODM regularly reviews financial information at the operating segment level to allocate resources and to assess performance. The CODM evaluates segment profit (loss) based on net loss, which is reported in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM uses net loss to allocate resources, including property and equipment and financial or capital resources, and to assess performance by monitoring budget-to-actual and year-over-year variances.

The following table presents revenue and significant segment expenses that are included within net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total Revenues	$6,647	$1,219	$11,788	$2,576
Less:
Cost of fitness product revenue (excluding depreciation and amortization)	2,812	559	5,709	1,318
Cost of membership (excluding depreciation and amortization)	164	(1)	201	1
Cost of training	104	297	228	617
Research and development (excluding stock based compensation)	360	406	744	978
General and administrative (excluding stock based compensation, depreciation and amortization)	2,696	1,615	5,510	3,653
Interest expense	1,450	4,490	2,980	6,254
Interest income	(1)	(229)	(1)	(387)
Change in fair value of earnout	491	—	517
(Gain) loss upon extinguishment of debt and accounts payable	601	(1,423)	2,311	(4,459)
Change in fair value of convertible notes	278	(7,202)	1,628	(6,629)
Change in fair value of derivatives	(491)	462	(164)	1,949
Change in fair value of warrants	(140)	(544)	(807)	(993)
Change in fair value of digital assets	—	(125)	—	(125)
Depreciation and amortization expense	1,520	891	2,374	1,901
Stock-based compensation expense	826	2,804	1,220	4,893
Transaction related expenses (1)	444	434	1,234	733
Vendor Settlements	—	(42)	115	417
Other segment items (2)	2,637	1,007	5,836	1,237
Net loss	$(7,104)	$(2,180)	$(17,847)	$(8,782)

Reconciliation of net loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(7,104)	$(2,180)	$(17,847)	$(8,782)

(1) Transaction costs related to acquisition of Ergatta, Wattbike and Sportstech.

(2) Other segment items included in consolidated net loss includes sales and marketing (excluding stock based compensation, depreciation and amortization) and other expense, net.

The following tables present a summary of revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$3,393	$1,219	$4,608	$2,576
Europe	2,587	-	5,716	-
Asia	494	-	855	-
Other	173	-	609	-
Total Revenue	$6,647	$1,219	$11,788	$2,576

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

Standard Product Warranty

The Company provides a one-year standard product warranty for its Connected Fitness Products and related accessories, which covers the touchscreen, frame and all incorporated elements and related accessories from the date of original delivery. The Company has the obligation, at its option, to either repair or replace the defective product within the warranty period. At the time revenue is recognized, an estimate of future warranty costs are recorded as a component of cost of revenue. Factors that affect the warranty obligation include historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies and business practices.

The Company also offers the option for customers in some markets to purchase a third-party extended warranty and service contract that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with the Connected Fitness Product for an additional period of 24 to 48 months. For third-party extended warranty service sold along with the Company’s Connected Fitness Products, the Company does not obtain control of the warranty before transferring it to the customers. Therefore, the Company accounts for revenue related to the fees paid to the third-party extended warranty provider on a net basis, by recognizing revenue on the net commission it retains.

The Company sells connected fitness equipment and digital fitness services across Business to Business ("B2B") and Business to Customer ("B2C") channels in the United States, Europe and Asia. The following table summarizes the components of the Company's revenues for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Fitness Product Revenue	$4,379	$937	$8,832	$1,988
Membership Revenue	2,076	164	2,681	340
Training and other revenue	192	118	275	248
Total Revenue	$6,647	$1,219	$11,788	$2,576

5. Inventories, net

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Finished products	$3,716	$3,748
Finished products - Long Term	3,478	3,007
Manufactured components and accessories	436	—
Raw materials - Long Term	576	576
Total inventories, net	$8,206	$7,331

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

6. Property and Equipment, net

Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Pre-production tooling	$3,429	$3,325
Machinery and equipment	1,149	967
Leasehold improvements	197	198
Furniture and fixtures	30	23
Exercise equipment	81	60
Total	4,886	4,573
Less: Accumulated depreciation	(4,261)	(4,194)
Total property and equipment, net	$625	$379

Depreciation expense amounted to approximately $47,000 and $14,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $0.1 million for the six months ended June 30, 2026 and 2025.

7. Goodwill, Intangible Assets, net and Digital Assets

Goodwill

Goodwill and intangible assets of $5.1 million and $9.8 million, respectively, were acquired in the Ergatta Acquisition and were recorded at fair value on the acquisition date. As of June 30, 2026, there was no goodwill impairment. Refer to Note 23. Acquisitions for more information.

Changes in goodwill for the six months ended June 30, 2026 are as follows:

(in thousands)	Goodwill
Balance as of December 31, 2025	$15,545
Goodwill acquired	5,145
Foreign currency translation adjustments	(51)
Balance as of June 30, 2026	$20,639

Intangible Assets, Net

Identifiable intangible assets, net consists of the following:

	As of June 30,			As of December 31,
	2026			2025
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Internal-use software	$6,441	$(6,269)	$172	$6,415	$(6,171)	$244
Developed technology	4,987	(891)	4,095	2,610	(535)	2,075
Customer related	12,050	(2,071)	9,979	5,479	(944)	4,535
Trademark and trade name	1,996	(291)	1,704	1,203	(194)	1,009
Total identifiable intangible assets	$25,474	$(9,523)	$15,950	$15,707	$(7,844)	$7,863

Amortization expense amounted to $1.2 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, there was no intangible asset impairment.

As of June 30, 2026, estimated annual amortization expense for the remainder of 2026 and each of the next five fiscal years is as follows:

Fiscal Years Ending December 31,
(in thousands)
2026 (remaining)	2,340
2027	4,558
2028	2,406
2029	1,715
2030	1,689
2031	1,158
Total	$13,866

Digital Assets

During the three and six months ended June 30, 2025, the Company paid approximately $45.0 million in cash in return for approximately 29.6 million FET tokens and 25.0 million Tether stablecoins. As of June 30, 2025, the Company's holdings in digital assets consisted exclusively of FET and Tether. All digital asset investments were liquidated in the fourth quarter of 2025. The Company recognizes changes in the fair value of its digital assets as gains or losses in change in fair value of digital assets on the Company's condensed consolidated statements of operations during the period in which they occur. The details of the activity related to the Company’s digital assets as of June 30, 2025 are as follows:

(in thousands)	Tether Units	Tether Fair Value	FET Units	FET Fair Value	Total Units	Total Fair Value
Digital assets at December 31, 2024	—	$—	—	$—	—	$—
Additions	25,000	25,000	29,609	20,000	54,609	45,000
Change in fair value of digital assets	—	—	—	125	—	125
Digital assets at June 30, 2025	25,000	$25,000	29,609	$20,125	54,609	$45,125

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Security deposit	20	50
Prepaid licenses	178	151
Research and development tax credit	194	254
Other receivables	20	20
Insurance	106	86
Other prepaid	315	299
Total prepaid expenses and other current assets	$833	$860

9. Other Assets, net

Other assets, net consisted of the following:

	As of June 30,			As of December 31,
	2026			2025
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Capitalized content costs	$6,824	$(6,408)	$416	$6,789	$(6,346)	$443
Capitalized software	8,764	(6,239)	2,525	7,886	(5,701)	2,185
Security deposits	20	-	20	-	-	-
Total other assets	$15,608	$(12,647)	$2,961	$14,675	$(12,047)	$2,628

Amortization expense amounted to $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Accrued bonus	$110	$73
Accrued payroll	83	151
Accrued PTO	106	60
Accrued legal settlements	2,054	2,066
Accrued royalties	251	251
Accrued professional fees	704	451
Customer deposits	15	12
Vendor settlements	300	300
Accrued state and local taxes	160	—
Accrued VAT	353	488
Other accrued expenses and current liabilities	819	997
Total accrued expenses and other current liabilities	$4,955	$4,849

Accrued legal settlement of $2.1 million represents the payments due following settlement of a lawsuit which was an assumed liability as part of a 2024 acquisition transaction and is further discussed in Note 15. Commitments and Contingencies.

11. Debt

At June 30, 2026 and December 31, 2025, debt consisted of the following:

	June 30,	December 31,
Convertible Notes (in thousands)	2026	2025
Secured convertible notes	$5,271	$7,432
Discount on secured convertible notes	(1,087)	(3,979)
June 2025 convertible preferred note	842	788
Discount on June 2025 convertible preferred note	(34)	(52)
Remainder notes recorded at fair value	4,817	4,314
Related party convertible notes	225	215
Other convertible notes recorded at fair value	-	933
Total convertible notes payable	10,035	9,651
Less: current portion	(10,035)	(6,913)
Convertible notes payable - long-term	—	$2,738

Loans Payable (in thousands)
Promissory notes - related parties	1,905	2,190
Term loan, net of discount	1,717	2,674
Working capital facility	1,658	1,684
Other notes payable	6,247	4,462
Discount on other notes payable	(202)	(393)
Total loans payable	11,325	10,617
Less: current portion	(11,325)	(8,823)
Loans payable - long-term	—	$1,794

Secured Convertible Notes

On January 28, 2025, the Company entered into a Securities Purchase Agreement (the "January 2025 SPA") with an accredited investor (the "Investor"). Pursuant to the January 2025 SPA, the Company sold and the Investor purchased, (a) a senior secured convertible note (the "January 2025 Convertible Note") in the amount of $3.3 million and warrants to purchase 963 shares of the Company's common stock, (b) Class A Incremental Warrants to purchase up to $13.0 million in senior secured convertible notes ("Class A Incremental Notes), and (c) Class B Incremental Warrants to purchase up to $20.0 million in senior secured convertible notes ("Class B Incremental Notes").

The January 2025 Convertible Note and the Class A Incremental Notes carry a 10.0% original issue discount and accrue interest at a rate of 12.0% per annum, subject to adjustment from time to time as set forth in the respective notes. The January 2025 Convertible Note was convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the January 2025 Convertible Notes to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the January 2025 Convertible Notes, (iii) the Make-Whole Amount, (iv) accrued and unpaid Late Charges with respect to such principal amount of the Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the Transaction Documents, if any, divided by (y) an initial conversion price of $2,193.10 per share, subject to adjustment as provided in the January 2025 Convertible Notes agreement.

During the six months ended June 30, 2026, the Company issued additional Class A Incremental Notes with substantially the same terms as the January 2025 Convertible Note as follows:

•
On January 6, 2026, a Class A Incremental Note in the principal amount of $1.2 million, an initial conversion price of $71.778 per share, a maturity date of January 6, 2027 and warrants to purchase 8,834 shares of Common Stock with an initial exercise price of $110.32 per share.
•
On February 5, 2026, a Class A Incremental Note in the principal amount of $0.6 million, with an initial conversion price of $31.58 per share, a maturity date of February 5, 2027 and warrants to purchase 9,730 shares of Common Stock at an initial exercise price of $48.52 per share.
•
On February 9, 2026, a Class A Incremental Note in the principal amount of $0.1 million, with an initial conversion price of $31.58 per share, a maturity date of February 9, 2027 and warrants to purchase 2,287 shares of Common Stock at an initial exercise price of $48.52 per share.

In connection with the Ergatta Acquisition, the Investor agreed to subordinate its security interest in the Company's assets to that of the holders of the Ergatta Note, as defined below. During the six months ended June 30, 2026, the Investor converted previously issued

Class A Incremental Notes with an aggregate principal balance, including accrued interest, in the amount of $4.4 million into 376,897 shares of common stock, and the Company recorded a loss on extinguishment of debt of $3.7 million. In connection with the convertibility features contained in and warrants issued in connection with the issuance of the Class A Incremental Notes, the Company recognized aggregate derivative liabilities in the amount of $0.4 million and aggregate warrant liabilities in the amount of $0.4 million.

During the six months ended June 30, 2025 the Company issued an additional Class A Incremental Note in the principal amount of $4.0 million and between June 30, 2025 and December 31, 2025 the Company issued additional Class A Incremental Notes with an aggregate principal amount of $3.2 million. During the six months ended June 30, 2025, the Investor converted a total of $5.6 million owed pursuant to the January 2025 Convertible Note and the Class A Incremental Notes into a total of 9,307 shares of Common Stock and the Company recorded a gain on extinguishment of debt of $2.1 million.

Interest recognized on the Secured Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Contractual interest expense	$168	$1,937	$391	$2,664
Amortization of debt issuance costs	767	2,071	1,639	2,398
Total	$935	$4,008	$2,030	$5,062

June 2025 Convertible Preferred Note

On June 4, 2025, the Company issued a convertible promissory note in the principal amount of $0.7 million with an original issue discount of 10.0% to an accredited investor (the “June 2025 Convertible Preferred Note”). The June 2025 Convertible Preferred Note has a maturity date of June 4, 2027 and accrues interest at a rate of 15.0% per annum.

The carrying value of the June 2025 Convertible Preferred Note as of June 30, 2026 and December 31, 2025 was $0.8 million. Interest expense recognized on the June 2025 Convertible Preferred Note was approximately $0.1 million for the three and six months ended June 30, 2026 and 2025.

Remainder Notes

In connection with the sale of the Company's FET and other collateral tokens in October and December of 2025, the Company issued the Remainder Notes to ATW Partners and DWF Labs in the principal amount of $3.0 million and $4.5 million, respectively. The Remainder Notes issued to ATW and DWF have maturity dates of one year beyond their date of issuance and accrue interest at a rate of 12% per annum and are convertible into shares of Common Stock at initial conversion prices of $247.80 and $177.10 per share, respectively, subject to adjustment as provided under the terms of the notes. The Company elected the fair value option for the Remainder Notes, and the aggregate fair value for these notes as of June 30, 2026 and December 31, 2025 was $4.8 million and $4.3 million, respectively. As a result, the Company recognized a loss on the change in fair value of these notes for the three and six months ended June 30, 2026 in the amount of $0.3 million and $0.5 million, respectively.

Related Party Convertible Notes

On February 18, 2020, the Company entered into a $0.1 million note with interest at the rate of 12.0% per annum and a maturity date of February 18, 2021. The note was amended in January 2024 to include a conversion provision whereby at any time while outstanding the lender has the right to convert any outstanding and unpaid principal and accrued interest of the note into shares of the Company's Series A Preferred Stock at a conversion price of $38.50 per share. The total outstanding balance, including accrued interest, at June 30, 2026 and December 31, 2025 was $0.2 million.

Other Convertible Notes

On February 1, 2024, the Company entered into a Senior Secured Convertible Promissory Note (the "February 2024 Convertible Note") with Treadway Holdings LLC ("Treadway"), a lender, in the aggregate principal amount of $6.0 million, which is convertible into shares of Common Stock. The Note accrues interest at a rate of 2.0% per month.

The original maturity date of the February 2024 Convertible Note was December 15, 2024. The February 2024 Convertible Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to the quotient resulting by dividing the outstanding principal balance of the February 2024 Convertible Note to be converted by an initial conversion price of $5.6 million per share. In November 2024, the Company and Treadway entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”) that amended and restated the February 2024 Convertible Note in its entirety. The Amended and Restated Note had a principal amount of $4.0 million. Pursuant to the Amended and Restated Note, the conversion price of the February 2024 Convertible Note was changed to $3,353.00 per share (the Common Stock’s Nasdaq Official Closing Price (as reflected on Nasdaq.com) on November 11, 2024. The Company elected the fair value option for the February 2024

Convertible Notes under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period.

On December 13, 2024, the Company and Treadway entered into a Letter Agreement (the “Letter Agreement”) that, among other things, extended the Maturity Date to January 14, 2025. On January 14, 2025, Treadway sold the Amended and Restated Note to Woodway USA, Inc. (“Woodway”), a customer of the Company. On March 3, 2025, Woodway sold the Amended and Restated Note to TR Opportunities II LLC (the “Current Holder”). On April 18, 2025, the Company and the Current Holder entered into a Letter Agreement to lower the conversion price to $770.00 (a premium to the closing price of the Common Stock on April 17, 2025). On August 8, 2025, the Company and the Current Holder entered into a Letter Agreement to lower the conversion price to $385.00 (a premium to the closing price of the Common Stock on August 7, 2025). On September 26, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Current Holder, pursuant to which the Current Holder and the Company exchanged the February 2024 Convertible Note for a Class B Incremental Note in an aggregate principal amount of $2.2 million (the “September 2025 Exchange Note”).

The September 2025 Exchange Note accrued interest at a rate of 12% per annum, subject to adjustment from time to time as set forth in the September Exchange Note. The maturity date of the September Exchange Note was January 30, 2026. On November 24, 2025, the Company and the Current Holder amended the September 2025 Exchange Note to extend the maturity date to September 26, 2027.

The September 2025 Exchange Note was convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) 110% of the sum of (i) the portion of the principal amount of the September 2025 Exchange Note to be converted or redeemed, (ii) accrued and unpaid Interest with respect to such principal amount of the September Exchange Note, (iii) the Make-Whole Amount (as defined in the September 2025 Exchange Note), (iv) accrued and unpaid Late Charges (as defined in the September Exchange Note) with respect to such principal amount of the September Exchange Note, Make-Whole Amount and Interest, and (v) any other unpaid amounts pursuant to the transaction documents, if any (the “Conversion Amount”), divided by (y) the conversion price of $385.00, subject to adjustment as provided in the September Exchange Note.

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

The fair value of this note was $0.9 million as of December 31, 2025. In January of 2026, the note was converted into 31,113 shares of common stock, and the Company recognized a loss on change in fair value of this note of $1.1 million for the six months ended June 30, 2026.

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

Pursuant to the Purchase Agreement, the Company used approximately $47.3 million of the proceeds from the notes, less a 10% original issue discount to purchase FET digital assets as described in Note 7. The remaining proceeds of $2.0 million was used to pay transaction expenses and for working capital.

On June 13, 2025, the Company sold senior secured convertible notes (the “June 2025 Convertible Exchangeable Notes”) in the aggregate principal amount of $55.6 million, which was both (a) convertible into shares of the Company’s Common Stock and (b) exchangeable into the utility tokens and key medium of exchange on the Fetch.ai network (“FET”). The June 2025 Convertible Exchangeable Notes were issued at an original issue discount of 10.0%, accrued interest at a rate of 12% per annum and had an original maturity date of December 13, 2026.

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

The June 2025 Convertible Exchangeable Notes were secured by the Company's FET and other collateral tokens discussed in Note 7. In the fourth quarter of 2025, these digital assets were liquidated and the proceeds from the sale of those assets, as well as the issuance of the Reminder Notes, satisfied the obligations under the June 2025 Convertible Exchangeable Notes in full.

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

On November 7, 2025, the Company's former legal counsel sold 50% of this note, including accrued interest, to Woodway, an unrelated party (the "New Woodway Note"). On December 29, 2025, the Company's former legal counsel sold the remaining 50% of this note in the amount of $2.2 million, including accrued interest, to two related parties of the Company, and this amount was outstanding as of December 31, 2025. In February of 2026, one of these related parties transferred their note to two other related parties in equal amounts of $0.6 million. On February 26, 2026, these two related parties each exchanged $0.2 million of principal for 6,285 shares of common stock, for a total of exchange of $0.4 million of principal for 12,570 shares of common stock, and the Company recognized an aggregate gain on extinguishment of debt in the amount of $0.2 million.

Term Loan

On February 1, 2024, the Company entered into a Credit Agreement (the "Term Loan") with Vertical Investors LLC, (“Vertical”) pursuant to which the Company agreed to borrow from Vertical a term loan in the aggregate principal amount of approximately $8.0 million. The term loan bears interest at Daily Simple Secured Overnight Financing Rate ("SOFR-Based Rate"), and the Company has a guarantee fee of $2.3 million due on the maturity date. The guarantee fee was treated as a debt discount and accreted through interest expense through the revised maturity date of December 31, 2025. On March 29, 2024, the Company issued 1,500,000 shares of the Company’s Series A Convertible Preferred Stock to Vertical in exchange for reduction of outstanding debt of $3.0 million.

On April 24, 2024, (the “Effective Date”) the Company entered into a Loan Modification Agreement (the “Modification Agreement”) with Vertical reducing the outstanding debt by $3.0 million and extending the maturity date to December 31, 2024, which was subsequently extended to December 31, 2025. As of the Effective Date, the outstanding principal amount of the Loan was approximately $5.0 million. During the six months ended June 30, 2026, $1.1 million of principal and accrued interest was converted into 30,844 shares of common stock.

The carrying value of the Term Loan is as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Principal and interest	$-	$326
Guarantee fees	1,717	2,348
Aggregate carrying value	$1,717	$2,674

Working Capital Facility

In connection with the acquisition of Wattbike, the Company assumed the obligations under a working capital facility for a total of $2.1 million in principal and accrued interest as of the date of acquisition. The interest rate under the facility is 1,100 basis points above the Bank of England Base Rate. On July 1, 2025, the Company extended the facility to June 30, 2026, and the total commitment under the facility was reduced to $2.7 million. For the three and six months ended June 30, 2026, the Company incurred interest and fees totaling $0.1 million and $0.2 million, respectively, all of which were paid-in-kind. The outstanding balance on this facility as of June 30, 2026 and December 31, 2025 was $1.7 million, and the facility has since been extended to August 31, 2026.

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

As previously discussed, on November 7, 2025, Woodway purchased the New Woodway Note from the Company's former legal counsel in the principal amount of $2.1 million. The New Woodway Note accrues interest at a rate of 12% per annum and has a maturity date of November 6, 2026. The outstanding balance on the New Woodway Note, including accrued interest, as of June 30, 2026 and December 31, 2025 was $2.1 million and $2.0 million, respectively.

On May 21, 2025, the Company issued an unsecured promissory note in the principal amount of $2.0 million to Woodway (the "May 2025 Woodway Note"). On February 27, 2026, Woodway exchanged $0.4 million of principal on this note for 12,571 shares of Common Stock, and the Company recorded a gain on the extinguishment of debt in the amount of $0.2 million. The carrying value of the May 2025 Woodway Note as of June 30, 2026 and December 31, 2025 was $1.7 million and $1.8 million, respectively.

On May 1, 2025, the Company entered into an agreement to settle outstanding liabilities with a third-party by issuing to the third-party an unsecured promissory note in the principal amount of $0.5 million which has a maturity date of June 30, 2027 and accrues interest at a rate of 5% per annum. The total outstanding principal balance including accrued interest as of June 30, 2026 and December 31, 2025 was $0.3 million.

Scheduled maturities on the Company's outstanding indebtedness as of June 30, 2026 is as follows:

Fiscal Years Ending December 31,
(in thousands)	Convertible Notes	Loans Payable
2026 (remaining)	$7,895	$6,940
2027	2,140	4,385
Total	$10,035	$11,325

12. Warrants

The following is a schedule of changes in warrants issued and outstanding from December 31, 2025 to June 30, 2026:

	Outstanding as of				Outstanding as of
	December 31, 2025	Issued	Exercised	Canceled	June 30, 2026
Registered Direct Offering Warrants	2	—	—	—	2
Best Efforts Offering A-1 Warrants	41	—	—	—	41
Best Efforts Offering A-2 Warrants	41	—	—	—	41
Best Efforts Placement Agent Warrants	3	—	—	—	3
January 2025 Warrants	700	—	—	—	700
Woodway May 2025 Warrants	571	—	—	—	571
Class A Incremental Notes Warrants	16,152	20,851	—	—	37,003
Total Common Stock Purchase Warrants	17,510	20,851	—	—	38,360

The warrants are classified as a long-term liability within the condensed consolidated balance sheets and are carried at fair value, with changes in fair value recorded in earnings.

Class A Incremental Notes Warrants

In connection with the January 28, 2025 SPA (see Note 11), the Company issued warrants to purchase an aggregate of 20,851 shares of Common Stock during the six months ended June 30, 2026 with initial exercise prices ranging from $48.52 per share to $110.32 per share. The warrants are exercisable for seven years after the issuance date and are subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock.

January 2025 and March 2025 Warrants

On January 28, 2025, the Company issued warrants to purchase 963 shares of common stock with an initial exercise price of $7,403.99 per share. The warrants may be exercised during the period commencing January 28, 2025 and ending January 28, 2032. The warrant exercise price is subject to customary adjustments for stock dividends, stock splits, issuances of additional shares of common stock. On

July 7, 2025, the Company entered into an inducement offer letter agreement and agreed to exercise part of the January 2025 Warrants of 263 shares at an exercise price of $379.40 per share.

On March 11, 2025, pursuant to the January 2025 SPA, the Company issued warrants to purchase 1,185 shares of Common Stock with an exercise price of $214.20 per share, which expire on March 11, 2032.

13. Fair Value Measurements

The Company’s financial instruments consist of derivatives, convertible notes held at fair value, and warrants. Liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)			(in thousands)
Liabilities
Derivatives	$—	$—	$519	$—	$—	$243
Series D convertible preferred stock	—	—	9,543	—	—	—
Contingent consideration	—	—	2,104	—	—	—
Convertible notes	—	—	4,817	—	—	5,247
Warrants	—	—	29	—	—	408
Total	$—	$—	$17,012	$—	$—	$5,898

During the six months ended June 30, 2026 and 2025, there were no transfers between Level 1 and Level 2, nor into and out of Level 3. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The following summarizes the activity for the Company Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2026.

Derivatives

(in thousands)	Class A Incremental Notes Derivatives
Fair value at December 31, 2025	$243
Issuance of derivatives	440
Change in estimated fair value of derivatives	(164)
Fair value at June 30, 2026	$519

The Company recorded the derivatives as a derivative asset or liability in the Company’s condensed consolidated balance sheet in accordance with FASB ASC 815, Derivatives and Hedging. For the outstanding derivatives as of June 30, 2026 and December 31, 2025, the fair value of the derivatives were determined using a Monte Carlo simulation. The Monte Carlo Simulation valuation model incorporates assumptions as to stock price volatility, discount rate, dividend rate and risk-free interest rate.

The following table outlines the key inputs for the Monte Carlo Simulation models:

	June 30,	December 31,
	2026	2025
Weighted-average risk-free interest rate	3.8-3.97%	3.45% - 3.51%
Weighted-average expected term (in years)	0.22-0.61	0.72 - 2.65
Weighted-average expected volatility	95.0%	95.0%
Expected dividend yield	—%	—%

Convertible Notes

September 2025 Exchange Note

The Company entered into a convertible note arrangement in February 2024. The Company elected the fair value option for this note under ASC 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. During the six months ended June 30, 2026, the entire remaining principal and interest balance was converted into shares of Common Stock and the Company recorded a change in fair value for the difference between the $0.9 million fair value as of December 31, 2025 and the fair value of the Common Stock issued.

Sep-25
(in thousands)	Exchange Note
Fair value at December 31, 2025	$933
Conversion to common stock	(2,059)
Change in estimated fair value of convertible notes	1,126
Fair value at June 30, 2026	$-

Remainder Notes

The Company also elected the fair value option for the Remainder Notes (see Note 11). These notes were valued using a Monte Carlo Simulation model using a discount rate of 32%, volatility of 70% and a risk free rates ranging from 3.68% to 3.94% as of June 30, 2026.

(in thousands)	Remainder Notes
Fair value at December 31, 2025	$4,314
Change in estimated fair value of convertible notes	503
Fair value at June 30, 2026	$4,817

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

January 2025
(in thousands)	Exchange Notes
Carrying amount at February 4, 2025	$5,380
Conversion to common stock	(5,391)
Gain on extinguishment of debt with related party	(279)
Change in estimated fair value of convertible notes	290
Fair value at June 30, 2025	$—

Warrants

The following table summarizes the activity for the Company Level 3 warrant liabilities measured at fair value on a recurring basis for the six months ended June 30, 2026:

(in thousands)	Class A Incremental Notes Warrants
Fair value at December 31, 2025	$408
Issuance of warrants	428
Change in estimated fair value of warrants	(807)
Fair value at June 30, 2026	$29

The following table outlines the key inputs for the Black-Scholes option-pricing models:

	June 30,	December 31,
	2026	2025
Weighted-average risk-free interest rate	4.0% - 4.23%	3.7% - 4.2%
Weighted-average expected term (in years)	5.58 - 6.86	0.26 - 9.52
Weighted-average expected volatility	100.0%	150.0%
Expected dividend yield	—%	—%

Series D Convertible Preferred Stock

In connection with the acquisition of Ergatta (see Note 23) on March 11, 2026, the Company issued the Series D Convertible Preferred Stock, which was initially valued $7.7 million. The fair value as of June 30, 2026 was estimated using a Monte-Carlo simulation model with a risk-free rate of 4.11% and an annual equity volatility of 68%. The following table summarizes the activity for preferred stock measured at fair value on a recurring basis for the six months ended June 30, 2026:

(in thousands)	Series D Preferred Stock
Fair value at December 31, 2025	$—
Ergatta acquisition	7,676
Change in estimated fair value of preferred stock	1,118
Stock-based compensation	749
Fair value at June 30, 2026	$9,543

Accrued Earnout

The Merger Agreement with Ergatta provides for additional cash consideration payable to the sellers on April 30, 2027 of up to $3.5 million based on the excess of 2026 Free Cash Flow (see Note 23) over $1.75 million, multiplied by 2. The fair value of the contingent consideration as of June 30, 2026 was estimated using a Monte-Carlo simulation model with a risk-free rate of 4.11% and an annual equity volatility of 68%. The following table summarizes the activity for the contingent consideration measured at fair value on a recurring basis for the six months ended June 30, 2026:

(in thousands)	Accrued Earnout
Fair value at December 31, 2025	$—
Ergatta acquistion on March 11, 2026	1,587
Change in estimated fair value of contingent consideration	517
Fair value at June 30, 2026	$2,104

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

As of June 30, 2026 and December 31, 2025, the weighted average discount rate for operating leases was 6.33% and the weighted average remaining lease term for operating leases was 2.0 and 2.4 years, respectively.

The Company has entered into various short-term operating leases for office and warehouse space, with an initial term of twelve months or less. These short-term leases are not recorded on the Company’s condensed consolidated balance sheets. The components of lease expense and other information for the three and six months ended June 30, 2026 and 2025 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease costs	$35	$84	$72	$166
Variable lease costs	1	33	13	69
Short-term lease costs	20	10	26	20
Total lease costs	56	127	111	255
Other information:
Cash paid for amounts included in the measurement of operating lease liability	$36	$117	$85	$235

The following represents the Company’s minimum annual rental payments under operating leases for each of the next five years and thereafter:

Fiscal Year Ending December 31,	Operating
(in thousands)
2026 (remaining)	73
2027	147
2028	67
Total future minimum lease payments	287
Less: imputed interest	(23)
Present value of operating lease liability	$264

Current portion of lease liability	130
Non-current portion of lease liability	134
Present value of operating lease liability	$264

15. Commitments and Contingencies

Royalty Agreement

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative FORME net sales up to $5.0 million and 1% of cumulative FORME net sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the product's initial retail release as an advance towards the royalty payments which was accrued as of June 30, 2026 and December 31, 2025. The Company recorded royalty expense of $0 and $5,000 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $10,000 for the six months ended June 30, 2026 and 2025, respectively.

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

The total amount outstanding as of June 30, 2026 and December 31, 2025 was $2.1 million, including default interest of $0.1 million, and is reflected in Accrued Expenses and other current liabilities in the accompanying consolidated balance sheet.

On or about February 20, 2025, the Company was sued in the Superior Court of Massachusetts, Suffolk County, by one of its former financial services consultants (“the Plaintiff”), alleging a breach of an agreement between the parties for financial services Plaintiff allegedly provided to the Company. The dispute was fully resolved and on June 12, 2025, the parties filed a joint stipulation of dismissal with prejudice and the settlement amount was $2.2 million. The current portion of the total remaining payments as of June 30, 2026 and December 31, 2025 of $0.3 million is included in accrued expenses and other current liabilities and the non-current portion as of June 30, 2026 and December 31, 2025 of $1.6 million and $1.8 million, respectively, is included in other long-term liabilities in the condensed consolidated balance sheet.

The Company is involved in legal proceedings in the normal course of business. The Company currently believes that any ultimate liability arising out of such proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Stockholders’ Equity (Deficit)

Common Stock

The Company’s authorized Common Stock consisted of 900,000,000 shares at $0.0001 par value, as of June 30, 2026 and December 31, 2025. The issued and outstanding common stock was 514,467 shares and 43,930 shares as of June 30, 2026 and December 31, 2025, respectively.

On March 20, 2026, the Company announced that its Board of Directors (the "Board") approved a stock repurchase program of up to $0.5 million, whereby the Company may repurchase shares of its Common Stock in the open market subject to market conditions, applicable securities laws, and the Company's policies governing insider transactions. During the six months ended June 30, 2026, the Company repurchased 34,882 shares of Common Stock in the open market at a cost of $0.2 million.

During the six months ended June 30, 2026, the Company issued 41,428 shares of Common Stock from an At the Market offering, and received net proceeds of approximately $1.5 million.

During the six months ended June 30, 2026, the holder of the Company's Class A Incremental Notes converted $4.4 million of principal and accrued interest into 376,897 shares of common stock.

During the six months ended June 30, 2026, Vertical exchanged $1.1 million of note principal and accrued interest for 30,844 shares of Common Stock.

On February 27, 2026, Woodway exchanged $0.4 million of principal on the May 2025 Woodway Note for 12,571 shares of Common Stock.

On February 26, 2026, a related party noteholder of the Company exchanged $0.2 million of principal for 6,285 shares of Common Stock. Also on February 26, 2026, another related party noteholder of the Company exchanged $0.2 million of principal for 6,285 shares of Common Stock.

In January of 2026, the Current Holder of the September 2025 Exchange Note converted the remaining $1.6 million of principal into 31,113 shares of Common Stock.

In February 2025, the Company issued 1,174 shares of Common Stock, par value $0.0001, from At the Market offering.

During the six months ended June 30, 2025, the Company issued 13,758 shares of Common Stock upon conversion of $14.2 million of convertible notes.

During the six months ended June 30, 2025, the Company issued 3,196 shares of Common Stock upon conversion of 100,000 shares of Series A Preferred Stock, 1,091,225 shares of Series B Preferred Stock and 3,530,616 shares of Series C Preferred Stock.

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

On June 30, 2026, the Company entered into a settlement agreement with Vertical under the Term Loan (see Note 11) valued at approximately $0.5 million, which the Company settled through the issuance of 225,681 shares of Series C Preferred Stock. The shares of preferred stock were valued at $0.4 million and the Company recognized a gain on extinguishment of this liability in the amount of $43,000.

On March 31, 2026, the Company entered into a settlement agreement with Vertical under the Term Loan (see Note 11) valued at $2.2 million, which the Company settled through the issuance of 1,088,255 shares of Series C Preferred Stock. The shares of preferred stock were valued at $1.8 million and the Company recognized a gain on extinguishment of this liability in the amount of $0.4 million.

Upon the closing of the Ergatta Acquisition (see Note 23), the Company filed a certificate of designation with the Secretary of State of the State of Delaware, creating three new series of preferred stock designated as (i) Series D-1 Convertible Preferred Stock, par value $0.0001 per share (“Series D-1 Preferred Stock”) and designating 4,750,000 shares thereof, (ii) Series D-2 Convertible Preferred Stock, par value $0.0001 per share (“Series D-2 Preferred Stock”) and designating 1,000,000 shares thereof, and (iii) Series D-3 Convertible Preferred Stock, par value $0.0001 per share (“Series D-3 Preferred Stock,” collectively with Series D-1 Preferred Stock and Series D-2 Preferred Stock, “Series D Preferred Stock”) and designating 500,000 shares thereof. Series D Preferred Stock has no voting rights, other than any vote required by law or the Company’s Certificate of Incorporation. Series D-1 Preferred Stock and Series D-2 Preferred Stock shall convert into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) on May 3, 2027. Series D-3 Preferred Stock shall convert to shares of Common Stock on May 1, 2028. Conversion of the Series D Preferred Stock is subject to stockholder approval, and if such approval is not obtained, the Series D Preferred Stock will be redeemed for cash. As a result, and due to the variability in the number of shares of Common Stock that the Series D Preferred Stock is convertible into that is not based on the value of the Common Stock, the Series D Preferred Stock is reflected as a liability in the Company's condensed consolidated balance sheet as of June 30, 2026.

On July 1, 2025, the Company issued 1,300,000 shares of its Series E Preferred Stock, par value $0.0001 per share, ("Series E Preferred Stock") in connection with the Wattbike Acquisition (see Note 1). Subject to stockholder approval, the Series E Preferred Stock is convertible into shares of Common Stock at an amount per share equal to the greater of (i) the volume weighted average price of the Common Stock for the 20 consecutive trading days immediately preceding and including the Conversion Date, subject to certain standard anti-dilution adjustments and (ii) the Minimum Price (as defined by NASDAQ) on June 12, 2026. The Series E Preferred Stock was redeemable for cash if stockholder approval was not obtained by June 15, 2026. On June 8, 2026, the Company received stockholder approval for the Series E Preferred Stock to be converted into Common Stock, resulting in a fixed conversion ratio for the Series E Preferred Stock of 0.3442, or 444,860 shares of Common Stock.

Prior to receiving stockholder approval for the conversion into Common Stock, the Series E Preferred Stock was classified as temporary equity in the Company's consolidated balance sheet, as the holders of the preferred stock had the option to redeem such Preferred Stock if stockholder approval was not obtained. With the conversion being approved by the Company's stockholders, the Series E Preferred Stock was reclassified into permanent equity as of June 30, 2026.

The remaining unissued shares of the Company's authorized preferred stock are undesignated.

On June 2, 2025 the Board declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 47,332 shares of Series A Preferred Stock. The Company issued 47,332 Dividend Shares on June 3, 2025. Also on June 2, 2025, the Board declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 21,584 shares of Series C Preferred Stock. The Company issued 21,584 Dividend Shares on June 3, 2025.

On April 17, 2025 the Board declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 81,464 shares of Series A Preferred Stock. The Company issued 81,464 Dividend Shares on April 17, 2025. Also on April 17, 2025, the Board declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 46,727 shares of Series C Preferred Stock. The Company issued 46,727 Dividend Shares on April 17, 2025.

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

On January 23, 2025, the Company and the Lender entered into a Settlement Agreement, pursuant to which the Company issued 496,246 shares of the Company’s Series C Preferred Stock to the Vertical as payment of the $1.0 million Net Trade Value as of the settlement date pursuant to the Loss Restoration Agreement.

On January 23, 2025, the Board declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 126,515 shares of Series C Preferred Stock. The Company issued 126,515 Dividend Shares on January 23, 2025.

17. Equity-Based Compensation

2023 and 2020 Equity Incentive Plan

Presented below is a summary of the compensation cost recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$55	$373	$109	$1,072
General and administrative	771	2,431	1,111	3,821
Total	$826	$2,804	$1,220	$4,893

The table above includes approximately $0.6 million and $0.7 million of compensation expense for the three and six months ended June 30, 2026 related to the Series D-2 and D-3 Preferred Stock issued in connection with the Ergatta Acquisition (see Note 23), and is reflected in General and administrative expense. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $0.1 million and $0.5 million, respectively, was capitalized as software development costs. No stock-based compensation was capitalized during the three and six months ended June 30, 2026.

During the six months ended June 30, 2026, the Company did not grant any shares under the 2023 and 2020 Plans, and there were no stock options outstanding as of June 30, 2026 and December 31, 2025. The Company has not granted any restricted stock or stock appreciation rights.

As of June 30, 2026 and December 31, 2025, the Company had $0.2 million and $0.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.1 years and 0.2 years, respectively.

18. Concentration of Credit Risk and Major Customers and Vendors

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high-quality financial institutions, the compositions and maturities of which are regularly monitored by management.

For the six months ended June 30, 2026, there were no customers representing greater than 10% of the Company's consolidated revenue. For the six months ended June 30, 2025, Woodway represented 67% of the Company’s consolidated revenue.

At June 30, 2026, one customer represented 38% of the Company's consolidated accounts receivable. At December 31, 2025, this customer represented 47% of the Company's consolidated accounts receivable.

The Company had no vendors representing greater than 10% of total finished goods purchases for the six months ended June 30, 2026 and one vendor represented more than 10% of finished goods purchases for the six months ended June 30, 2025.

19. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. During the six months ended June 30, 2026 and 2025, the Company did not make any contributions to the plan.

The Company contributes up to 5% of an employee’s salary into personal pension funds held by individual employees under the laws of the United Kingdom. These personal pension funds are the responsibility of the individual employees. The Company's contribution to employee pension funds for the six months ended June 30, 2026 was approximately $60,000.

20. Loss Per Share

The computation of loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except share and per share amounts)
Numerator:
Net loss	$(7,104)	$(2,180)	$(17,847)	$(8,782)
Net loss attributable to common stockholders	$(7,104)	$(2,180)	$(17,847)	$(8,782)
Denominator:
Weighted average common stock outstanding - basic and diluted	408,871	14,602	279,176	10,044
Net loss per share attributable to common stockholders - basic and diluted	$(17.37)	$(149.29)	$(63.93)	$(874.39)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	June 30,
	2026	2025
Warrants to purchase common stock	38,360	11,403
Series A Convertible Preferred Stock conversion to common stock	102,842	14,501
Series B Convertible Preferred Stock conversion to common stock	0	—
Series C Convertible Preferred Stock conversion to common stock	2,504	1,064
Series E Convertible Preferred Stock conversion to common stock	102,842
LTI Preferred Stock conversion to common stock	—	3,369
Notes payable conversion to common stock	101,864	3,986
Total	348,414	34,323

The Company's Series D Convertible Preferred Stock is also potentially convertible into Common Stock, however the conversion price is unknown as of June 30, 2026.

21. Related Party Transactions

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as “related parties”).

Related Party Convertible Notes

See Note 11 for discussion.

Principal Stockholder Promissory Notes

As further discussed in Note 11, On January 29, 2025, the Former Principal Stockholder assigned the Former Principal Stockholder Notes of $5.4 million to an accredited investor that is managed by an ATW Partners related entity (the “Exchange Agreement Investor”) and the outstanding principal balance was $0 as of June 30, 2025.

Other Related Party Transactions

In 2017, the Company entered into a royalty agreement with Fuseproject and agreed to pay 3% of cumulative net FORME fitness product sales up to $5.0 million and 1% of cumulative net FORME fitness product sales above $5.0 million, up to a maximum total royalty of $1.0 million. Regardless of the level of cumulative net sales, a guaranteed minimum payment of $0.2 million shall be paid in the first 12 months after the products initial retail release as an advance towards the royalty payments which was accrued as of June 30, 2026. As of June 30, 2026 the Company has accrued $0.3 million in royalty payments. The Company recorded royalty expense of $0 and $5,000 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $10,000 for the six months ended June 30, 2026 and 2025, respectively.

22. Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure Of Cash Flow Information:
Cash paid for Interest	—	88
Non-Cash Investing and Financing Information:
Property & equipment in accounts payable	—	18
Inventories in accounts payable and accrued expenses	—	197
Non-cash consideration for acquisition of Ergatta	11,335	—
Issuance and offering costs in accounts payable and accrued expenses	—	43
Gain on extinguishment of debt with related party	—	279
Issuance of common stock upon conversion of convertible notes	7,807	10,022
Issuance of Series C Preferred Stock upon settlement of loss restoration agreement	—	3,127
Issuance of warrants with convertible notes	428	1,580
Issuance of embedded derivatives with convertible notes	441	2,104
Series A Dividends Paid in Kind	—	483
Series C Dividends Paid in Kind	—	390
Non-cash settlement of debt through issuance of common stock	911	—
Stock-based compensation capitalized in intangible asset and other assets	—	481

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

The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date:

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

The identified intangible assets of $9.8 million are comprised of (i) software developed technology of $2.4 million that has an estimated useful life of 5 years, (ii) direct-to-consumer subscription of $5.3 million that has an estimated useful life of 2 years, (iii) license agreement of $1.3 million having an estimated useful life of 6 years; and (iv) trademarks and trade name of $0.8 million with an estimated useful life of 9 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. Significant assumptions include an effective tax rate of 25%, as well as technology migration and royalty rates of 12.5% and 15%, respectively, for developed technology, attrition rates and contributory asset charges of 20% and 12%, respectively, for customer related intangibles and a royalty rate of 2% for trademarks and trade names. Estimated annual amortization expense related to these intangible assets for each of the next five fiscal years is included in Note 7.

For the six months ended June 30, 2026, the Company incurred approximately $0.5 million of transaction costs related to this acquisition, which are reflected in General and administrative expense in the accompanying condensed consolidated statements of operations.

Earn Out

As part of the Ergatta Acquisition, the sellers are entitled to receive a cash contingent payment on April 30, 2027 that is secured by the $1.9 million senior secured note previously discussed. The amount of the contingent payment is based on Ergatta's 2026 Free Cash Flow less $1.75 million multiplied by 2.0, with a maximum payment of $3.5 million. The fair value of this payment as of March 11, and June 30, 2026 is estimated to be $1.6 million and $2.1 million, respectively. Additionally, the ultimate settlement of the Series D-1 Preferred Stock is contingent upon on Ergatta's 2026 Free Cash Flow, which is defined as earnings before interest, taxes, deprecation and amortization, stock-based compensation, other income/expense and certain mutually agreed-upon non-recurring charges, less capitalized software development expenses and other capital expenditures incurred in the ordinary course of business. The amount of the settlement associated with the Series D-1 Preferred Stock is expected to be between a minimum of $5.25 million and a maximum of $9.5M.

The following unaudited pro forma summary presents condensed consolidated information of the Company including Ergatta and Wattbike, acquired on July 1, 2025, as if these acquisitions had occurred as of January 1, 2025, the earliest year presented herein:

	Proforma		Proforma
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$6,647	$7,862	$14,389	$16,741
Operating Loss	(3,372)	(5,892)	(7,248)	(12,321)
Net Loss	(7,104)	(2,961)	(17,843)	(10,413)
Net loss per share – basic and diluted	$(17.37)	$(202.79)	$(63.91)	$(1,036.75)
Weighted average common stock outstanding – basic and diluted	408,871	14,602	279,176	10,044

The unaudited pro forma consolidated results for the three and six months ended June 30, 2026 and 2025 were prepared using the acquisition method of accounting and are based on the historical financial information of Ergatta, Wattbike and the Company. The unaudited pro forma consolidated results incorporate historical financial information for all significant acquisitions pursuant to SEC regulations since January 1, 2025. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2025.

The following unaudited condensed consolidated results of operations for Ergatta are included in the condensed consolidated statements of loss for the three and six months ended June 30, 2026:

	Three Months Ended June 30,	Six Months Ended June 30,

	2026	2026
Revenue	$2,643	$3,196
Operating Loss	(391)	(504)
Net Loss	(1,986)	(2,168)

24. Subsequent Events

Acquisition

On July 7, 2026, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, STEPR, Inc., a Delaware corporation (“STEPR”), STEPR PTY LTD – ACN 660 939 079, an Australian proprietary limited company (the “Seller”), Hayden Thorneycroft ATF the HG Thorneycroft Family Trust (“TF Trust”), Australian Fitness Supplies Pty Ltd, an Australian proprietary limited company (“AFS,” and together with TF Trust, the “Indirect Equityholders”), Hayden Thorneycroft (“Thorneycroft”) and Daniel Alenaddaf (“Alenaddaf,” and together with Thorneycroft, the “Supporting Parties”), and the Seller, as representative of the Seller Parties (the “Seller Representative”).

Pursuant to the Purchase Agreement, the Company will: (i) acquire all of the issued and outstanding shares of capital stock of STEPR (the “Purchased Shares”) from the Seller in a secondary transaction; and (ii) immediately following such acquisition, will purchase newly issued shares of STEPR (the “Primary Shares”) in a primary transaction, in each case subject to the satisfaction or waiver of customary closing conditions. The total consideration payable by the Company consists of a combination of cash and shares of the Company's newly designated preferred stock, structured as follows:

•
Cash Consideration. At the closing of the purchase and sale of the Purchased Shares (the “Closing”), the Company will (i) pay an initial cash contribution of $1.5 million (net of any advances previously made under the secured note described below) to STEPR for working capital purposes, and (ii) repay up to $1.2 million to AFS to satisfy the outstanding balance of an existing shareholder loan owed by STEPR (the “AFS Loan Repayment Amount”). Following the Closing, the Company will advance up to $2.5 million in incremental cash contributions to STEPR for working capital purposes. In addition, on the first anniversary of the Closing, the Company will pay to the Seller up to $1.0 million in shareholder cash consideration (the “Shareholder Cash Consideration”), of which up to $0.5 million is to be used to repay certain other shareholder loans and $0.5 million is to be distributed to designated parties.
•
Secured Note. In connection with the Purchase Agreement, the Company will execute and deliver a secured promissory note in the maximum principal amount of $1.5 million, under which it may, at its sole discretion, make advances to the Seller from the effective date of the note until the earlier of date of the Closing and the termination of the Purchase Agreement. The secured note will accrue interest at a rate equal to the lesser of (a) the Prime Rate (with a floor of 6.75%) plus 5.00% per annum, or (b) the maximum rate permitted under applicable law, computed on the basis of a 360-day year.
•
Equity Consideration. At the Closing, the Company will issue to the Seller (i) $6.0 million worth of shares of the Company's Series F-1 Non-Voting Convertible Preferred Stock (the “F1 Equity Consideration”), (ii) $10.5 million worth of shares of the Company's Series F-2 Non-Voting Convertible Preferred Stock (the “F2 Equity Consideration”), and (iii) $2.5 million worth of shares of the Company's Series F-3 Non-Voting Convertible Preferred Stock (the “F3 Equity Consideration,” and together with the F1 Equity Consideration and the F2 Equity Consideration, the “Equity Consideration”). Each series of Equity Consideration is convertible into shares of the Company's Common Stock at the applicable conversion price, in accordance with and subject to the terms of the Certificates of Designation of the foregoing preferred stock (the “Certificate of Designation”), that will be filed with the Secretary of State of the State of Delaware prior to the Closing. The Equity Consideration is subject to performance-based scaling factors as described below.
•
Scaling Factors. The value of the Equity Consideration is subject to adjustment based on STEPR's financial performance following the Closing. The F1 Equity Consideration is subject to the F1 Scaling Factor, calculated based on STEPR's EBITDA during the period from July 1, 2026 to June 30, 2027 (“Year 1 EBITDA”), with Year 1 EBITDA capped at $4.0 million for purposes of such calculation. The F2 Equity Consideration is subject to the F2 Scaling Factor, calculated based on STEPR's EBITDA during the period from July 1, 2027 to June 30, 2028 (“Year 2 EBITDA”), with Year 2 EBITDA capped at $7.0 million for purposes of such calculation. The F3 Equity Consideration is subject to the F3 Scaling Factor, which is determined based on aggregate achieved points across synergy categories as set forth in the F3 Framework attached to the Purchase Agreement. Each Scaling Factor may range from 0.000 (or 0.500 in the case of the F1 Scaling Factor) to 1.000.

The Closing is expected to occur in the third quarter of 2026, subject to the satisfaction or waiver (if permitted) of conditions precedent as provided in the Purchase Agreement.

Conversion of Convertible Notes and Exchange of Loans Payable

In July and August of 2026, the holder of Class A Incremental Notes converted $0.3 million of debt principal and accrued interest into 88,103 shares of Common Stock.

In August of 2026, the Company entered into Exchange Agreements with Woodway, pursuant to which Woodway exchanged $0.2 million of principal balance on a promissory note for 65,000 shares of Common Stock.

On August 10, 2026, the Company entered into an Exchange Agreement with one of the holders of the Remainder Notes (see Note 11) whereby the holder exchanged $0.5 million of principal balance for 150,000 shares of Common Stock.

Issuance of Convertible Notes

On July 21, 2026, the Company issued a Class B Incremental Note pursuant to the January 2025 SPA (see Note 11) for a principal amount of $2.0 million and warrants to purchase 305,810 shares of Common Stock at an exercise price of $5.527 per share. The Class B Incremental Note has an initial conversion price of $3.597 per share, subject to adjustment under the terms of the note, and a maturity date of July 21, 2027.

Preferred Stock Dividends

Pursuant to the Certificate of Designations of Series C Preferred Stock, on July 28, 2026, the Board declared a dividend on the shares of Series C Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 338,240 shares of Series C Preferred Stock in the aggregate.

Pursuant to the Certificate of Designations of Series A Preferred Stock, on July 28, 2026, the Board of Directors of the Company declared a dividend on the shares of Series A Preferred Stock issued and outstanding as of the record date for such dividend, as a dividend in kind, in the form of 281,344 shares of Series A Preferred Stock in the aggregate.

The Company issued the Series A Preferred Stock and Series C Preferred Stock dividend shares on July 28, 2026.

Other Exchange Agreements

In August of 2026, the Company entered into Exchange Agreements with Thomas Aulet, pursuant to which Mr. Aulet exchanged an aggregate of 400,000 shares of the Company's Series D-2 Preferred Stock for 251,627 shares of Common Stock.

In August of 2026, the Company entered into an Exchange Agreements with Alessandra Gotbaum, pursuant to which Ms. Gotbaum exchanged an aggregate of 375,000 shares of the Series D-2 Preferred Stock for 237,092 shares of Common Stock.

In August of 2026, the Company entered into Exchange Agreements with a holder of the Company's Series A Preferred Stock pursuant to which the holder exchanged an aggregate of 66,025 shares of Series A Preferred Stock for 40,000 shares of Common Stock.

In August of 2026, the Company entered into Exchange Agreements with THLWY LLC, pursuant to which THLWY LLC exchanged an aggregate of 131,960 shares of Series A Preferred Stock for 80,000 shares of Common Stock.

In August of 2026, the Company entered into Exchange Agreements with a different holder of Series A Preferred Stock, pursuant to which the holder exchanged an aggregate of 66,025 shares of Series A Preferred Stock for 40,000 shares of Common Stock.

On August 4, 2026, the Company entered into an Exchange Agreement with Vertical, pursuant to which Vertical exchanged 144,000 shares of the Company's Series C Preferred Stock for 90,000 shares of Common Stock.

On August 5, 2026, the Company entered into an Exchange Agreement with Piper Nominee IV Limited, pursuant to which Piper Nominee IV Limited exchanged 88,750 shares of the Company's Series E Preferred Stock for 50,000 shares of Common Stock.

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

Overview

Interactive Strength Inc. ("we", "us" or the "Company") is the parent company of four leading brands serving the commercial and at-home markets with specialty fitness equipment and virtual training: Wattbike, Ergatta, CLMBR and FORME. Wattbike, acquired in July of 2025, offers a range of high-performance indoor bikes that set the global standard in cycling. Known for unmatched accuracy, realistic ride feel, and advanced performance tracking, Wattbike is trusted by elite athletes, national teams, and fitness enthusiasts around the world. Ergatta, acquired in March 2026, is a game-based connected fitness company. CLMBR offers a premium vertical climbing experience through its patented open-frame design and immersive touchscreen, delivering a high-intensity, low-impact workout that’s both efficient and effective. FORME delivers strength, mobility, and recovery training through immersive content, performance-grade hardware, and expert coaching. Its wall-mounted systems include the Studio, a smart fitness mirror for guided programming and live 1:1 personal training, and the Lift, which adds smart resistance cable training—ideal for high-performance environments and sport-specific development. The combination of technology with expert training leads to better outcomes for both consumers and trainers alike. Wattbike, Ergatta, CLMBR and FORME each offer unique fitness solutions for both the commercial and at-home markets.

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
•
July 2025 - Acquired all of the outstanding equity interests of Wattbike (Holdings) Limited ("Wattbike").
•
March 2026 - Acquired all of the outstanding equity interests of Ergatta, Inc. ("Ergatta")
•
July 2026 - Executed a purchase agreement to acquire all of the outstanding shares of STEPR Inc. ("STEPR"), which is expected to close late in the third quarter of 2026.

Our revenue is primarily generated from the sale of our connected fitness hardware products and associated recurring membership revenue.

During the six months ended June 30, 2026 and 2025, we generated total revenue of $11.8 million and $2.6 million, respectively, and incurred net losses of $17.8 million and $8.8 million, respectively. As we generated recurring net losses and negative operating cash flow since inception, we have funded our operations primarily with gross proceeds from the issuance of convertible notes, the issuance of promissory notes to unrelated and related parties, and the issuance of common stock.

Business Model and Growth Strategy

Acquire complementary businesses that generate attractive synergies

We acquired CLMBR, Inc. in February 2024 and Wattbike on July 1, 2025. In addition, on March 11, 2026, we completed the acquisition of Ergatta, a connected fitness company that is considered a pioneer in game-based connected fitness. We expect that we will be able to acquire additional revenue-generating businesses, such as STEPR, which would generate higher earnings and cashflows through synergies with our existing business. Our team brings significant experience with M&A transactions and we are one of the few companies in our industry with publicly traded equity securities, which we believe makes us an attractive acquirer.

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

We have experienced, and expect to continue to experience, some disruptions to parts of our supply chain, including procuring necessary components or parts in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components or parts for our fitness equipment, and has impacted, and could in the future impact, our ability to timely deliver our products to customers. While these supply chain disruptions have resulted in operational challenges, including extended customer order lead times and periodic product allocation, they have not had a material adverse effect on our revenue or liquidity or capital resources for the six months ended June 30, 2026, and we have not implemented any significant mitigation efforts to date as a result. However, we cannot predict the impact to us of any future or prolonged supply chain disruptions or any mitigation efforts we may take going forward. For example, as a result of these supply chain disruptions, we may be required to increase customer order lead times and place some products on allocation. In addition, we may consider additional or alternative third-party manufacturing and logistics providers or suppliers. Such mitigation efforts may result in cost increases and any attempts to offset such increases with price increases may result in reduced sales, increased customer dissatisfaction, or otherwise harm our reputation. Further, if we were to elect to transition or add manufacturing or logistics providers or suppliers, it may result in temporary or additional delays in product delivery or risks related to consistent product quality or reliability. This in turn may limit our ability to fulfill customer orders and we may be unable to satisfy all of the demand for our products. We may in the future also purchase components further in advance, which in return can result in less capital being allocated to other activities such as marketing and other business needs. We cannot quantify the impact of such disruptions at this time or predict the impact of any mitigation efforts we may take in response to supply chain disruptions on our business, financial condition, and results of operations.

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

Our products are manufactured primarily in foreign countries, including countries in Asia and sourced from international suppliers. Changes in U.S. trade policy, including the imposition of new tariffs or increases in existing tariff rates on imported goods, could increase our costs and the prices we charge for our products. For example, tariffs on goods imported from countries where our products are manufactured or where we source components could materially increase our cost of revenue. We may not be able to pass increased costs on to our customers, and any price increases we implement may result in reduced demand for our products. We are actively monitoring developments in U.S. trade policy and evaluating potential mitigation strategies, including diversifying our supply chain; however, we cannot predict the ultimate impact of current or future tariffs on our business, financial condition, and results of operations.

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

Some of the estimates and assumptions we have to make under U.S. GAAP require very difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, we have identified those as critical accounting estimates, which are considered critical to an understanding of our historical financial condition and results of operations and are reasonably likely to have a material impact on our future results of operations and financial condition. Critical accounting estimates include those used in estimating the fair value of our convertible notes, preferred stock recognized as liabilities, warrants issued in conjunction with the issuance of such convertible notes, assumptions used in determining the valuation allowance for our deferred tax assets and the impairment of goodwill and intangible assets and estimates and assumptions used in determining the fair value of consideration paid and liabilities assumed in business combinations. For a description of our significant accounting policies, see Note 2 to the Consolidated Financial Statements.

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings when they occur. Our financial instruments that are carried at fair value in our consolidated financial statements consist of convertible notes, warrants and embedded derivative liabilities associated with the issuance of convertible notes, preferred stock accounted for as liabilities and contingent consideration related to acquisition transactions. The fair value of these instruments that are measured at each accounting period are generally determined using Monte Carlo simulations or discounted cash flow analyses and are largely based on unobservable inputs to the valuation methodology (Level 3 inputs - see Note 13 to the Consolidated Financial Statements).

Goodwill and Intangible Assets

Our annual goodwill impairment assessment at October 1, 2025 was performed based on our determination that Wattbike, CLMBR and FORME comprise a single reporting unit based on the guidance provided in Accounting Standards Codification ("ASC") 350, and we performed a quantitative analysis using a combination of income and market approaches. Our reporting unit had fair values in excess of their carrying values, resulting in no impairment of goodwill. We have also determined, with respect to future assessments of goodwill impairment, that Ergatta will also be included in a single reporting unit.

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

Contingent Consideration

In accordance with ASC 805, Business Combinations, liabilities for contingent consideration assumed in business acquisitions are recorded at fair value at the date of acquisition, with changes in the fair value recorded through earnings at each reporting period. We assess the fair value of this liability based on our estimate of the likelihood that sales projections or forecasted free cash flow, as defined, will be achieved and that the contingent payment will be earned. For the six months ended June 30, 2026 and 2025, we recorded losses on changes in fair value of contingent consideration of $0.5 million $0, respectively, and for the years ended December 31, 2025 and 2024, we recorded gains on changes in fair value of contingent consideration of $0.2 million and $1.3 million, respectively.

Convertible Notes

As permitted under ASC Topic 825, Financial Instruments, we have elected the fair value option to account for some of our convertible notes that were issued in 2025 and 2024 (see Note 11 to the Consolidated Financial Statements). In accordance with ASC Topic 825, we record these convertible notes at fair value with changes in fair value recorded as a component of other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The convertible notes for which we elected the fair value option are valued using a discounted cash flow analysis or Monte Carlo Simulation model, and the assumptions used therein are discussed in Note 13 to the Consolidated Financial Statements. For the six months ended June 30, 2026 and 2025, we recorded a (loss) gain on the change in fair value of convertible notes of ($1.6) million and $6.6 million, respectively, and for the years ended December 31, 2025 and 2024, we recognized a gain (loss) on changes in fair value of convertible notes of $28.6 million and ($0.1 million), respectively.

Warrants and Derivative Liabilities

In connection with convertible notes that we issued in 2026 and 2025 for which we did not elect the fair value option, we issued warrants to purchase our Common Stock which did not meet the requirements for equity classification, and are therefore classified as long-term liabilities in the accompanying consolidated balance sheets with changes in fair value recognized in earnings at each reporting period. We generally utilize a Black-Scholes option pricing model to determine the fair value of these liabilities. For the six months ended June 30, 2026 and 2025 we recognized gains on changes in the fair values of warrants of $0.8 million and $1.0 million, respectively, and for the years ended December 31, 2025 and 2024, we recognized gains on changes in fair value of warrants of $2.8 million and $9.3 million, respectively.

We also recognized derivative liabilities related to these convertible notes for the embedded conversion options contained in the notes, which are also measured at fair value with changes in fair value recorded in earnings in each reporting period. The fair value of these liabilities are generally determined using a Monte Carlo Simulation model, and the key inputs into the model are disclosed in Note 13 to the consolidated financial statements. For the six months ended June 30, 2026 and 2025, we recognized a gain and loss on the changes in fair values of derivatives of $0.2 million and $1.9 million, respectively, and for the years ended December 31, 2025 and 2024, we recognized a gain and loss on changes in fair value of derivatives of $0.5 million and $0.5 million, respectively.

Income Taxes

We maintain a full valuation allowance against all of our net deferred tax assets, and as a result we have historically not recorded an income tax benefit in the accompanying consolidated financial statements despite continued losses since inception. This valuation allowance reflects our assessment of whether it is more likely than not that we will generate sufficient taxable income in the future to be able to utilize our deferred tax assets. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. Evaluation of these factors requires our management to make certain estimates, assumptions and judgments. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize our deferred tax assets, and we consider cumulative losses in recent years to be a significant type of negative evidence. As of June 30, 2026 and 2025, we determined that it is more-likely-than-not that our federal and state deferred tax assets will not be realized.

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

Other (Expense) Income, Net

Other (expense) income, net mainly consists of expenses recognized in connection with settlement agreements with a certain lender, changes in fair value of preferred stock, foreign currency gains and losses and, in 2025, charges associated with the convertible notes that were recognized at fair value.

Interest Expense

Interest expense consists of interest associated with our convertible notes and loans payable.

Interest Income

Interest income in 2025 consists of interest associated with the loan receivable.

(Loss) gain upon extinguishment of debt

(Loss) gain on debt extinguishment is primarily the result of gains or losses incurred upon conversion of convertible notes and loans payable into equity, or an exchange of debt instruments.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following tables set forth our condensed consolidated results of operations for the three months ended June 30, 2026 and 2025, which we sometimes refer to as our second fiscal quarter, and for the six months ended June 30, 2026 and 2025. Due to the acquisitions of Wattbike and Ergatta during the past 12 months, our results of operations are not comparable year over year.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Revenue	$6,647	$1,219	$5,428	$11,788	$2,576	$9,212
Cost of revenue (2)	3,432	1,413	2,019	6,964	3,073	3,891
Gross profit (loss)	3,215	(194)	3,409	4,824	(497)	5,321
Operating expenses:
Research and development (1)	415	779	(364)	853	2,050	(1,197)
Sales and marketing (2)	2,184	211	1,973	3,218	461	2,757
General and administrative (1) (2)	3,988	4,640	(652)	8,115	9,126	(1,011)
Total operating expenses	6,587	5,630	957	12,186	11,637	549
Loss from operations	(3,372)	(5,824)	2,452	(7,362)	(12,134)	4,772
Other income (expense), net:
Other expense, net:	(1,544)	(927)	(617)	(4,021)	(1,038)	(2,983)
Interest expense	(1,450)	(4,490)	3,040	(2,980)	(6,254)	3,274
Interest income	1	229	(228)	1	387	(386)
Gain (loss) upon extinguishment of debt	(601)	1,423	(2,024)	(2,311)	4,459	(6,770)
Change in fair value of convertible notes	(278)	7,202	(7,480)	(1,628)	6,629	(8,257)
Change in fair value of earn out	(491)	—	(491)	(517)	—	(517)
Change in fair value of derivatives	491	(462)	953	164	(1,949)	2,113
Change in fair value of warrants	140	544	(404)	807	993	(186)
Total other income (expense), net	(3,732)	3,644	(7,376)	(10,485)	3,352	(13,837)
Loss before provision for income taxes	(7,104)	(2,180)	(4,924)	(17,847)	(8,782)	(9,065)
Income tax benefit (expense)	—	—	—	—	—	—
Net loss	$(7,104)	$(2,180)	$(4,924)	$(17,847)	$(8,782)	$(9,065)
(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$55	$373	$109	$1,072
General and administrative	771	2,431	1,111	3,821
Total stock-based compensation expense	$826	$2,804	$1,220	$4,893

For the three and six months ended June 30, 2025, $0.1 million and $0.5 million, respectively, of stock-based compensation was capitalized as software costs. No stock-based compensation was capitalized for the three and six months ended June 30, 2026.

(2)
Includes depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of membership	$377	$421	$705	$842
Cost of fitness product revenue	(25)	137	121	295
General and administrative	77	202	145	502
Sales and marketing	1,091	131	1,403	262
Total depreciation and amortization expense	$1,520	$891	$2,374	$1,901

Revenue

The following table shows the components of our consolidated revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Fitness product	$4,379	$937	$3,442	$8,832	$1,988	$6,844
Membership	2,076	164	1,912	2,681	340	2,341
Training and other	192	118	74	275	248	27
Consolidated revenue	$6,647	$1,219	$5,428	$11,788	$2,576	$9,212
Percentage of revenue
Fitness product	66%	77%		75%	77%
Membership	31%	13%		23%	13%
Training and other	3%	10%		2%	10%
Total	100%	100%		100%	100%

Fitness product revenue increased by $3.4 million to $4.4 million for the three months ended June 30, 2026, as compared to $0.9 million for the three months ended June 30, 2025. The increase was mainly the result of $3.7 million of revenues associated with Wattbike, which was acquired on July 1, 2025, and $0.6 million of revenues associated with Ergatta, acquired on March 11, 2026, partially offset by decreases in Forme and CLMBR revenue in 2026.

Fitness product revenue increased by $6.8 million to $8.8 million for the six months ended June 30, 2026, as compared to $2.0 million for the 6 months ended June 30, 2025. The increase was primarily due to revenues associated with Wattbike and Ergatta of $7.9 million and $0.7 million, respectively, in 2026, partially offset by decreases in Forme and CLMBR revenue.

Membership revenue was $2.1 million for the three months ended June 30, 2026, as compared to $0.2 million for the three months ended June 30, 2025, and $2.7 million for the six months ended June 30, 2026 as compared to $0.3 million for the six months ended June 30, 2025. Substantially all of our Membership revenue in 2026 is associated with Ergatta.

Training and other revenue was $0.2 million for the three months ended June 30, 2026 as compared to $0.1 million for the three months ended June 30, 2025, and $0.3 million for the six months ended June 30, 2026 as compared to $0.2 million for the six months ended June 30, 2025. The increase is mainly due to digital game content license revenue earned by Ergatta in 2026, partially offset by a decrease in Live 1:1 training sessions.

Cost of Revenue and Gross Margin

The following table shows the components of our cost of revenue and gross margin for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Fitness product	$2,787	$696	$2,091	$5,830	$1,613	$4,217
Membership	541	420	121	906	843	63
Training and other	104	297	(193)	228	617	(389)
Consolidated cost of revenue	3,432	1,413	2,019	6,964	3,073	3,891
Gross Profit (Loss):
Fitness product	1,592	241	1,351	3,002	375	2,627
Membership	1,535	(256)	1,791	1,775	(503)	2,278
Training and other	88	(179)	267	47	(369)	416
Consolidated gross profit (loss)	3,215	(194)	3,409	4,824	(497)	5,321
Gross Margin:
Fitness product	36%	26%		34%	19%
Membership	74%	(156%)		66%	(148%)
Training and other	46%	(152%)		17%	(149%)
Consolidated	48%	(16%)		41%	(19%)

Consolidated cost of revenue for the three months ended June 30, 2026 was $3.4 million, as compared to $1.4 million for the three months ended June 30, 2025. Consolidated cost of revenue for the six months ended June 30, 2026 was $7.0 million, as compared to $3.1 million for the six months ended June 30, 2025. The increases are mainly due to higher cost of fitness product revenue in 2026 resulting from the Wattbike acquisition on July 1, 2025.

For the second quarter of 2026, our gross profit improved to $3.2 million from a gross loss of $0.2 million for the second quarter of 2025, resulting in a gross margin of 48% in the second quarter of 2026 as compared to (16)% in the second quarter of 2025. The improvement is due to the Wattbike and Ergatta acquisitions.

For the six months ended June 30, 2026, our gross profit improved to $4.8 million from a gross loss of $0.5 million for the six months ended June 30, 2025, resulting in a gross margin of 41% in the six months ended June 30, 2026 as compared to (19)% for the six months ended June 30, 2025. We expect further margin improvements in the second half of the year and beyond as we continue to realize synergies from the Wattbike and Ergatta acquisitions, as well as other potential acquisitions which we expect will be accretive to earnings. There can be no assurance, however, that we will achieve anticipated synergies or that future acquisitions will be consummated or accretive to earnings. See “Cautionary Statement Regarding Forward-Looking Statements” above and “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of risks that could cause actual results to differ materially from our expectations.

Operating Expenses

In the second quarter of 2025, we recognized a total of $2.4 million of compensation expense related to the full redemption value of Series LTI Preferred Stock that was issued to our executive officers and members of our Board of Directors on June 14, 2025. Approximately $2.1 million of this expense was recorded as general and administrative expense, and $0.3 million was recorded as research and development expense. The preferred stock was canceled and the corresponding liability was derecognized in the fourth quarter of 2025, however the issuance of the preferred stock resulted in significant operating expense for the three and six months ended June 30, 2025 with no comparable amount for the corresponding periods in fiscal 2026.

Research and Development

Research and development expense was $0.4 million for the second quarter of 2026, as compared to $0.8 million for the second quarter of 2025. The decrease is primarily due to reductions in stock-based compensation and other personnel-related costs of $0.5 million, partially offset by $0.1 million of research and development expenses at Wattbike and Ergatta not present in 2025.

For the six months ended June 30, 2026, research and development expense was $0.9 million, as compared to $2.1 million for the six months ended June 30, 2025. The decrease was due to lower stock-based compensation and other personnel-related costs of $1.3 million and lower engineering costs of $0.2 million, partially offset by $0.3 million of expenses associated with Wattbike and Ergatta not present in 2025.

Sales and Marketing

Sales and marketing expense was $2.2 million for the second quarter of 2026, as compared to $0.2 million for the second quarter of 2025. The increase was largely due to amortization expense for intangible assets acquired in the Ergatta and Wattbike transactions of $0.8 million and $0.2 million, respectively, as well as $1.0 million of other sales and marketing expenses associated with Wattbike and Ergatta, mainly for personnel, digital media and advertising expenses, not present in 2025.

Sales and marketing expense was $3.2 million for the six months ended June 30, 2026, as compared to $0.5 million for the six months ended June 30, 2025. The increase was largely due to amortization expense for intangible assets acquired in the Ergatta and Wattbike transactions of $0.9 million and $0.3 million, respectively, as well as approximately $1.6 million of other sales and marketing expenses associated with Wattbike and Ergatta, mainly for personnel, digital media and advertising expenses, not present in 2025.

General and Administrative

General and administrative expense was $4.0 million for the three months ended June 30, 2026 as compared to $4.6 million for the three months ended June 30, 2025, as the absence of $2.1 million of stock-based compensation expense associated with the LTI Preferred Stock in 2026 was largely offset by general and administrative expenses associated with Ergatta and Wattbike not present in 2025 of approximately $1.6 million, including $0.6 million of stock-based compensation expense related to equity grants issued in the Ergatta transaction.

General and administrative expense was $8.1 million for the six months ended June 30, 2026, as compared to $9.1 million for the six months ended June 30, 2025. The decrease reflects a $4.4 million total reduction in stock-based compensation in 2026 related to our legacy business, largely offset by general and administrative expenses associated with Ergatta and Wattbike of approximately $2.7 million (which includes $0.7 million of compensation expense related to the equity grants issued in the Ergatta transaction) and $0.6 million of increased acquisition transaction costs.

Other Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income (expense), net	(in thousands)		(in thousands)
Other expense, net:	$(1,544)	$(927)	$(4,021)	$(1,038)
Interest expense	(1,450)	(4,490)	(2,980)	(6,254)
Interest income	1	229	1	387
(Loss) gain upon extinguishment of debt and accounts payable	(601)	1,423	(2,311)	4,459
Change in fair value of convertible notes	(278)	7,202	(1,628)	6,629
Change in fair value of earn out	(491)	—	(517)	—
Change in fair value of derivatives	491	(462)	164	(1,949)
Change in fair value of warrants	140	544	807	993
Total other income (expense), net	$(3,732)	$3,644	$(10,485)	$3,352

Other Expense, net

Other expense, net for the three months ended June 30, 2026 of $1.5 million is mainly comprised of the change in fair value of convertible preferred stock of $1.1 million and expense recognized under a settlement agreement in the amount of $0.5 million. For the three months ended June 30, 2025, other expense of $0.9 million is mainly comprised of expense associated with the convertible notes issued in 2025 for which we elected the fair value option.

Other expense, net for the six months ended June 30, 2026 of $4.0 million consists of $2.6 million of expense recognized under settlement agreements, $1.1 million for the change in fair value of convertible preferred stock and a credit loss of $0.2 million recognized upon the settlement of the Sportstech loan receivable.

Interest Expense

Interest expense decreased by $3.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and by $3.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decreases are mainly attributable to a lower average debt balance for the first six months of 2026 as compared to 2025 and to the higher debt discount amortization on our convertible notes in 2025.

Interest Income

Interest income decreased by $0.2 million for the second quarter of 2026 as compared to the second quarter of 2025, and by $0.4 million for the six months ended June 30, 2026 as compared to the same period of a year ago due to the repayment of the loan receivable from Sportstech in early 2026.

(Loss) Gain on extinguishment of debt

The loss on extinguishment of debt for the three and six months ended June 30, 2026 of $0.6 million and $2.3 million, respectively, was mainly the result of the conversion of Class A Incremental Notes into equity (see Note 11 to the Consolidated Financial Statements), partially offset by gains on extinguishment of other indebtedness.

The gain on extinguishment of debt for the three and six months ended June 30, 2025 of $1.4 million and $4.5 million, respectively, was mainly the result of the conversion of notes formerly held by principal stockholders and certain other indebtedness into equity.

Change in Fair Value of Convertible Notes

We recorded losses on the change in fair value of convertible notes for the three and six months ended June 30, 2026 of $0.3 million and $1.6 million, respectively, and we recorded gains on the change in fair value of convertible notes for the three and six months ended June 30, 2025 of $7.2 million and $6.6 million, respectively. The gains for the three and six months ended June 30, 2025 are mainly due to the decrease in fair value of the convertible notes issued in connection with the Company's acquisition of digital assets in June of 2025 (see Note 11 to the Consolidated Financial Statements).

Change in Fair Value of Earnout

The loss on change in fair value of earnout of $0.5 million for the three and six months ended June 30, 2026 was the result of the increase in fair value of the contingent consideration related to the Ergatta acquisition.

Change in Fair Value of Derivatives

We recognized a gain on the change in fair value of derivatives for the three months and six months ended June 30, 2026 of $0.5 million and $0.2 million, respectively, as compared to a loss on the change in fair value of derivatives for the three and six months ended June 30, 2025 of $0.5 million and $1.9 million, respectively.

Change in Fair Value of Warrants

The gain on the change in fair value of warrants issued in conjunction with the issuance of convertible notes was $0.1 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

At June 30, 2026, we had a working capital deficit of $38.9 million, mainly consisting of cash and cash equivalents of $1.0 million, accounts receivable of $3.2 million, inventory of $4.7 million and vendor deposits and other current assets of $1.9 million, more than offset by accounts payable and accrued expenses of $13.1 million, convertible notes and loans payable of $21.4 million, mandatorily redeemable preferred stock of $9.5 million and other current liabilities of $5.1 million. We have incurred an accumulated deficit of $245.4 million since inception, and we had negative cash flows from operations of $5.6 million and $5.7 million for the six months ended June 30, 2026 and 2025, respectively, and $10.4 million and $14.8 million for the years ended December 31, 2025 and 2024, respectively. We also incurred operating losses of $7.4 million and $12.1 million for the six months ended June 30, 2026 and 2025, respectively, and $19.9 million and $29.2 million for the years ended December 31, 2025 and 2024, respectively. We have funded our operations for the last few years through the sale of our debt and equity securities. Our material cash requirements are primarily comprised of:

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

Our available liquidity to fund our operations over the next twelve months beyond the issuance date was limited to approximately $1.7 million of cash and cash equivalents However, based on our anticipated liquidity needs, the foregoing available liquidity will not be sufficient to meet our obligations as they become due over the next year beyond the issuance date absent management’s ability to secure additional outside capital, which may not be available on commercially acceptable terms, or at all. The Securities Purchase Agreement that we entered into on January 28, 2025 with an accredited investor allows the investor to purchase up to $16.0 million of additional senior secured convertible notes from us, and we also have an At The Market Offering Agreement in place under which we may issue additional shares of Common Stock of approximately $6.0 million, however these do not represent firm commitments for additional capital. We currently have no firm commitments in place for securing additional outside capital.

Included in our anticipated liquidity needs is approximately $23.1 million of outstanding debt that is scheduled to mature over the next twelve months beyond the issuance date, and we do not have sufficient liquidity to repay such debt if a cash settlement is required. In the event we are unable to refinance our outstanding debt, settle some or all of the debt with shares of our common or preferred stock, secure additional outside capital, and/or secure amendments or waivers from our lenders to defer or modify their repayment terms, management will be required to seek other strategic alternatives to settle this indebtedness, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code. These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Cash Flows

Comparison of the six months ended June 30, 2026 and 2025

(in thousands)	2026	2025
Net cash used in operating activities	$(5,636)	$(5,743)
Net cash provided by (used) in investing activities	3,409	(50,967)
Net cash provided by financing activities	2,702	59,304
Effect of exchange rate on cash	(28)	100
Net Change In Cash and Cash Equivalents	$447	$2,694

Operating Activities

Net cash used in operating activities was $5.6 million for the six months ended June 30, 2026, essentially unchanged from the $5.7 million used in operations for the six months ended June 30, 2025. The following table represents the components of cash used in operating activities:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net loss	$(17,847)	$(8,782)
Non-cash expenses, gains and losses (a)	14,099	3,005
Changes in accounts receivable	(437)	(335)
Changes in inventory	(214)	763
Changes in accounts payable, accrued expenses and other current liabilities	(1,368)	(223)
Other, net	131	(171)
Total cash used in operations	$(5,636)	$(5,743)

(a) - includes depreciation and amortization, stock-based compensation, non-cash interest expense and gains and losses on changes in fair value of the Company's financial instruments.

Investing Activities

Net cash provided by investing activities of $3.4 million for the six months ended June 30, 2026 was mainly comprised of the repayment of the Sportstech loan receivable in the amount of $6.4 million (see Note 2 to the Consolidated Financial Statements), partially offset by $1.7 million of cash paid in the Ergatta acquisition transaction, net of cash acquired, acquisition of software and content of $0.9 million and property and equipment purchases of $0.3 million. Net cash used in investing activities of $51.0 million for the six months ended June 30, 2025 were comprised of our acquisition of digital assets in June of 2025 in the amount of $45.0 million (see Note 7 to the Consolidated Financial Statements) the loan to Sportstech of $4.3 million and a loan to Wattbike prior to the closing of the acquisition in the amount of $1.2 million.

Financing Activities

Net cash provided by financing activities of $2.7 million for the six months ended June 30, 2026 was primarily from the issuance of convertible notes of $1.6 million and proceeds from the issuance of common stock from an At the Market Offering of $1.5 million, partially offset by the net payment of loans under a line of credit at Wattbike of $0.2 million and the repurchase of our common shares in the amount of $0.2 million.

Net cash provided by financing activities of $59.3 million for the six months ended June 30, 2025 was primarily from proceeds from the issuance of convertible notes and other notes payable in the amount of $56.1 million and $1.8 million, respectively, and At the Market Offering proceeds of $1.6 million.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Risk

Our foreign currency risk exposure has increased following the acquisition of Wattbike, which has operations in the United Kingdom. A portion of our operating expenses, and following the Wattbike acquisition, a portion of our revenues, are incurred or denominated in foreign currencies, principally British Pounds Sterling and Euros. These amounts are subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor and supply costs, in other currencies. While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers or our international subsidiaries, they may seek to pass these additional costs on to us or we may experience reduced margins on international sales, which could have a material impact on our gross margins and results of operations. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any foreign currency-related derivatives or hedging transactions. However, as our international operations expand, we may enter into derivative or hedging transactions in the future to mitigate foreign currency risk.

Interest rate risk

Substantially all of our outstanding debt instruments have fixed interest rates. As a result, a hypothetical 100 basis point increase in interest rates would not result in a material impact on our cash flows, liquidity or results of operations for the three months ended June 30, 2026 and 2025.

Inflation Risk

While inflation has contributed to increased manufacturing and supplier costs, higher component prices and elevated employee compensation expenses for the six months ended June 30, 2026 and 2025, we do not believe that these inflationary pressures have had a material effect on our business, financial condition or results of operations. However, if our costs become subject to more significant or sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases or other measures. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the period ending June 30, 2026. Based on that evaluation, management has concluded that as of the respective period, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for the Company. Management assessed the effectiveness of internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026, because of the material weaknesses described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management concluded that material weaknesses existed as of June 30, 2026. Specifically, management identified deficiencies in the principles associated with the control environment, risk assessment, control activities, information and communication and monitoring components of internal control, based on the criteria established by the COSO Framework, that constitute material weaknesses, either individually or in the aggregate.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. In particular, our material weakness related to our accounting software was not fully remediated as of June 30, 2026, as we expect to implement new software later in 2026. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

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

Our acquisition of Ergatta, or other potential acquisitions, does not provide assurance that the operations of Ergatta or other acquired businesses will be accretive to our earnings or otherwise improve our results of operations.

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

Our securities may be subject to immediate suspension and delisting if we fail to maintain a minimum market value of listed securities of at least $5 million.

The Nasdaq Stock Market, LLC has adopted a new continued listing requirement that companies listed on Nasdaq must maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million. Following the SEC's approval, the SEC received notices of intention to petition for review of the rule, which automatically stayed the rule's effectiveness pending further Commission action. The rule is therefore not currently in effect, and there is no prescribed timeline for the SEC to complete its review or for the stay to be lifted. Under the new rule, if our MVLS is below $5 million for 30 consecutive business days, Nasdaq Staff will issue a Staff Delisting Determination and our securities will be immediately subject to suspension and delisting. Unlike certain other Nasdaq continued listing deficiencies, we would not be entitled to a cure or compliance period before receiving that determination. Although we may request a hearing and the Hearings Panel may grant an exception for up to 180 days from the Staff Delisting Determination, any such exception would require us to demonstrate compliance with all applicable initial listing requirements, which may be more difficult than satisfying continued listing standards.

If the market price of our securities declines, or if other factors cause our MVLS to fall below the $5 million threshold for the required period, our securities could be suspended and delisted from Nasdaq with limited advance opportunity to regain compliance. Delisting could adversely affect the liquidity and market price of our securities, reduce the ability of investors to trade our securities on a national securities exchange, impair our ability to raise capital, trigger negative investor perception and result in our securities trading on an over-the-counter market or other less liquid trading market. In addition, if our securities are suspended and delisted from Nasdaq, it would result in an event of default under some of our debt agreements. The prospect of delisting also could create additional downward pressure on the trading price of our securities and may make it more difficult for us to consummate financing, strategic or other transactions on acceptable terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2026 we issued 225,681 shares of Series C Preferred Stock pursuant to a settlement agreement in connection with the resolution of certain outstanding obligations.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, no such plans or arrangements were adopted or terminated, including by modification.

Item 6. Exhibits

Exhibit No.	Description

3.1

Certificate of Amendment to the Certificate of Incorporation of Interactive Strength Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed June 30, 2026).

10.1

Settlement Agreement, dated as of March 31, 2026, by and between Interactive Strength Inc. and Vertical Investors, LLC (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 3, 2026).

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

INTERACTIVE STRENGTH INC.

Date: August 14, 2026	By:	/s/ Trent A. Ward
Trent A. Ward
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2026	By:	/s/ Caleb Morgret
Caleb Morgret
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)